Form 10-Q
period 1997-09-30
AUTOCYTE INC
filed 1997-11-14
CIK 1041426

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1997

                                       OR

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the transition period from __________ to _________

                       Commission file number 0-005-51807




                                 AUTOCYTE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                         56-1995728
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


112 Orange Drive, Elon College, North Carolina                    27244
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


                                  910 584-0250
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes      No  X
                                        ---     ---

The number of shares outstanding of each of the issuer's classes of common stock as of

                 Class                         Outstanding at November 14, 1997
                 -----                         --------------------------------
      Common Stock, $.01 par value                         12,479,877

                                 AutoCyte, Inc.

                                      Index



Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

         Condensed balance sheets--September 30, 1997 and December 31, 1996

         Condensed statements of operations--Three months ended September 30, 1997 and 1996; Nine months ended September 30, 1997 and 1996

         Condensed statements of cash flows--Nine months ended September 30, 1997 and 1996

         Notes to condensed financial statements--September 30, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II. Other Information

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


Signatures

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
                                 Autocyte, Inc.
                            Condensed Balance Sheets

                                                 SEPTEMBER 30,    DECEMBER 31,
                                                     1997            1996
                                                 -------------    -------------
                                                  (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                   $  30,941,118    $   9,517,274
     Accounts receivable, net                          720,344          761,117
     Inventory                                       2,229,554        1,911,406
     Other current assets                              240,201           49,208
                                                 -------------    -------------
       Total current assets                         34,131,217       12,239,005

Property and equipment                               1,607,579        1,459,932
Goodwill                                             2,871,875        2,984,375
                                                 -------------    -------------
       Total assets                              $  38,610,671    $  16,683,312
                                                 =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
     Accounts payable                            $     286,500    $     227,521
     Accrued payroll and related benefits              118,695          117,615
     Other accrued expenses                          1,666,606        1,221,358
                                                 -------------    -------------
       Total current liabilities                     2,071,801        1,566,494

Redeemable convertible preferred stock                     --         9,882,000
Stockholders' equity:
     Common stock, $0.01 par value;
       20,650,000 and 20,500,000 shares
       authorized at September 30, 1997
       and December 31, 1996, respectively;
       12,261,325 and 4,279,389 shares
       issued and outstanding at
       September 30, 1997 and
       December 31, 1996, respectively                 122,613           42,794
     Additional paid in capital                     49,113,294        7,898,956
     Deferred compensation                          (2,958,971)      (1,783,943)
     Accumulated deficit                            (9,738,066)        (922,989)
                                                 -------------     ------------
       Total stockholders' equity                   36,538,870        5,234,818

       Total liabilities and
         stockholders' equity                    $  38,610,671    $  16,683,312
                                                 =============    =============


See accompanying notes to condensed financial statements.

                                 Autocyte, Inc.
                 Condensed Statements of Operations (Unaudited)



                                                      THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                         SEPTEMBER 30,                              SEPTEMBER 30,
                                                    1997                 1996                 1997                1996
                                               ------------          -----------          -----------          -----------
                                                                         (1)                                       (1)
Net sales                                      $    823,015          $   327,973          $ 1,721,710          $ 1,236,957
Cost of goods sold                                  621,379              367,326            1,389,244            1,079,541
                                               ------------          -----------          -----------          -----------
     Gross Profit                                   201,636              (39,353)             332,466              157,416

Operating expenses:
   Research and development                       1,085,081            1,113,581            3,395,563            3,042,546
   Selling, general and administrative            1,508,383            1,899,343            4,621,359            4,968,178
                                               ------------          -----------          -----------          -----------
                                                  2,593,464            3,012,924            8,016,922            8,010,724
                                               ------------          -----------          -----------          -----------
Operating loss                                   (2,391,828)          (3,052,277)          (7,684,456)          (7,853,308)
Interest income                                     141,149                 --                344,808                 --
Interest expense                                       (288)                --             (1,475,430)                --
                                               ------------          -----------          -----------          -----------
Net loss                                       $ (2,250,967)         $(3,052,277)         $(8,815,078)         $(7,853,308)
                                               ============          ===========          ===========          ===========

Net loss per share                             $      (0.22)                              $     (0.93)
                                               ============                               ===========

Weighted average shares outstanding              10,037,412                                 9,431,886
                                               ============                               ===========


See accompanying notes to condensed financial statements.

(1) Net loss per share is not disclosed for the three and nine month periods ended September 30, 1996 since the Company's predecessor operated as a division of a wholly owned subsidiary of Roche Holding Ltd.

                                 Autocyte, Inc.
                 Condensed Statements of Cash Flows (Unaudited)



                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                             1997                 1996
                                                         ------------          -----------

Net cash used in operating activities:                   $ (5,839,449)         $(5,142,225)

Cash flows from investing activities:
    Purchases of property and equipment                      (577,168)            (269,072)
                                                         ------------          -----------
Net cash used in investing activities                        (577,168)            (269,072)

Cash flows from financing activities:
    Proceeds from initial public offering, net             27,740,461                 --
    Issuance of preferred stock                               100,000                 --
    Advances from Roche                                          --              5,457,107
                                                         ------------          -----------
Net cash provided by financing activities                  27,840,461            5,457,107

Net increase in cash and cash equivalents                  21,423,844               45,810
Cash and cash equivalents at beginning of period            9,517,274                9,530
                                                         ------------          -----------
Cash and cash equivalents at end of period               $ 30,941,118          $    55,340
                                                         ============          ===========


See accompanying notes to condensed financial statements.

                                 Autocyte, Inc.
               Notes to Condensed Financial Statements (Unaudited)

                               September 30, 1997



1. INITIAL PUBLIC OFFERING

On September 5, 1997, the Company completed an initial public offering of 3,100,000 shares of $0.01 par value common stock (the "Offering"). The Offering price was $10 per common share resulting in gross offering proceeds of $31,000,000. Proceeds to the Company, net of underwriters discount and offering expenses were $27,945,000. Simultaneously with the Offering, the redeemable convertible preferred stock of the Company was automatically converted into 4,881,936 shares of common stock.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying unaudited condensed financial statements reflect all adjustments (consisting of normal, recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the period ended December 31, 1996, included in the Company's Registration Statement on Form S-1 (File No. 333-30227).

Information related to the three and nine month periods ended September 30, 1996 reflects the operations of the cytology and pathology automation business as conducted by the Company's predecessor, Roche Image Analysis Systems, Inc. ("RIAS").

3. INVENTORY

Inventory consists of the following:

                                         SEPTEMBER 30,         DECEMBER 31,
                                            1997                  1996
                                         -------------         ------------

Raw materials                             $  773,108            $  787,050
Finished goods                             1,456,446             1,124,356
                                          ----------            ----------
                                          $2,229,554            $1,911,406
                                          ==========            ==========


                                 Autocyte, Inc.
         Notes to Condensed Financial Statements (Unaudited) (continued)



4. PRODUCT WARRANTY

The Company's products generally carry a one-year warranty against defects. The Company provides for estimated warranty costs in the period the related sales are made. As of September 30, 1997 and December 31, 1996, the warranty reserve amounted to $202,083 and $198,813, respectively.

5. INTEREST EXPENSE

On June 27, 1997, the Company entered into a credit agreement with certain of its stockholders, including the Company's CEO. The agreement provided the Company with access to a credit line of up to $8,000,000 at an interest rate of prime plus 1%. As consideration for this credit agreement, the Company issued warrants to purchase 207,291 shares of its Common Stock at an exercise price of $2.033 per share. The Company estimated the expense associated with the warrant issuance to be approximately $1,475,000, all of which was expensed at the time of issuance. The credit agreement expired upon the completion of the Company's initial public offering in September 1997.

6. NET LOSS PER SHARE OF COMMON STOCK

Net loss per share of common stock amounts presented on the face of the condensed statements of operations have been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding in accordance with Accounting Principles Board Opinion No. 15 ("APB 15"). Under this guidance, options, warrants, and other potentially dilutive securities are considered as outstanding only if their effect is dilutive (i.e. increasing net loss per share).

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which is required to be adopted for years ending after December 15, 1997. Under SFAS 128 the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods where applicable. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and warrants are to be excluded. SFAS 128 is not expected to effect the calculation of net loss per common share for the three and nine month periods ended September 30, 1997, since stock options and warrants are excluded from the computation for each of these periods in accordance with APB 15.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company develops, manufactures and markets the only integrated automated sample preparation and image analysis system to support cytotechnologists and pathologists in cervical cancer screening. The Company is currently pursuing regulatory approval of its products for sale in the United States and has begun sales in several foreign countries. The Company's integrated system is comprised of the AutoCyte PREP ("PREP") sample preparation system and the AutoCyte SCREEN ("SCREEN") image analysis system. PREP is a proprietary automated liquid-based sample preparation system that produces slides with a homogeneous layer, or "monolayer," of cervical cells. The Company believes PREP will improve laboratory productivity and significantly reduce interpretation errors by producing cell samples that are clearer, more uniform and easier to interpret than conventional Pap smear samples. PREP is designed to operate both as an independent sample preparation system and in conjunction with SCREEN as part of an integrated diagnostic system. SCREEN is an automated image analysis system which combines proprietary imaging technology and classification software with off-the-shelf computer hardware to screen slides prepared using PREP. SCREEN is designed to be an interactive support tool for the cytology professional in the primary screening of cervical cells and may also serve quality control and adjunctive testing purposes. By designing PREP and SCREEN to function together, AutoCyte has developed a system that the Company believes will operate with higher throughput and greater diagnostic sensitivity than the conventional Pap smear test and other cervical cancer screening systems.

The Company cannot market the PREP or SCREEN systems in the United States for use in preparing or screening monolayer slides for cervical cancer until premarket approval applications ("PMAs") are approved by the United States Food and Drug Administration (the "FDA"). The Company submitted a PMA for PREP to the FDA on May 12, 1997. The FDA accepted the PREP PMA for substantive review on June 11, 1997. In notifying the Company that the PREP PMA had been accepted for such review, the FDA informed the Company that the PMA would not be submitted to its Medical Devices Advisory Panel for review since information in the PMA substantially duplicated information previously reviewed by the panel in a PMA submitted by a different company relating to an alternative monolayer slide preparation product. In November, the FDA contacted the Company regarding certain issues relating to the PREP PMA. The Company is preparing a response to questions raised by the FDA and expects to meet with the FDA to resolve these issues in the near future. An FDA review of a PMA typically takes from one to two years from the date the PMA is filed, but may take significantly longer if the FDA requests additional information and any major amendments to the PMA are filed. There can be no assurance that the FDA's review will not be as long or longer than the typical time period for FDA review or that the PMA will be approved at all. PREP is currently being marketed for non-cervical cytology applications in the United States, for which FDA approval is not required. The Company is in the process of completing clinical trials for SCREEN and anticipates submitting a PMA for SCREEN to the FDA by early 1998.

AutoCyte was formed in October 1996 to acquire the cytology and pathology automation business then owned by Roche Image Analysis Systems, Inc. ("RIAS"), a wholly-owned subsidiary of Roche Holding Ltd. ("Roche"). Roche had previously operated such business as part of Roche Biomedical Reference Laboratories, Inc., ("RBL"), a predecessor company to Laboratory Corporation of America, Inc. ("LabCorp"), the largest clinical laboratory chain in the United States and formerly a wholly-owned subsidiary of Roche. The business was acquired from RIAS in November 1996 in exchange for 3.7 million shares of the Company's Common Stock.

The Company generates PREP revenue from both system sales and rentals. For system sales, customers purchase the PREP instrument and make separate purchases of related reagents and other disposables. For system rentals, the Company places the PREP instrument at the customer's site, and customers make monthly payments that include rent and the purchase of a minimum monthly quantity of reagents and other disposables. The term of the PREP rentals ranges from month-to-month to three years. For SCREEN, the Company intends to place instruments without charge at customer locations and to charge customers on a per test, or Fee-Per-Use ("FPU"), basis. As an important element of its business strategy, the Company intends to seek third-party financing to support rentals of PREP and placements of SCREEN. There can be no assurance that the Company will be able to obtain such financing or, if so, on favorable terms. Failure to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations.

Future revenues and results of operations may fluctuate significantly from quarter to quarter and will depend upon, among other factors, the timing and outcome of the FDA review of PREP PMA submission, the extent to which the Company's products gain market acceptance, the timing and volume of sales and rental orders, regulatory and reimbursement matters, progress of the SCREEN clinical trials, introduction of alternative technologies by competitors, pricing of competitive products, the cost and effect of promotional discounts and marketing programs adopted by the Company.

The Company anticipates that if FDA approval is received to market PREP in the United States for gynecological uses, its marketing and sales expenditures will increase significantly. The Company also anticipates that research and development expenses, both in the areas of product enhancement and new product development, and manufacturing expenses will also increase as product commercialization increases. The Company additionally expects to incur compensation expense of $3.3 million as its deferred compensation balance is amortized over the four year stock option vesting period ending in 2000

The financial results for the three and nine month periods ended September 30, 1996 are for the business of the Company as conducted by the Company's predecessor, the cytology and pathology automation business of RIAS.

RESULTS OF OPERATIONS

    Three Months Ended September 30, 1997 (AutoCyte) and September 30, 1996 (Predecessor)

Net sales increased by 151% from $328,000 for the three months ended September 30, 1996 to $823,000 in the same period of 1997. Sales of PREP increased from $59,000 to $336,000, and SCREEN sales increased from $0 to $115,000. Gross profit increased from a loss of $39,000 for the three months ended September 30, 1996 to $202,000 in the same period of 1997, and gross margin increased from negative 12% for the three months ended June 30, 1996 to 25% in the same period of 1997. The increase in gross margin was largely attributable to a higher percentage of the more profitable PREP and SCREEN sales relative to sales of pathology workstation products, and better absorption of fixed costs due to higher volume

Total operating expenses decreased by 14% from $3.0 million for the three months ended September 30, 1996 to $2.6 million in the same period of 1997. Research and development costs were approximately equal in the two periods. Selling, general and administrative ("SG&A") costs decreased from $1.9 million to $1.5 million, consisting primarily of a decrease in sales and marketing expenses of $226,000 caused by reduced sales and marketing expenditures for pathology workstation products as a result of increased focus on cytology products, a decrease in depreciation expense of $360,000 caused by lower asset basis, offset by an increase in compensation expense of $216,000 caused by amortization of equity-related deferred compensation balances.

Interest income increased from $0 for the three months ended September 30, 1996 to $141,000 for the same period of 1997 due to an increase in average cash balances available for investment, resulting primarily from the completion of the Company's initial public offering.


    Nine Months Ended September 30, 1997 (AutoCyte) and September 30, 1996 (Predecessor)

Net sales increased by 39% from $1.2 million for the nine months ended September 30, 1996 to $1.7 million in the same period of 1997. This increase was primarily due to higher sales of PREP products caused by sales and marketing efforts being directed more to cytology products, rather than pathology workstation products. Gross profit increased by 111% from $157,000 for the nine months ended September 30, 1996 to $332,000 for the same period of 1997, and gross margin increased from 13% for the nine months ended September 30, 1996 to 19% in the same period of 1997. The increase in gross margin was largely attributable to a higher percentage of the more profitable PREP and SCREEN sales relative to sales of pathology workstation products and better absorption of fixed costs due to higher volume.

Total operating expenses remained constant at $8.0 million for the nine month periods ended September 30, 1996 and 1997. Research and development costs increased by 12% from $3.0 million for the nine month period ended September 30, 1996 to $3.4 million for the same period of 1997. The increase resulted from increased clinical trial and regulatory approval costs for the PREP clinical trials and PMA filing and the SCREEN clinical trials. SG&A costs decreased by 7% from $5.0 million for the nine month period ended September 30, 1996 to $4.6 million for the same period of 1997 caused primarily by lower sales and marketing expenses for pathology workstation products of $708,000 resulting from an increased focus on cytology products, a decrease in depreciation expense of $608,000, partially offset by equity-related compensation expense of $922,000.

During the nine months ended September 30, 1997 the Company granted options under its 1996 Equity Incentive Plan to acquire 304,962 shares of Common Stock at an exercise price of $0.2033 per share.

The Company also sold to certain members of management 48,819 shares of Series A Preferred Stock at a price of $2.048 per share. The Company recorded $1.7 million of deferred compensation expense and $432,000 of compensation expense with respect to these transactions. The Company also recorded $490,000 of amortization of deferred compensation expense during the period.

Interest income increased from $0 for the nine months ended September 30, 1996 to $345,000 for the same period of 1997 due to an increase in average cash balances available for investment, resulting primarily from the completion of the Company's initial public offering.

On June 27, 1997 the Company issued warrants to acquire 207,291 shares of Common Stock at an exercise price of $2.033 per share as a commitment fee for a credit agreement among the Company and certain of its principal stockholders. The Company recorded $1.5 million of commitment fee expense with respect to this transaction, all of which was expensed in June 1997.


LIQUIDITY AND CAPITAL RESOURCES

Since its formation on October 24, 1996, the Company's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $9.7 million as of September 30, 1997. The Company has funded its operations primarily through the private placement and public sale of equity securities, resulting in net proceeds of $37.6 million, and limited product sales. As of September 30, 1997, the Company had cash and cash equivalents of $30.9 million. Cash and cash equivalents increased during the year primarily due to the issuance of 3,100,000 shares of common stock in connection with the Company's initial public offering raising aggregate net proceeds of $27.7 million.

Cash used in the Company's operations was $5.1 million for the nine months ended September 30, 1996, versus $5.8 million used in the same period of 1997. Negative operating cash flow in both periods was caused primarily by operating losses. The lower negative cash flow in the period ended September 30, 1996 was caused by a $1.4 million reduction in inventories by the predecessor company. The Company's capital expenditures for the nine months ended September 30, 1996 were $269,000, versus $577,000 for the same period of 1997 with the increase attributable to the purchase of PREP units for rental purposes. The Company has no material commitments for capital expenditures.

The Company's future liquidity and capital requirements will depend upon numerous factors, including the timing of the Company's receipt of FDA approval of its PMA for PREP, the availability of financing for the Company's anticipated equipment lease and rental programs, the level of placements of rental PREP systems and FPU SCREEN systems, the resources required to further develop its marketing and sales capabilities domestically and internationally, the resources required to expand manufacturing capacity and the extent to which the Company's products generate market acceptance and demand. In particular, if the FDA approves the PREP PMA, the Company anticipates that marketing and sales expenditures for the PREP market launch for gynecological uses in the United States, capital expenditures associated with placements of PREP rental units, and expenditures related to manufacturing and other administrative costs will increase significantly. There can be no assurance that the Company will not require additional financing or will not in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's business, financial condition and results of operations.

CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS

This report contains forward looking statements which are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's operating results and financial condition have varied and may in the future vary significantly depending on a number of factors. The statements contained in this report which are not strictly historical information, including, without limitation, statements regarding the receipt of regulatory approvals, implementation of the Company's full-scale marketing and sales activities, management's plans and objectives for future operations, product plans and performance, management's assessment of market factors, as well as statements regarding the strategy and plans of the Company, constitute forward looking statements which involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. These factors include the Company's early stage of development and limited sales to date, uncertainty of FDA approval of its principal products, uncertainty of market acceptance of the Company's principal products, competition and technological change, history of operating losses and uncertainty of future profitability, dependence on a limited number of products, the possibility of future capital needs and the uncertainty of availability of additional financing, dependence on patents, copyrights, licenses and proprietary rights, risk of third-party claims of infringement, extensive government regulation, dependence on third-party reimbursement, international sales and operations risks, limited marketing and sales resources, risk associated with product liability claims, limited number of potential customers, limited manufacturing experience, and dependence on single or limited-source suppliers. Such factors, among others, are described in greater detail in the Company's Registration Statement on Form S-1 (File No. 333-30227) under the heading "Risk Factors." These factors may have a material adverse effect upon the Company's business, results of operations and financial conditions. Because of these and other factors, past financial performance should not be considered an indication of future performance.

                           PART II. OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS:

Not applicable.

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS:

         (a) Effective upon the consummation of the Company's initial public offering (the "Offering") of shares of its common stock, par value $.01 per share (the "Common Stock") on September 10, 1997, the Company's Certificate of Incorporation and By-laws were each amended and restated.

         The Amended and Restated Certificate of Incorporation (the "Restated Certificate") provides the Board of Directors of the Company with the authority to issue up to 1,000,000 shares of Preferred Stock of the Company in one or more series and to fix the relative rights, preferences, privileges, qualifications, limitations and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, without further vote or action by the stockholders of the Company. The issuance of Preferred Stock could adversely affect the voting power of the holders of Common Stock and restrict their rights to receive payment upon a liquidation of the Company and could have the effect of delaying, deferring or preventing a change in control of the Company.

         The Restated Certificate contains a provision classifying the Board of Directors into three classes with staggered three-year terms. The Restated Certificate also includes a provision prohibiting stockholder action by written consent except as otherwise provided by law. The Restated Certificate requires the approval of the holders of at least 66 2/3% of the outstanding capital stock of the Company prior to: (i) the merger of the Company into another entity, (ii) the sale or disposition of all or substantially all of the Company's assets,
(iii) the issuance or transfer by the Company or its securities having a market value in excess of $500,000 and (iv) engaging in any other business combination transaction unless, in each case, such transaction has been approved by a majority of the Board of Directors.

         Provisions of the Amended and Restated By-laws (the "Restated By-laws") and the Restated Certificate provide that the stockholders may amend the Restated By-laws or certain provisions of the Restated Certificate only with the vote of 66 2/3% of the Company's outstanding capital stock. The Restated By-laws provide that nominations for directors may not be made by stockholders at any annual or special meeting unless the stockholder intending to make a nomination notifies the Company of its intention a specified period in advance and furnishes certain information. The Restated By-laws also provide that special meetings of the Company's stockholders may only be called by the President or the Board of Directors of the Company and require advance notice of business to be brought by a stockholder before the annual meeting.

         Article NINTH of the Restated Certificate provides that a director shall not personally be liable to the Company or its stockholders for monetary damages for breach of fiduciary duty as a director, except to the extent that the elimination or limitation of liability is not permitted under the Delaware General Corporation Law as in effect when such liability is determined.

         Article TENTH of the Restated Certificate provides that the Company shall, to the fullest extent permitted by the Delaware General Corporation Law, as amended from time to time, indemnify each person who is or was a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding by reason of the fact that he is or was, or has agreed to become a director or officer of the Company, or is or was serving, or has agreed to serve, at the request of the Company, as a director, officer or trustee of, or in a similar capacity with, another corporation, partnership, joint venture, trust or other enterprise. Article TENTH further permits the Board to authorize the grant of indemnification rights to other employees and agents of the Company and such rights may be equivalent to, or greater or less than, those set forth in Article TENTH.

         The Restated By-laws provide that the Company shall, to the full extent permitted by the Delaware General Corporation Law, as amended from time to time, and the Restated Certificate, indemnify each person whom it may indemnify pursuant thereto.

         The Restated By-laws also provide that the Company shall have the power to purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the Company, or is or was serving as the request of the Company as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against such person and incurred by such person in any such capacity or arising out of such person's status as such whether or not the Company would have the power to indemnify such person against such liability under the provisions of the General Corporation Law of Delaware.

         The Restated Certificate provides that directors shall not be personally liable to the Company or its stockholders for monetary damages or for breach of fiduciary duty as a director, whether or not an individual continues to be a director at the time such liability is asserted, except for liability
(i) for any breach of the director's duty of loyalty to the Company or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) pursuant to Section 174 of the Delaware General Corporation Law or (iv) for any transaction from which the director derives an improper personal benefit.

         (b) On June 27, 1997 the Registrant issued warrants to purchase an aggregate of 207,291 shares of Common Stock, at an exercise price of $2.033 per share, to certain principal stockholders of the Company as a commitment fee in connection with the establishment of a credit agreement. On October 24, 1997 all of these warrants were exercised to purchase Common Stock. No underwriter was engaged in connection with the foregoing issuance of warrants or the exercise thereof. The warrants were issued in a private placement in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and the shares of Common Stock issuable upon the exercise thereof were issued in reliance on Section 3(a)(9) of the Securities Act.

         (c) Use of proceeds information is provided herewith in connection with the Offering. The Company's Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission on September 4, 1997. The first closing for the Offering was held on September 10, 1997 and a second overallotment closing was held on October 10, 1997. The Offering has terminated.

         In the aggregate the Company sold in its two closings 3,125,000 shares (with an aggregate offering price to the public of $31,250,000) out of the 3,565,000 shares of Common Stock (with an aggregate offering price of $35,650,000) registered in the Offering. The managing underwriters of the Offering were SBC Warburg Dillon Read Inc. and UBS Securities.

         In connection with the Offering the Company incurred the following expenses through September 30, 1997: underwriting discounts and commissions of $2,170,000 and other expenses of $1,089,539. After expenses incurred through September 30, 1997, and not including the sale of the 25,000 shares of Common Stock sold upon the closing of the overallotment option on October 10, 1997, the Company's net proceeds from the Offering were $27,740,461 as of September 30, 1997.

From September 5, 1997 (the effective date of the Company's Registration Statement on Form S-1) through September 30, 1997, the amount of net offering proceeds used by the Company was as follows: $83,837 for purchases of machinery and equipment, $666,083 to fund current operations (of which $84,035 was paid to officers of the Company), $770,608 for working capital purposes, and the remaining $26,219,933 was invested in short-term commercial paper.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES:

Not applicable.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         On July 14, 1997, the stockholders of the Company, acting by a written consent in lieu of a meeting of stockholders, approved an Amendment to the Company's Certificate of Incorporation. The Amendment provided that each share of Series A Convertible Preferred Stock would automatically be converted into shares of the Company's Common Stock at the then effective Conversion Price upon the closing of the sale of shares of Common Stock for the account of the Company in a firm commitment underwritten public offering pursuant to an effective Registration Statement under the Securities Act of 1933, as amended, in which a majority of the committee of the Board of Directors authorized to establish the pricing terms of the public offering was composed of designees of holders of at least a majority of the outstanding shares of Series A Preferred Stock.

         The stockholders who consented to this action in writing held 5,830,941 votes out of the total of 9,161,325 votes eligible to be voted by the holders of shares of Common Stock and Series A Convertible Preferred Stock outstanding at the time of the written consent. The remaining votes were not voted in the matter.

ITEM 5   OTHER INFORMATION:

None.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K:

(a)      Exhibits. See exhibit index on page 17.

(b)      Reports on Form 8-K.  None

                                 AUTOCYTE, INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 1997



                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                AUTOCYTE, INC.


DATE:  November 14, 1997                       BY: /s/ William O. Green
                                                   ---------------------
                                                William O. Green
                                                Duly Authorized Officer and
                                                Principal Financial Officer

                                  EXHIBIT INDEX


Number            Description
------            -----------
3.1               Restated Certificate of Incorporation

3.2               Amended and Restated By-laws

27                Financial Data Schedule
                    (for EDGAR filing purposes only)