Form 10-K
period 1997-12-31
AUTOCYTE INC
filed 1998-03-30
CIK 1041426

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997     COMMISSION FILE NUMBER: 0-22885

                                 AUTOCYTE, INC.
             (exact name of registrant as specified in its charter)

        Delaware                                        56-1995728
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation  or organization)

              112 Orange Drive, Elon College, North Carolina 27244 (Address of principal executive offices including zip code)


               Registrant's telephone number, including area code:
                                 (336) 584-0250

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
              Title of each class                 on which registered
              -------------------                 ----------------------

                     None                                    None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES  X      NO
                                  ---        ---------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 23, 1998 was: $21,230,993

There were 12,658,710 shares of the registrant's Common Stock outstanding as of March 23, 1998.

                             ---------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of the Registrant for the Registrant's 1998 Annual Meeting of Shareholders to be held on May 28, 1998, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year of December 31, 1997, are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

     The discussion included in this section as well as elsewhere in the Annual Report on Form 10-K may contain forward-looking statements based on current expectations of the Company's management. Such statements are subject to risks and uncertainties that could cause actual results to differ from those projected. See "Important Factors Regarding Forward-Looking Statements" attached hereto as Exhibit 99.1 and incorporated by reference into this Form 10-K. Readers are cautioned not to place undue reliance on the forward-looking statements which speak only as the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

THE COMPANY

    AutoCyte, Inc. ("AutoCyte" or the "Company") develops, manufactures and markets the only integrated automated sample preparation and image analysis system to support cytology professionals in cervical cancer screening. The Company is currently pursuing regulatory approval of its products for sale in the United States and has begun sales in several foreign countries. The Company's integrated system is comprised of the AutoCyte PREP ("PREP") sample preparation system and the AutoCyte SCREEN ("SCREEN") image analysis system. The Company's Pathology Workstation product line further integrates AutoCyte's product offerings into tools for data handling of cytology and pathology images, and tools for determining prognosis of disease from cytology and pathology specimens.

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

     SCREEN is an automated image analysis system which combines proprietary imaging technology and classification software with off-the-shelf computer hardware to screen slides prepared using PREP. SCREEN is designed to be an interactive support tool for the cytology professional in the primary screening of cervical cells and may serve quality control and adjunctive testing purposes. By designing PREP and SCREEN to function together, AutoCyte has developed a system which the Company believes will operate with higher throughput and greater diagnostic sensitivity than the conventional Pap smear test and other cervical cancer screening systems.

CERVICAL CANCER SCREENING MARKET

    Cervical cancer is the second most common form of cancer among women throughout the world. The World Health Organization estimates that worldwide there were approximately 525,000 new cases of cervical cancer and approximately 247,000 deaths attributable to the disease in 1996. The American Cancer Society estimated that, in the United States alone, approximately 14,500 new cases of cervical cancer would be diagnosed and 4,800 women would die of cervical cancer in 1997. The factors associated with the development of cervical cancer are believed to include sexual activity at an early age, multiple sexual partners, a history of sexually transmitted disease and cigarette smoking. Recent studies have also indicated that cervical cancer is linked to the presence of certain strains of Human Papillomavirus ("HPV").

    Cervical cancer is preceded by curable precancerous lesions that progress without symptoms over a period of years until they become invasive, penetrating the cervical epithelium (cellular covering) and entering the bloodstream or lymph system. Treatment of early-stage noninvasive cervical cancer may be accomplished through various low-risk and low-cost procedures designed to remove the abnormal cells. Once the cancer reaches the invasive stage, however, the patient's chances for recovery are diminished, and more radical treatment, such as a hysterectomy and chemotherapy or radiation therapy, is typically required. These procedures are costly and may expose the patient to substantial physical morbidity and psychological stress.

    Because treatment of cervical cancer at an early stage is almost always successful, early detection is critical to medical management of the disease. Thus, regular cervical screening examinations are recommended in the United States and many foreign countries. The conventional Pap smear is currently the most widely used screening test for cervical cancer. This test was developed in 1943 by Dr. George Papanicolaou and has remained virtually unchanged for the past 50 years. It is estimated that clinical laboratories in the United States perform over 50 million conventional Pap smears annually. The Company believes that annual test volume outside of the United States is in excess of 55 million.

    In the United States, although widespread and regular use of the conventional Pap smear has contributed to a greater than 70% decrease in mortality, the mortality rate from the disease has remained fairly constant since 1970. The Company believes that there are practical limitations to the conventional Pap smear test which contribute to an estimated $5.0 billion of annual costs associated with the treatment of advanced precancerous and cancerous cervical disease. Additional costs are also incurred by third-party payors due to repeat testing and by clinical laboratories due to litigation associated with inaccurate diagnoses.

THE CONVENTIONAL PAP SMEAR PROCESS

    The conventional Pap smear process involves the science of cytology, which includes the microscopic interpretation of precancerous, malignant and morphological changes in cells. The conventional Pap smear process begins with the collection of cervical cells during a gynecological examination. To obtain a cervical cell sample, a sampling device is used by a clinician to scrape cells from the surface of the cervix. The sample is then manually smeared onto a clean microscope slide, and the sampling device is discarded. The clinician must then spray the slide within a few seconds with a fixative agent to prevent damage to the cell specimen from air drying. The slide is then submitted to a clinical laboratory. At the laboratory, the slides are manually or mechanically stained in a batch process typically using common reservoirs of staining reagents to enhance the morphologic presentation of the cells.

    Following staining of the slide sample, a cytotechnologist, a medical professional with special training in the examination and interpretation of human cells, conducts a microscopic review of the slide to determine the adequacy of the sample and to assess the presence of abnormal cells. In determining slide adequacy, cytotechnologists classify each slide into one of three categories: (i) satisfactory for evaluation, (ii) satisfactory but limited by certain characteristics ("SBLB") or (iii) unsatisfactory for evaluation. The percentage of unsatisfactory and SBLB slides varies widely among laboratories. In the United States, approximately 1% to 2% of all conventional Pap smear slides are classified as unsatisfactory and as many as 20% to 30% are classified as SBLB. Frequent reasons for unsatisfactory or SBLB classifications include excess blood or mucus or the presence of inflammatory cells, all of which obscure the diagnostic cells of interest, a lack of diagnostic cells and too few cells per slide.

    After assessing sample adequacy, the cytotechnologist manually screens each usable slide with a microscope to differentiate diseased or abnormal cells from normal cells based on size, shape and structural details of the cells and their nuclei. Typically, each conventional Pap smear slide is then classified in accordance with the Bethesda System for Reporting Cervical/Vaginal Cytological Diagnoses (the "Bethesda System"). The following table summarizes the Bethesda System classification and other characteristics of all conventional Pap smear slides prepared annually in the United States:

                BETHESDA
                 SYSTEM                APPROXIMATE                  PRECANCEROUS/      CLINICAL
             CLASSIFICATION             INCIDENCE   INTERPRETATION    CANCEROUS         ACTION
             --------------            ----------   --------------  -------------      ---------

       NEGATIVE                             92%        NORMAL      NOT CANCEROUS  CONTINUED REGULAR
                                                                                       TESTING
       ATYPICAL SQUAMOUS CELLS OF
       UNDETERMINED
       SIGNIFICANCE/ATYPICAL
       GLANDULAR CELLS OF UNDETERMINED
       SIGNIFICANCE ("ASCUS/AGUS")           5%       EQUIVOCAL    UNDETERMINED    REPEAT TESTING/
                                                                                  COLPOSCOPY/BIOPSY
       LOW-GRADE SQUAMOUS
       INTRAEPITHELIAL LESION ("LSIL")       2%       ABNORMAL     PRECANCEROUS   COLPOSCOPY/BIOPSY

       HIGH-GRADE SQUAMOUS
       INTRAEPITHELIAL LESION ("HSIL")      <1%       ABNORMAL     PRECANCEROUS   COLPOSCOPY/BIOPSY

       CARCINOMA                            <1%       ABNORMAL       CANCEROUS    COLPOSCOPY/BIOPSY




    ASCUS/AGUS slides contain abnormal cells that cannot be fully explained on the basis of inflammatory or reactive processes, yet lack certain criteria for a specific abnormal diagnosis. ASCUS/AGUS slides are generally not considered precancerous. LSIL slides represent the lowest-grade precancerous state, with cells characterized as exhibiting mild to moderate dysplasia or evidencing signs of HPV. Dysplasia is a condition characterized by abnormally differentiated cells that could either progress to a precancerous state or regress to a normal state. HSIL slides contain precancerous cells characterized as exhibiting more serious dysplasia or signs of HPV. All ASCUS/AGUS and abnormal slides are referred to a pathologist for further review and final diagnosis. Women with abnormal Pap smears may have to return to their physician's office for a repeat Pap smear or to undergo costly colposcopy and biopsy procedures. A colposcopy involves the use of a low magnification device by a physician to visually examine the surface of the cervix. Based on the colposcopy results, a biopsy may then be performed for a more definitive diagnosis.

LIMITATIONS OF THE CONVENTIONAL PAP SMEAR PROCESS

    In spite of the success of the conventional Pap smear in reducing deaths due to cervical cancer, the test has several limitations, including inadequacies in sample collection and slide preparation, detection and interpretation errors, inability to use the patient sample for additional diagnostic tests, and productivity constraints on laboratories caused by regulatory compliance. Inadequacies in the sample collection and slide preparation process cause many inaccurate test results, including false negative and false positive diagnoses. A false negative diagnosis -- the failure to detect cancerous or precancerous cells -- may result in the progression of cervical cancer to a later stage of development before being detected. As a result, more expensive and invasive courses of therapy are required, and the likelihood of patient survival is diminished. False negative rates of the conventional Pap smear vary widely among laboratories, ranging from 5% to 55%, depending on such factors as the skill and experience of the practitioner who collects the sample and prepares the slide and the level of training of the cytotechnologist and pathologist who review the slide.

    Studies suggest that approximately 60% of all false negative diagnoses are attributable to inadequacies in sample collection and slide preparation; approximately 40% are attributable to slide detection and interpretation errors. False negative diagnoses have given rise to increasing levels of litigation in recent years, resulting in significant additional costs to clinical laboratories. False positive diagnoses -- the mistaken classification of normal cells as precancerous -- can result in unnecessary retesting, biopsies or other procedures which are costly, invasive and often painful and stressful for patients.

    Inadequacies in Sample Collection and Slide Preparation

    There are a variety of difficulties with the conventional Pap smear methods of cell collection, cell transfer and slide preparation. A recent study published in the American Journal of Clinical Pathology reported that, with a conventional Pap smear, as much as 80% of the sample taken from a patient is not transferred to the slide and remains on the discarded collection device. Because the sample cells are not randomized across the collection device, the discarded portion of the sample may contain abnormal cells necessary for an accurate diagnosis.

In addition to the problem of cell transfer, the conventional Pap smear slide preparation process produces inconsistent and non-uniform slides with extreme variability in quality, often making examination difficult. The poor quality of slides is often a result of the presence of blood, mucus, inflammatory cells or other obscuring debris, cell clumping and air-drying of the cell sample before it is suitably preserved or fixed. Air drying can cause an artificial distortion in cell size and shape, which are critical indicators in determining whether abnormalities exist. The conventional Pap smear process also includes batch staining which may result in cross-contamination among slide samples.

    The Company believes that these sample collection and slide preparation limitations are responsible for a large percentage of slides being classified as unsatisfactory and SBLB. Consequently, patients are often subjected to the inconvenience of return office visits for repeat testing and to the anxiety resulting from the inconclusive nature of the initial test. The Company estimates that annual costs to the United States health care system of repeat testing due to unsatisfactory and SBLB slides are $50 million and $750 million, respectively.

    Detection and Interpretation Errors

    The process of manually screening and interpreting a conventional Pap smear is complex and tedious, which can lead to detection and interpretation errors. Cytotechnologists typically review between 50 and 100 Pap smear slides per day. The review process requires intense visual examination through a microscope of the slide sample, each of which typically contains 50,000 to 300,000 cervical cells. This review process is prone to error because of the complexity of properly evaluating and categorizing subtle changes in the size and/or shape of cells and their nucleii. The diagnostic cells can often be obscured by cell clumping and the presence of debris, which increases the possibility that some percentage of cells, including abnormal cells, will be missed.

    Because more than 90% of all conventional Pap smears in the United States are diagnosed as negative, the process of identifying the abnormal samples requires constant vigilance. Despite the diligence of cytotechnologists, the intense level of concentration on such a high volume of cells over long periods of time results in some risk of fatigue. This fatigue can contribute to the incidence of false negative and false positive diagnoses.

    Lack of Additional Testing Capability

    The conventional Pap smear process does not permit additional or adjunctive testing from the original patient sample. The ability to produce multiple slides from a single sample could be used by clinical laboratories for follow-up testing, quality control or proficiency testing. Recent studies have shown that HPV DNA is present in most cases of HSIL lesions and in more than 90% of cases of cervical cancer. These studies may suggest HPV testing is a less expensive and less invasive follow-up procedure for women with a conventional Pap smear classification of ASCUS/AGUS or LSIL, since 30% to 75% of these patients will not have lesions that progress to high grade lesions or cancer.

    Using the conventional Pap smear process, because the residual cell sample is not saved, the patient must return to the physician's office to provide a second sample if additional testing, such as HPV testing, is indicated. The Company believes that the ability to access residual cellular material from the original patient sample would allow more cost effective patient management for inconclusive Pap smear tests.

    Limitations on Clinical Laboratory Productivity

    In 1988, to address, in part, accuracy and quality control concerns associated with conventional Pap smears,

Congress adopted the Clinical Laboratory Improvement Amendments of 1988 ("CLIA"). CLIA regulations require laboratories to rescreen 10% of the slides that are initially classified as negative. In addition, CLIA regulations currently limit the number of slides that may be screened per day by a cytotechnologist to 100. As a further quality control measure, CLIA requires cytology laboratories to perform proficiency testing and quality control by testing cytotechnologists in order to assure a minimum level of competence and expertise. Certain states have also adopted regulations further limiting the number of slides that may be manually examined per day by a cytotechnologist. Compliance with the quality control provisions of CLIA has resulted in substantial additional costs to clinical laboratories that perform conventional Pap smear screening.

THE AUTOCYTE SOLUTION

    AutoCyte is the first company to develop an integrated sample preparation and screening system for cervical cancer intended to address the limitations inherent in the conventional Pap smear process. PREP is a proprietary, automated, liquid-based sample preparation system that produces slides with a thin and uniform layer of cervical cells. PREP is designed to operate both as an independent sample preparation system and in conjunction with SCREEN as part of an integrated diagnostic system. SCREEN is an automated image analysis system which combines proprietary imaging technology and classification software with off-the-shelf computer hardware to screen slides prepared using the PREP system. SCREEN is designed to be an interactive support tool for the cytology professional in the primary screening of cervical cells, but may also support quality control and adjunctive testing applications. The Company's Pathology Workstation product line further integrates AutoCyte's product offerings into tools for data handling of cytology and pathology images, and tools for determining prognosis of disease from cytology and pathology specimens.

    The AutoCyte PREP System

    The Company's PREP system consists of a proprietary preservative fluid and reagents, plastic disposables and automated equipment for preparing a monolayer of cervical cells on the microscope slide. The PREP slide process begins with the clinician taking a patient's cervical sample using a conventional collection device. The clinician then immediately places the collection device in a vial containing the Company's proprietary CytoRich preservative fluid, thereby retaining virtually all of the cells from the collection device. After receiving the vial from the clinician, the laboratory thoroughly mixes the sample, generating a randomized cell suspension, which is then removed from the vial using the Company's patented disaggregation syringe device and layered onto a proprietary liquid density reagent in a plastic centrifuge tube. Batch centrifugation is then conducted on the cell suspension to remove excess blood, inflammatory cells and other debris from the sample.

    Once centrifugation is completed, the lab technician places the tube containing the separated diagnostic cells onto the automated PREP pipetting station. PREP then distributes the cells in a thin monolayer on the microscope slide and discretely stains the slide for subsequent analysis. A PREP slide typically contains approximately 45,000 cells which are distributed uniformly over a 13 mm diameter circle. PREP is currently capable of preparing and discretely staining 48 monolayer slides per hour.

    PREP Advantages vs. the Conventional Pap Smear Process

    The Company believes that PREP will offer the following advantages over the conventional Pap smear process:

    - More Complete Sample Collection. Because the clinician places the collection device directly into the PREP vial, the entire patient sample is contained in the Company's proprietary preservative fluid. As a result, the subsample on the monolayer preparation is more representative of the entire patient specimen. Using the conventional Pap smear process, as much as 80% of the cervical sample can be inadvertently discarded after smearing the sample onto the slide.

    - Improved Sample Quality. By eliminating variations in preparation techniques and the fixative spraying step from the sample collection process, PREP virtually eliminates air-drying, generates a more complete fixation and provides a more standardized preparation process in a controlled, laboratory environment. The more uniform cell sample distribution also reduces cell clumping and obscuring by debris. The Company believes that PREP's monolayer slides provide cytotechnologists with samples that are clearer, more representative and easier to diagnose than conventional Pap smear slides.

    - Improved Cytotechnologist Productivity. In the Company's clinical studies, laboratories using PREP have experienced a greater than 50% increase in cytotechnologist screening productivity. The impact on cytotechnologist efficiency is important to clinical laboratories because of the growing shortage of qualified cytotechnologists in recent years and the need to create and maintain a desirable working environment for cytology professionals.

    - Automated and Discrete Staining Function. PREP includes a discrete, or individual, slide staining function performed by a computer-controlled robotic pipetting station. Unlike conventional Pap smear slides that are often manually stained in a batch process using common reservoirs of staining reagents, PREP staining reagents are directly applied to individual slides. As a result, staining reagents are not shared among slides, which the Company believes should reduce the risk of cross-contamination among cell samples. Cross-contamination can lead to inaccurate diagnoses.

    - Multiple Testing Capability. Because the Company's proprietary CytoRich preservative system enables the patient sample to be preserved for several months, it permits, if necessary, preparation of several slides from a single sample. The Company believes that the ability to perform additional slide-based tests using a single sample, together with the improved quality of the slide itself, will reduce retesting expenses typically associated with inconclusive Pap smear tests. The residual patient sample may also be used for other diagnostic protocols such as HPV and infectious disease testing.

    PREP Advantages vs. Other Automated Sample Preparation Processes

    The Company believes that PREP will offer the following advantages over other automated slide preparation processes:

    - Improved Sample Quality. The PREP sample is processed through a series of proprietary liquid-based reagents and centrifuge separation techniques designed to isolate a high concentration of diagnostic cells. The only currently FDA approved monolayer slide preparation system relies on membrane filtration. The Company believes that its cell isolation process more effectively controls the incidence of infectious agents, inflammatory cells and other debris that may reduce the performance of membrane filtration systems. The Company believes that, in populations in which rates of gynecological infection are high, PREP's separation and isolation process will result in a more representative slide sample which should ultimately lead to a reduction in uncertain or incorrect diagnoses.

    - Higher Throughput. PREP has the capacity to produce 48 monolayer slide preparations per hour, which represents higher throughput than other available automated slide preparation systems. In addition to this increased throughput, the PREP processing unit requires less oversight than other automated systems.

    - Improved Cytotechnologist Productivity. The cell circle on a PREP slide is smaller than the cell circle on other available automated slide preparation systems, yet the number of diagnostic cells is approximately equal. The Company believes that the smaller cell circle, coupled with a lower incidence of infectious agents and inflammatory cells and other debris, should result in faster, more efficient screening by cytology professionals.

    - Familiarity with Sample Preparation Approach. The PREP centrifugation and robotic liquid handling techniques are similar to procedures already in use in clinical laboratories.

    - Automated and Discrete Staining Function. Unlike other automated sample preparation systems that rely on batch staining using common reservoirs of staining reagents, PREP staining reagents are applied directly to individual slides. Discrete staining offers several benefits, including a reduced risk of cross-contamination among cell samples, less degradation of the staining solution, less staining time and lower costs.

    - Integration with SCREEN. The Company has specifically designed PREP to function with SCREEN, creating an integrated diagnostic tool which the Company believes will operate with higher throughput, greater efficiency and greater diagnostic sensitivity than other systems which do not integrate the slide preparation and screening functions.

The AutoCyte SCREEN System

    SCREEN is an automated image analysis system which combines proprietary imaging technology and classification software with off-the-shelf computer hardware to screen slides prepared using the PREP system. SCREEN is designed to function as an interactive support tool for the cytology professional in the primary screening of cervical cells, but may also serve quality control and adjunctive testing purposes. SCREEN is designed to use a series of proprietary algorithms to independently classify cells and present the cytotechnologist with 120 images of the most suspicious cells on the sample slide.

    SCREEN is designed to evaluate all areas of the PREP monolayer and presents high-resolution, color images of suspicious cells in the sample. The cytotechnologist is then able to undertake an independent analysis of these selected cells to interpret each slide. Once the cytotechnologist inputs the image assessment into the computer, SCREEN displays its interpretation for comparison. Unless SCREEN and the cytotechnologist agree that the slide is normal, the slide is referred to a senior cytotechnologist or pathologist for reevaluation. Combining expert human review with unbiased computer interpretation is a fundamental component of the Company's patented SCREEN process.

    SCREEN Advantages vs. the Conventional Pap Smear Process

    The Company believes that its diagnostic system combining PREP and SCREEN is designed to offer the following advantages over the conventional Pap smear process:

    - More Complete Slide Examination on a High Throughput Basis. SCREEN is designed to allow the cytotechnologist to review the monoloyer slide in less than half the time now required for manual screenings of conventional Pap smear slides.

    - Presentation of High Resolution Computer Images. Using the SCREEN system, cytotechnologists can control and display high resolution cell images. SCREEN is designed to enable images of cells and abnormalities to be enlarged and enhanced for easier examination. The system is designed to identify and select for presentation only those cells that are most pertinent to the diagnostic process. This process enables cytotechnologists to concentrate on the most significant cells and clusters, thereby reducing the complexity and tedious nature of manual review. The Company believes that SCREEN will enable cytotechnologists to reach accurate cell classification decisions more quickly and efficiently.

    - Reduced Compliance Costs to Clinical Laboratories. CLIA allows monolayer slides which result in cell dispersion on one-half or less of the total available slide area to be screened at levels higher than the current 100 slide-per-day limit applicable to conventional Pap smear slides.

    SCREEN Advantages vs. Other Automated Screening Processes

    The Company believes that a diagnostic system combining PREP and SCREEN is designed to offer the following advantages over other screening systems recently developed to enhance or replace conventional Pap smear testing:

    - Integrated Approach. AutoCyte provides the only automated, integrated cervical cancer screening system available today. By designing PREP and SCREEN to work together, the Company has created a system which it believes will operate with higher throughput and with greater diagnostic sensitivity than other available systems or combinations of approaches.

    - Interactive Approach. AutoCyte's proprietary approach to cervical cancer screening combines review of high resolution cell images by a cytotechnologist with SCREEN's independent computer classification of each sample, resulting in what the Company believes is a more sensitive detection of sample abnormalities. The integrated PREP and SCREEN system is a diagnostic support tool designed to interact with cytotechnologists, not replace them. By offering a system which supports the cytology professional, AutoCyte believes its system will more readily receive positive acceptance by laboratories compared to systems which replace or create additional tasks for the cytotechnologist.

    - Cost-Effective Approach. SCREEN uses an off-the-shelf computer hardware platform which is more flexible and requires less customization than other automated screening devices. The Company believes that SCREEN's open hardware configuration, combined with the utilization of PREP's monolayer slides, will result in a lower cost per test than other automated screening processes.

AUTOCYTE PRODUCT SYSTEMS

    PREP System

    The PREP system consists of the CytoRich line of proprietary preservatives and reagents, a variety of proprietary plastic disposable components, and the customized PREP instrument. The CytoRich reagents include the preservative fluid, density reagent and multiple stains. The plastic disposables include the preservative vial, a patented disaggregating syringe, a slide settling column and pipette tip. The PREP instrument is a proprietary, computer-controlled robotic pipetting station that has been specifically engineered for preparing and discretely staining PREP slides. The instrument can be programmed to apply a variety of different stains. A centrifuge can be provided by the Company as part of the system. The PREP system can prepare up to 48 monolayer slide preparations per hour. The resulting slides have a 13 mm diameter circle of cells in a discretely stained monolayer containing an average of 45,000 cells per slide. The Company holds a number of patents covering certain components of the PREP system and the PREP slide preparation process. The Company has placed 14
PREP systems for cervical cytology applications in foreign markets which collectively have produced over 200,000 monolayer slides in the past 24 months.

    SCREEN System

    The SCREEN system currently consists of a fully automated microscope, a high capacity slide handler, an ultra high resolution digital color camera, a high performance UNIX-based multi-processor and a high resolution monitor. The SCREEN system uses proprietary cell population histogram analysis software. A mechanical counter built into the SCREEN system allows the Company to monitor the number of slides screened. The SCREEN system has been specifically designed to process monolayer slides that have been prepared by the PREP system. The SCREEN system can process slides and render slide classifications on a continuous basis and is usually operated overnight. Up to 400 PREP slides may be placed onto the fully automated SCREEN instrument for unattended slide handling, identification and screening. SCREEN currently has the capacity to process, in unattended operation, over 160 slides per 24-hour period. The Company has placed SCREEN systems in clinical laboratories in Australia which have screened over 70,000 PREP slides in the past 24 months.

    AutoCyte Pathology Workstation

    AutoCyte's long-term product strategy encompasses an initiative into the broader clinical laboratory automation market. The Company believes that market acceptance of SCREEN will lay a foundation for additional future product lines, including future applications of the Pathology Workstation. The Pathology Workstation is a flexible computerized microscope which supports a set of PC-based applications, such as image telecommunications, archiving, image and patient data management and other supplemental testing designed to complement and support the SCREEN system. Applications currently available from the Company include:

    - Medical Information and Image Management. The AutoCyte Image Management System ("AIMS") is an intelligent user interface which organizes images and data using electronic folders. Diagnostic quality images can be acquired and stored with patient information. Folders containing both images and text can be incorporated into reports, or transmitted to a specialist at a remote site during a telepathology consultation. This folder concept combined with sophisticated search functionality provides a powerful tool for managing medical images.

    - Telepathology. AutoCyte LINK provides the ability to interactively capture and transfer diagnostic quality images during an online telepathology consultation. The system supports remote consultation, continuing education and access to opinions from experts in pathology subspecialties.

    - Image Titer. AutoCyte Image Titer enables the quantitative assessment of anti-nuclear antibodies in a patient's blood specimen. This measurement is essential in the evaluation of diseases such as lupus, rheumatoid arthritis and other autoimmune disorders. The patented titration emulation process is applicable to a wide range of fluorescence-based serum antibody measurements.

    The Company is currently marketing Pathology Workstation products through distributors. The Company's strategy includes the development of additional applications or modules to run on the proprietary Pathology Workstation platform which support and integrate a systematic approach to diagnostic cytology and pathology. These modules include quantitative DNA analysis, quantitative immunocytochemistry, computer assisted tumor grading, fluorescence measurements, slide mapping and computer supported manual cytology screenings.

NON-GYNECOLOGICAL PRODUCT APPLICATIONS

    The Company began limited sales of PREP for non-gynecological cytology applications in 1993. Non-gynecological applications relate to cytology preparation from a wide variety of specimen types, including urine, sputum, plural fluid, spinal fluid, peritoneal fluid and other body cavity fluids. Cell preparations from bronchial, gastrointestinal and endometrial brushings and washings as well as fine needle aspiration of specific organs are also addressed among these applications. These non-gynecological applications of the PREP system do not require FDA clearance. The Company has developed proprietary preservatives that are optimized for these specific non-gynecological cytology preparations.

    At the end of 1997, there were 61 PREP systems installed in clinical laboratories and hospitals worldwide, 47 of which were for non-gynecological applications in the United States. These PREP systems being used for non-gynecological applications can be converted to gynecological usage if the FDA approves the PMA for the PREP system for cervical cytology.

CLINICAL TRIALS AND REGULATORY STATUS

    Status of PREP PMA

    Following completion of clinical trials for gynecological applications, the Company submitted a PMA for PREP to the FDA on May 12, 1997, which was accepted for substantive review by the FDA on June 11, 1997. Upon accepting the PREP PMA for substantive review, the FDA informed the Company that the PMA would not be submitted to its Medical Devices Advisory Panel for review since information in the PMA substantially duplicated information previously reviewed by the panel in a PMA submitted by a different company relating to an alternative monolayer slide preparation product.

    After reviewing the PREP PMA and receiving input on it from members of its advisory panel, the FDA met with representatives from the Company in December 1997 to address certain of the FDA's questions relating to the PREP PMA. At the meeting, the Company presented additional analyses of certain of the data from the PREP PMA. The FDA advised the Company that it would need to amend the PREP PMA to include this and other information, and indicated that it would notify the Company in writing as to the scope of the required response to the agency's questions.

    In February 1998 the Company received a letter from the FDA providing detail on additional information it needed to continue review of the PREP PMA. The FDA did not request that the Company perform any additional clinical trials. The FDA requested that the Company's response be in the form of an amendment to the PREP PMA. After preparing the requested information, the Company submitted the amendment to the FDA on March 4, 1998.

    FDA regulations provide that the FDA may extend the review period for a PMA by up to 180 days from the date of submission of an amendment requested by the agency. While the FDA review of the PREP PMA amendment may be shorter than 180 days, there can be no assurance that the FDA's review will not take 180 days or longer or that the PREP PMA will be approved within that period or at all.

    In late October 1997, the Company's manufacturing facility was inspected for compliance with FDA's Quality System ("QS," formerly Good Manufacturing Practice, or "GMP") regulations. In early December 1997, the FDA notified the Company that the facility had no outstanding deficiencies and that it had passed the inspection. Also in October, the FDA completed a compliance audit of one of the eight sites that participated in the PREP clinical study and informed the Company that the site had passed its audit.

PREP Clinical Trials

    The PREP clinical trial design followed draft guidelines that had been prepared by the FDA and the protocol was reviewed by the FDA. The clinical trial was a double-blinded, matched-pair study in which a conventional Pap smear and a PREP monolayer slide derived from the same patient sample were reviewed and compared by different cytotechnologists without knowledge of the other's interpretation. In the clinical trial, the sample collected from the cervix was first smeared on a slide to create a conventional Pap smear. The collection device with residual sample material was then placed in the Company's proprietary CytoRich preservative fluid for later processing of a PREP slide. The two slides, prepared from the same sample, were then used to compare PREP to the conventional Pap smear.

    A total of 8,983 patients from eight clinical trial sites were included in the primary data analysis of the clinical trial. The combined data indicated improvements in specimen adequacy using PREP relative to the conventional Pap smear by reducing the number of unsatisfactory and SBLB slides by 39% and 44%, respectively. The Company believes that PREP would have further reduced unsatisfactory and SBLB slides if the sampling device had been immersed in the CytoRich reagent directly, rather than after the preparation of a conventional Pap smear slide, as was required by the clinical trial protocol.

    The PREP clinical data also indicated statistically significant improvements relative to the conventional Pap smear in (i) screening sensitivity (the detection of disease classified in the Bethesda System as LSIL or higher), (ii) reducing false negative diagnoses (the failure to detect cancerous or precancerous cells) and (iii) reducing inconclusive diagnoses.

    In further analysis of the clinical trial data following submission of the PMA to the FDA, the Company removed from the analysis all cell samples from patients having a clinical history of abnormality on a previous Pap smear slide. The Company's approach sought to control for any potential bias that might have occurred as a result of the reviewing cytotechnologists exercising more than their usual level of diligence in reviewing slides from patients known by the cytotechnologist as having a clinical history of abnormality in a previous Pap smear test. An analysis of the remaining 6,196 cases revealed that, as compared to the conventional Pap smear, PREP indicated greater screening sensitivity with a 17% improvement in the detection of disease (LSIL or higher classification in the Bethesda System) and an improvement in the rate of false negative diagnoses with a 46% reduction in such errors by the cytotechnologist.

    The Company's analysis of data obtained from clinical studies is subject to confirmation and interpretation by the FDA, which could delay, limit or prevent FDA approval of a PMA. The Company excluded approximately 1,350 specimens from the PREP clinical trial as noncompliant with protocol criteria. Based on its internal review of these excluded specimens, the Company believes that the inclusion of these specimens in the trial data would not have materially affected the data analysis or other information included in the PREP PMA submission. If, however, the FDA were to determine that these specimens should be included in the FDA's statistical calculations, the PREP PMA and other claims may have to be revised.

    SCREEN System

    In October 1996, the Company began blinded clinical trials for SCREEN. This clinical trial involves rescreening PREP slides from the PREP clinical trial sites using the SCREEN system and comparing these results with the results from a manual review of the PREP slides. The Company expects to complete this clinical trial for primary screening and adjunctive testing and submit a PMA for SCREEN to the FDA during the second quarter of 1998. There can be no assurance that this clinical trial will be completed or that any PMA for SCREEN will be submitted to the FDA or if submitted will be accepted for substantive review or, if accepted, will be approved by the FDA in a timely manner, or at all, or for the claims for which the Company seeks approval.

    Pathology Workstation

    The Company has received FDA clearance of premarket notification ("510(k)") covering Image Titer, an application for the Pathology Workstation currently being sold by the Company. The Company believes that it will need to obtain clearance of 510(k)s or approval of PMAs in the United States to market certain additional Pathology Workstation applications currently being developed.

MARKETING AND SALES

    Automated slide preparation and screening products have recently been introduced into the cervical cancer screening market and the Company expects that it will benefit from the increased awareness and acceptance of these new technologies. AutoCyte's systems are already in various stages of evaluation and use in major universities and laboratories in several countries. The Company began limited commercial sales of PREP in 1993 and at the end of 1997 had installed 61 PREP systems throughout the world. The first commercial use of both PREP and SCREEN for cervical cancer screening has begun in laboratories at four sites in Australia.

    The Company generates PREP revenue from both system sales and rentals. For system sales, customers purchase the instrument and make separate purchases of related reagents and other disposables. For system rentals, the Company places the PREP instrument at the customer's site, and customers make monthly payments that include rent and a minimum monthly quantity of reagents and other disposables. The term of the PREP rentals ranges from month-to-month to three years. For SCREEN customers in the United States, the Company intends to place instruments without charge at customer locations and to charge customers on a per test, or Fee-Per-Use ("FPU"), basis. In foreign markets, the Company plans to either sell or license SCREEN. As an important element of its business strategy, the Company intends to seek third-party financing to support rentals of PREP and FPU placements of SCREEN. There can be no assurance that the Company will be able to obtain such financing or, if so, on favorable terms.

    The principal market for non-gynecological applications of PREP is clinical laboratories in the United States and Asia. PREP is currently being marketed for non-gynecological applications in the United States directly through the Company's own sales force. Foreign distribution partners are marketing PREP for non-gynecological applications outside of the US.

    The principal markets for the Pathology Workstation are pathology and immunology laboratories and pathology research laboratories worldwide. The Company's strategy is to sell Pathology Workstation products through distributors and OEM vendors who will integrate certain of the workstation software into their own products. The Company has entered into an international distribution agreement with Carl Zeiss Jena Gmbh, a major European-based international company engaged in microscope manufacturing and sales, to distribute the Pathology Workstation in the US and Europe. The Company has also entered into an agreement with Dynamic HealthCare, Inc., a leader in the sale of integrated pathology and cytology information systems to hospitals, medical centers and laboratories throughout the US, to supply the AutoCyte Image Management System ("AIMS") as a key component of its CoPath(R) client/server solution for anatomic pathology laboratories.

    Marketing Strategy

    The Company expects to commence marketing PREP and SCREEN in the United States for cervical cancer screening when and if FDA approval for cervical cancer screening is obtained. PREP is designed to be sold as either a stand-alone system or as an integrated system with SCREEN. The Company intends to achieve market acceptance of PREP alone and then to target its PREP customer base for its initial marketing efforts of SCREEN. The Company's marketing strategy is to achieve broad market acceptance for the integrated PREP and SCREEN system for cervical cancer screening. In implementing this strategy, the Company will address the needs of the constituencies described below.

    Large clinical laboratories. Conventional Pap smear testing has become a concentrated market in the United States. The Company believes that three major clinical laboratories, Laboratory Corporation of America Holdings, Quest Diagnostics, Inc. ("Quest"), formerly known as Corning Clinical Laboratories, Inc., and SmithKline Beecham Clinical Laboratories, account for almost 18 million conventional Pap smears annually. In June 1997, Cytyc announced that it had entered into a multi-year agreement for ThinPrep 2000 with Quest. Other large testing laboratories, which the Company believes perform more than 10 million conventional Pap smears in the United States annually, account for another 20% of the market, concentrating approximately 55% of cervical cancer test volume among a relatively small number of large laboratories. AutoCyte believes that PREP's high throughput and cost-effectiveness will enable the Company to market PREP successfully to this concentrated market segment and that pressures associated with rising health care costs, rising litigation costs and the limited supply of qualified cytotechnologists will facilitate adoption of PREP and SCREEN by the large laboratory market. Large clinical laboratories have used centrifuges and liquid-based analytical techniques for a variety of applications and, accordingly, the Company believes that the familiar nature of its underlying technologies will enable its products to be more readily accepted in the market than products based on other technologies. Due to the concentrated nature of the large clinical laboratory market, the Company believes that a relatively small number of employees will be able to effectively market the Company's systems to these customers.

    Medium and small clinical laboratories. The Company also intends to devote a substantial portion of its marketing resources to targeting medium and small clinical laboratories. Hospital consolidation, and particularly the consolidation of laboratories of the larger hospitals, is creating a new medium sized customer for the Company's products. The Company expects that the medium and small clinical laboratory segment of the market generally will utilize the Company's equipment rental program.

    Third-party payors. To achieve market acceptance for its products, the Company will need to ensure that the use of its products is supported by third-party payors. The Company will promote the clinical and economic benefits of its PREP and SCREEN systems to national managed care providers, major private insurers and other third-party payors. The Company's cervical cancer screening system will initially be more expensive than conventional Pap smear testing on a per test variable cost basis. Because the up-front, direct costs of using the Company's products will be greater than the cost of the Pap smear, the Company will need to convince third-party payors that the overall cost savings, resulting from earlier detection of cervical cancer, reduction of unnecessary biopsies and colposcopies, improved specimen adequacy and otherwise, will more than offset the cost of the Company's products. At least two of the Company's competitors have achieved third-party reimbursement for products that are similar to PREP and SCREEN.

    Health care providers. The Company intends to promote the clinical and economic benefits of PREP and

SCREEN directly to gynecologists and primary care physicians by marketing with reference laboratory sales organizations. AutoCyte's sales and marketing program will include a significant educational effort to communicate the advantages of its integrated cervical cancer screening system to the medical community.

    Marketing and Sales Organization

    The Company currently employs 20 persons worldwide to market, sell and provide after sale support of its products. The Company anticipates that its worldwide base of employees to market, sell and provide after-sale support of its products will grow to 25 to 30 persons by the end of 1998.

    In the United States, the Company plans to market its cervical cancer screening system through a direct sales force, if PMA approvals are obtained. The majority of the direct sales organization will focus on the laboratory market to achieve appropriate market penetration, acceptance and availability of the Company's products. This same organization will market to managed care and other third-party payor organizations to achieve appropriate reimbursement levels and to create demand for the products. The Company will also consider co-marketing agreements with sales organizations of major reference laboratories and pharmaceutical manufacturers (with an emphasis on women's health care products) to market its products directly to health care providers.

    In international markets the Company markets and sells its products primarily through distributors. To support these efforts, the Company employs four people, consisting of sales professionals, supporting product managers and after sales support personnel located in Europe, Japan and Australia. The Company anticipates that these distributor organizations will ultimately assume responsibility for all sales and after sales support activities as well as a portion of the Company's marketing activities. Both large distribution organizations with products focused on the clinical diagnostic market and smaller distribution organizations with products focused specifically on the cytology market are being considered.

    After-sale support services, including customer training, product installation, telephone technical support and repair service will be offered directly to customers in the United States. Personnel providing these services will be located both at the Company's headquarters and in select major metropolitan areas. Internationally, the Company plans to provide these services through distributor organizations.

MANUFACTURING

The PREP System

    The Company currently assembles, tests and packages components of the PREP system at its manufacturing facility in Burlington, North Carolina. The Company also manufactures its CytoRich line of reagents and stains for PREP at the Burlington facility. The Company believes that its existing manufacturing and assembly processes are adequate to meet the near-term, full-scale production requirements of its PREP System for cervical cancer screening.

    The Company purchases certain of the PREP instrument components from a single OEM supplier in Europe. The consumable items used with PREP, including glass slides, centrifuge tubes, pipette tips, settling chambers and other disposable components, are purchased from a variety of third-party vendors, some of which are sole source suppliers. The Company has agreed to use a sole supplier of manufactured plastic components incorporated into its PREP system for the North American market for a period of at least five years from the first production shipment date of each component engineered as of July 26, 1993. In addition, the Company has agreed to allow this supplier to be the sole supplier for manufactured plastic components for PREP sales beyond the North American market. The Company's obligation to use this supplier as its sole supplier for manufactured plastic components is contingent upon this supplier supplying the Company at prices competitive with those offered by third parties on similar terms and upon this supplier meeting the Company's quality and production requirements. The Company believes that this supplier's production will be sufficient to meet both its present and future requirements for manufactured plastic components. The Company expects to extend its agreement with this supplier in a new four-year contract that will commence in the second quarter of 1998.

    Subject to any contractual limitations upon its ability to do so, the Company may seek to establish other relationships with additional suppliers or vendors for components of its products, although there can be no assurance that it will be successful in doing so. The incorporation of new components, or replacement components from alternative suppliers, into the Company's products may require the Company to submit PMA supplements to, and obtain further regulatory approvals from, the FDA before marketing the products with the new or replacement components.

The SCREEN System

    The Company also intends to assemble, test, and package its SCREEN system at the Burlington facility. The SCREEN system is composed of a sophisticated automated microscope, a robotic slide handler, a digital color camera, a computer and other related components. The Company is also developing a next generation SCREEN system ("SCREEN II") that utilizes fewer custom parts than the current system.

    For the SCREEN system, the Company is reliant upon certain sole source vendors for a variety of components. The Company intends to minimize this reliance in the future by establishing relationships with additional suppliers. The incorporation of alternative components from new suppliers into the SCREEN system may require the Company to submit PMA supplements to the FDA. There can be no assurance that the Company will be successful in gaining approval for these supplements.

    The Company currently has only limited manufacturing and assembly capacity for the SCREEN system. The Company believes that it will have adequate manufacturing capacity in place by the time the Company receives a PMA for the product, if the Company receives a PMA for SCREEN at all.

Pathology Workstation Products

    The Company currently integrates and assembles the Pathology Workstation products at its Burlington facility and believes it has sufficient capacity to meet anticipated customer demand for this product. To prepare a Workstation for shipment, a computer is first configured with the proper hardware and software components, and is then integrated with an automated microscope and other related components.

    The Company's Workstation Products consist primarily of off-the-shelf components and proprietary software. The components are supplied by a variety of vendors, some of which are sole-source suppliers. The Company has been integrating and selling Workstation Products since 1993.

    The Company has finalized a distribution agreement with Carl Zeiss Jena Gmbh for the Workstation Products. In the U.S., the Company has finalized a distribution agreement with Dynamic Healthcare, Inc. for the AIMS workstation product. As part of these distribution agreements, the Company expects to continue to provide integration services.

Manufacturing Standards

     The Company's manufacturing process is subject to extensive regulation by the FDA, including the FDA's Quality System ("QS," formerly Good Manufacturing Practice, or "GMP") requirements. The Company's facility in Burlington was inspected by the FDA in October 1997 for compliance with QS requirements. The Company was notified by the FDA in December 1997 that the facility had no outstanding deficiencies and that it had passed the inspection. Failure to comply with the FDA's QS requirements would materially impair the Company's ability to achieve or maintain commercial-scale production. In addition, if the Company is unable to maintain full-scale production capability, acceptance by the market of PREP and SCREEN would be impaired, which in turn would have a material adverse effect on the Company's business, financial conditions, and results of operations.

     In addition to QS manufacturing requirements, the Company may be required to meet certain requirements relating to ISO 9001 certification and other European regulatory requirements. A European "CE" certification is required in order to successfully sell PREP and SCREEN in Europe. The OEM supplier of the PREP instrument components has ISO 9001 certification and has obtained CE certification for the PREP in Europe. Other components of the PREP system also have CE certification for sale in Europe. Although the Company does not currently have ISO 9001 certification, the Company believes it can integrate the components of the PREP system for resale in Europe in conformance with the CE certification requirements. In addition, the Company is in the process of pursuing a CE mark for its SCREEN system.

     The company intends to commence its efforts for ISO 9001 certification in 1998. There can be no assurance, however, that it will be successful in obtaining these certifications. Failure to either attain or maintain compliance with the applicable manufacturing requirements of regulatory agencies would have a material adverse effect on the Company's business, financial condition and results of operations.

RESEARCH AND DEVELOPMENT

    The Company's research and development programs are currently focused on (i) continued enhancement of the PREP instrument, related reagents and disposables and further automation of the PREP slide preparation and handling process, (ii) continued development of the next generation SCREEN product ("SCREEN II") and
(iii) development of additional Pathology Workstation applications to address the needs of the broader pathology automation market.

    Enhancements to PREP under development are particularly focused on increasing the efficiency and cost effectiveness of the system, including the introduction of a front-end automated slide processor and improved functionality of its CytoRich line of reagents and preservatives.

    SCREEN II is designed to increase throughput, incorporate more off-the-shelf components and facilitate slide handling. SCREEN II will rely on an enhanced proprietary algorithm classification technology and will be designed to have increased information management and storage capabilities. The Company is developing SCREEN II to include networking and sophisticated database capabilities.

    The Company is continuing to develop additional applications to run on its Pathology Workstation platform. These applications include quantitative image analysis, tumor grading and slide management. One image analysis application performs a quantitative analysis of DNA, nuclear texture and morphology to assess the aggressiveness of various types of tumors. Another image analysis application, immunocytochemistry, performs quantitative analysis of hormone receptors and proliferation markers in histological sections and single cell preparations. The tumor grading application is designed to evaluate the arrangement of tumor cells within sections, much the same way that tissue sections are evaluated and graded by a pathologist. The slide manager module facilitates slide mapping and computer assisted manual cytology screening and cell relocation.

    There can be no assurance that any product enhancement or development project undertaken by the Company either currently or in the future will be successfully completed, receive regulatory approvals or be successfully commercialized. The failure of any such enhancement or project to be completed, approved or commercialized could prevent the Company from successfully competing in its targeted markets and could have a material adverse effect on the Company's business, financial condition and results of operations.

    As of December 31, 1997, the Company had 36 employees engaged in research and development. The Company's expenditures for research and development were approximately $5.1 million, $4.4 million and $4.5 million for the years ended December 31, 1995 (predecessor), 1996 (proforma-combined) and 1997 (AutoCyte), respectively.

THIRD-PARTY REIMBURSEMENT

    Successful commercialization of PREP and SCREEN for cervical cancer screening in the United States and other countries will depend on the availability of reimbursement from third-party payors such as private insurers and managed care organizations. Because the up-front, direct costs of using the Company's products will be greater than the cost of the conventional Pap smear, the Company will need to convince third-party payors that the overall cost savings to the health care system, resulting from earlier detection of cervical cancer, reduction of unnecessary biopsies and colposcopies, improved specimen adequacy and otherwise, will more than offset the cost of the Company's products. The Company intends to focus on obtaining coverage and reimbursement from major national and regional managed care organizations and insurance carriers throughout the United States. Most third-party payor organizations independently evaluate new diagnostic procedures by reviewing the published literature and the Medicare coverage and reimbursement policy on the specific diagnostic procedure. To assist third-party payors in their respective evaluations of PREP and SCREEN, the Company intends to provide scientific and clinical data to support its claims of the safety and efficacy of the Company's products. The Company expects to focus on improved disease detection and cost savings benefits in seeking to obtain reimbursement for PREP and SCREEN for cervical cancer screening.

    A critical component in the reimbursement decision by most private insurers and the United States Health Care Financing Administration, which administers Medicare, is the assignment of a Current Procedural Terminology ("CPT") code which is used in the submission of claims to insurers for reimbursement for medical services. CPT codes are assigned, maintained and revised by the CPT Editorial Board administered by the American Medical Association. The Company is aware that certain clinical laboratories using other gynecological monolayer systems have received reimbursement from certain third-party payors using existing CPT codes. In January, 1998 the CPT Editorial Board established a separate CPT code (88152) for liquid-based cervical cytology preparations. There can be no assurance that monetary reimbursement will be established at a level sufficient to support use of the PREP system on a routine basis. Failure to secure sufficient reimbursement could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company has very limited experience in obtaining reimbursement for its products in the United States or other countries. In addition, third-party payors are routinely limiting reimbursement and coverage for medical devices and in many instances are exerting significant pressure on medical suppliers to lower their prices. Lack of or inadequate reimbursement by government and other third-party payors for the Company's products would have a material adverse effect on the Company's business, financial condition and results of operations. Further, outside of the United States, health care reimbursement systems vary from country to country, and there can be no assurance that third-party reimbursement will be made available at an adequate level, if at all, for PREP or SCREEN under any other reimbursement system.

    Although several of the Company's competitors have already received reimbursement approval for their products, there is significant uncertainty concerning third-party reimbursement for the use of any medical device incorporating new technology. In February 1998, the Medical Advisory Panel ("MAP") of the Blue Cross and Blue Shield Association's Technology Evaluation Center completed a cost-effectiveness study pertaining to certain of the Company's competitors. The MAP concluded that Cytyc, Inc.'s ThinPrep(R) process, NeoPath, Inc.'s AutoPap(R) 300 QC System (for quality control and adjunctive testing only) and Neuromedical Systems, Inc.'s PAPNET(R) system (for adjunctive testing only) offer only modest improvements in diagnostic accuracy at a high cost. While the three companies have stated that they disagree with the MAP report, and while AutoCyte's products were not included in the study, there can be no assurance that the report will not have an adverse effect on market acceptance of the Company's products. Reimbursement by a third-party payor depends on a number of factors, including the level of demand by health care providers and the payor's determination that the use of PREP and SCREEN represents a clinical advance compared to current technology and is safe and effective, medically necessary, cost-effective and appropriate for specific patient populations. Since reimbursement approval is required from each payor individually, seeking such approvals is a time-consuming and costly process that requires the Company to provide scientific and clinical data to support the use of PREP and SCREEN to each payor separately. There can be no assurance that third-party payors will provide such coverage or coverage for any other products developed by the Company, that reimbursement levels will be adequate or that health care providers or clinical laboratories will use PREP and SCREEN for cervical cancer screening in lieu of the conventional Pap smear method.

    Recent health care cost containment initiatives in the United States that have focused on reduction in reimbursement levels may effect the Company negatively. However, emphasis on preventive measures to reduce the overall costs to the health care system could lead to more frequent testing for cervical cancer and use of PREP and SCREEN if approved by the FDA. The Company is unable to predict the outcome or the effect on its business of the current health care reform debate.

PATENTS, COPYRIGHTS, LICENSES AND PROPRIETARY RIGHTS

    The Company relies on a combination of patents, trade secrets, copyrights and confidentiality agreements to protect its proprietary technology, rights and know-how. The Company holds four issued United States patents as well as corresponding foreign patent applications, and has one United States patent application that has been allowed but not issued, relating to various aspects of its PREP and SCREEN technologies. These patents cover system components, such as the disaggregation syringe, as well as the PREP process and the interactivity of the cytotechnologist with the SCREEN system. The Company has also filed one patent application which is pending in the United States and numerous patent applications which are pending abroad. There can be no assurance, however, that the claims allowed in any of the Company's existing or future patents will provide competitive advantages for the Company's products or will not be successfully challenged or circumvented by competitors. Under current law, patent applications in the United States are maintained in secrecy until patents are issued and patent applications in foreign countries are maintained in secrecy for a period after filing. The right to a patent in the United States is attributable to the first to invent, not the first to file a patent application. The Company cannot be sure that its products or technologies do not infringe patents that may be granted in the future pursuant to pending patent applications or that its products do not infringe any patents or proprietary rights of third parties. The Company is aware that several of its competitors hold several patents relating to automated slide preparation and screening. There can be no assurance that a court would rule that the Company's products do not infringe such third-party patents or would invalidate such third-party patents. The Company may incur substantial legal fees in defending against a patent infringement claim or in asserting claims of invalidity against third parties. In the event that any relevant claims of third-party patents are upheld as valid and enforceable, the Company could be prevented from selling its products or could be required to obtain licenses from the owners of such patents or be required to redesign its products to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be on terms acceptable to the Company or that the Company would be successful in any attempt to redesign its products or processes to avoid infringement. The Company's failure to obtain these licenses or to redesign its products would have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company has entered into confidentiality agreements with all of its employees and several of its consultants and third-party vendors. There can be no assurance that the obligations of employees of the Company and third parties with whom the Company has entered into confidentiality agreements to maintain the confidentiality of trade secrets and proprietary information will effectively prevent disclosure of the Company's confidential information or provide meaningful protection for the Company's confidential information if there is unauthorized use or disclosure, or that the Company's trade secrets or proprietary information will not be independently developed by the Company's competitors. The Company also holds unregistered rights to copyrights on documentation and operating software developed by it for the PREP and SCREEN systems. There can be no assurance that any copyrights owned by the Company will provide competitive advantages for the Company's products or will not be challenged or circumvented by its competitors. Litigation may be necessary to defend against claims of infringement, to enforce patents and copyrights of the Company, or to protect trade secrets and could result in substantial cost to, and diversion of effort by, the Company. There can be no assurance that the Company would prevail in any such litigation. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States.

COMPETITION

    The cervical cancer screening market is comprised of the conventional Pap smear process and certain technologies which have been introduced in recent years or are currently under development to provide improvements over the conventional Pap smear process. The Company's competitors in the development and commercialization of alternative cervical cancer screening technologies include both publicly traded and privately held companies. The alternative technologies known to the Company have focused on improvements in slide sample preparation, the development of automated, computerized screening systems and adjunctive testing technologies. To date, the Company knows of no competitor which has developed an integrated sample preparation and image analysis system, such as PREP and SCREEN, which have been designed to function together. Nevertheless, some competitors' products have already received FDA approval and are being marketed in the United States. In addition, certain of the Company's competitors have substantially greater financial, marketing, sales, distribution and technical resources than the Company, and more experience in research and development, clinical trials, regulatory matters, customer support, manufacturing and marketing. In addition, some of these companies may have received third-party reimbursement for their products. The Company believes that its products will compete on the basis of a number of factors, including slide specimen adequacy, screening sensitivity, ease of use, efficiency, cost to customers and nature of claims allowed by the FDA. While the Company believes that its products will have competitive advantages based on some of these factors, there can be no assurance that various competitors' products will not have competitive advantages based on other factors that, when coupled with the earlier market entry of some products, will adversely effect the market acceptance of PREP and SCREEN. Moreover, there can be no assurance that the Company will be able to compete successfully against current or future competitors or that competition, including the development and commercialization of new products and technologies, will not have a material adverse effect on the Company's business, financial condition and results of operations. The Company's products could be rendered obsolete or uneconomical by technological advances of the Company's current or potential competitors, the introduction and market acceptance of competing products or by other approaches.

    The Company's primary competitor in monolayer slide preparation is Cytyc Corporation ("Cytyc"). Cytyc's system, the ThinPrep(R) 2000, is based on a membrane-filtration separation system rather than the centrifugation approach used in PREP. ThinPrep 2000 is the only monolayer sample preparation system approved by the FDA for cervical cytology applications. It is also used for non-gynecological applications. The FDA has allowed Cytyc's claim that ThinPrep 2000 sample preparation is "significantly more effective in detecting LSIL and more severe lesions than the conventional Pap smear in a variety of patient populations." Cytyc also has FDA-approved claims that specimen quality with the ThinPrep 2000 system is significantly improved over that of conventional Pap smear preparation in a variety of patient populations. There can be no assurance that the FDA will approve the Company's PMA for PREP, or, if approved, that the FDA will allow desirable claims. In June 1997, Cytyc announced that it had entered into a multi-year agreement for ThinPrep 2000 with Quest, one of the three large national chain laboratories. In addition, in October of 1996, Cytyc announced a non-exclusive co-marketing agreement with Digene Corporation, which has developed a product that detects the presence or absence of HPV in precancerous cervical lesions. In September 1997, the FDA approved PMA supplements submitted by Cytyc and Digene enabling testing for HPV directly from Cytyc's ThinPrep process cell suspension. The Company anticipates working with Digene on a PMA supplement for use of PREP's cell suspension with Digene's HPV test in the United States. The PREP cell suspension is already in routine use with Digene's HPV test in several clinical laboratories in Europe. Cytyc has also announced that it is developing a higher throughput version of its ThinPrep 2000 system and that it has entered into a multi-year sales and marketing agreement with a large pharmaceutical company for the ThinPrep 2000. Cytyc's successful implementation of any of the foregoing arrangements or marketing initiatives may make it more difficult for the Company to promote PREP in markets in which it competes with Cytyc.

    In automated screening the Company faces direct competition primarily from two companies, NeoPath, Inc. ("NeoPath") and Neuromedical Systems, Inc. ("NSI"), both of which currently market imaging systems to reexamine or rescreen conventional Pap smears previously diagnosed as negative. NeoPath is marketing an imaging system designed to enhance quality control in connection with the rescreening of the 10% of the slides that are initially classified as negative, as required by CLIA. NeoPath has also developed a primary screening system and filed a PMA supplement for this system in August 1997. NeoPath's primary screening system was recommended for approval by the FDA's Pathology and Hematology Medical Advisory Panel in January 1998.

The Company believes that NeoPath's primary screening system could receive premarket approval from the FDA in early to mid 1998. The NeoPath primary screening system protocol excludes high-risk patient samples, and of the remaining samples, approximately 25% are designated, based on system analysis, for no further review. The remaining 75% of non-high-risk patients' samples undergo full cytotechnologist review. NSI is marketing an adjunctive screening system to supplement primary slide screening. In February 1998 NSI announced that it is working toward regulatory approval to sell its screening system as an interactive primary screener to be located in the clinical laboratory. The Company believes that these rescreening systems, without further adaptation and FDA approval, could not be used with PREP and, therefore, if either of such systems is installed at or used by hospitals and reference laboratories, the Company's ability to market its products to such hospitals and laboratories could be materially adversely affected. If either NeoPath or NSI receives FDA approval of its current system or any future product as a primary screening system to replace some or all of the manual screening of conventional Pap smears, marketing of these systems for such purpose could have a material adverse effect on the Company's business, financial condition and results of operations.

    In November 1996, Cytyc and NeoPath announced the completion of a joint study of the feasibility of screening cervical specimens using the ThinPrep 2000 in conjunction with NeoPath's AutoPap(R) QC automated screening device. The development and commercialization of such a combined product could have a material adverse affect on the Company's business, financial condition and results of operations.

GOVERNMENT REGULATION

    The manufacture and sale of medical diagnostic devices are subject to extensive governmental regulation in the United States and in other countries. PREP and SCREEN are regulated for cervical cytology applications in the United States as medical devices by the FDA under the Federal Food, Drug and Cosmetic Act (the "FDC Act") and require premarket approval by the FDA prior to commercial distribution. In addition, certain modifications to medical devices, their manufacture or their labeling also are subject to FDA review and approval before marketing. Pursuant to the FDC Act, the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution, sales, marketing, advertising and promotion of medical devices in the United States. Noncompliance with applicable requirements, including Good Clinical Practice ("GCP") requirements, can result in the refusal of the government to grant premarket approval for devices, suspension or withdrawal of clearances or approvals, total or partial suspension of production, distribution, sales and marketing, fines, injunctions, civil penalties, recall or seizure of products, and criminal prosecution of a company and its officers and employees.

    Medical devices are classified into one of three classes, Class I, II or III, on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (e.g., labeling and adherence to FDA-mandated quality system (including GMP) requirements and, in some cases, premarket notification). Class II devices are subject to general controls including, in most cases, premarket notification, and to special controls (e.g., performance standards, patient registries and other FDA guidelines). Generally, Class III devices are those that must receive premarket approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices) and also include most devices that were not on the market before May 28, 1976 ("new medical devices") and for which the FDA has not made a finding of "substantial equivalence" based on a premarket notification ("510(k)"). Class III devices usually require clinical testing and FDA approval prior to marketing and distribution. The Company's PREP and SCREEN products, when intended for gynecological use, are regulated as Class III medical devices.

    If human clinical trials of a device are required and the device presents a "significant risk," the sponsor of the trial (usually the manufacturer or distributor of the device) is required to file an investigational new device ("IDE") application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved by the FDA (or the FDA does not notify the sponsor 30 days after receipt of the application that the trials may not begin) and one or more appropriate institutional review boards ("IRBs") approves the study protocol, clinical trials may begin at a specified number of investigational sites with a specific number of patients, as approved by the

FDA. If the device presents a "nonsignificant risk" to the patient, such as the Company's PREP and SCREEN products when intended for gynecological use, or is an exempt diagnostic device, a sponsor may begin the clinical trial after obtaining approval for the study from one or more appropriate IRBs, but FDA approval is not required unless the FDA notifies the sponsor that an IDE application is required. Sponsors of clinical trials are permitted to sell devices distributed in the course of the study provided the price charged does not exceed recovery of the cost of manufacture, research, development and handling. An IDE supplement must be submitted to, and approved by, the FDA (or the FDA does not notify the sponsor 30 days after receipt of the supplement that the change may not be implemented) before a sponsor or an investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects. The FDA has the authority to re-evaluate, alter, suspend or terminate clinical testing based on its assessment of data collected throughout the trials.

    Generally, before a new medical device can be introduced into the market, the manufacturer must obtain FDA clearance of a 510(k) or approval of a premarket approval application, unless the device is exempt from the requirement of such clearance. A 510(k) clearance will be granted if the submitted information establishes that the device is "substantially equivalent" to a legally marketed Class I or II medical device (for a Class I or II device that is not exempt from the requirement of 510(k) clearance) or to a legally marketed Class III device that does not itself require an approved PMA prior to marketing (a "predicate device"). A 510(k) must contain information to support a claim of substantial equivalence, which may include laboratory test results or the results of clinical studies of the device in humans. Such studies can take years to complete, analyze, and prepare for submission to the FDA. Commercial distribution of a device for which a 510(k) is required may begin only after the FDA issues an order finding the device to be "substantially equivalent" to a predicate device. An FDA review of a 510(k) is generally expected to take from four to five months from the date the 510(k) is accepted for review by the agency, but it may take far longer, and 510(k) clearance may never be obtained.

    An FDA order may declare that the device is "substantially equivalent" to another legally marketed device and allow the proposed device to be marketed in the United States. The FDA, however, may determine that the proposed device is not "substantially equivalent" or require further information, including clinical data, to make a determination of substantial equivalence. Such determinations or requests for additional information could prevent or delay market introduction of the product that is the subject of the 510(k) premarket notification.

    A PMA for a device must be filed with and approved by the FDA before marketing of the device may begin if the device is not found by the FDA to be "substantially equivalent" to a predicate device. A PMA must be supported by valid scientific evidence that typically includes extensive data, including data from preclinical testing and human clinical trials to demonstrate the safety and effectiveness of the device. The FDA ordinarily requires the performance of at least two independent, statistically significant human clinical trails that must demonstrate the safety and effectiveness of the device in order to obtain FDA approval of the PMA. The PMA must also contain the results of all relevant bench tests, laboratory and animal studies, a complete description of the device and its components, and a detailed description of the methods, facilities and controls used to manufacture the device. In addition, the submission must include the proposed labeling and promotional labeling.

    Upon receipt of the PMA, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA so determines, the FDA will accept the PMA for filing and begin an in-depth review of it. An FDA review of a PMA typically is expected to take approximately one year from the date the PMA application is accepted for filing, but may take significantly longer if the FDA requests additional information and any major amendments to the PMA are filed. The review time is often significantly extended by requests from the FDA for more information or clarification of information already provided in the submission. During the review period, an advisory committee, including clinicians, may be convened to review and evaluate the application and provide recommendations to the FDA as to whether the PMA should be approved. The FDA is not bound by the recommendation of the advisory committee. The FDA will usually inspect the applicant's manufacturing facility to ensure compliance with QS requirements prior to approval of a PMA. The FDA also may conduct bioresearch monitoring inspections of the clinical trial sites and the PMA applicant to ensure data integrity, and that the studies were conducted in compliance with the applicable FDA regulations.

    If the FDA's evaluations of the clinical study sites' compliance with the agency's GCP requirements and the QS compliance of the manufacturing facilities are acceptable, the FDA will issue either an approval letter (order) or an "approvable letter" containing a number of conditions that must be met in order to secure approval of a PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue an order approving the PMA, authorizing commercial marketing of the device for certain indications. If the FDA's evaluation of the PMA, the clinical study sites or the manufacturing facilities are not favorable, the FDA will deny approval of the PMA or issue a "not approvable letter." The FDA may also determine that additional preclinical testing or human clinical trials are necessary, in which case approval of the PMA could be delayed for several years while additional testing or trials are conducted and submitted in an amendment to the PMA. The IDE/PMA process is expensive, uncertain and lengthy (typically taking five to seven years or more to complete), and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing. There can be no assurance that the Company will be able to obtain necessary regulatory approvals for any proposed future products in a timely manner or at all. Delays in receipt of approvals, failure to receive approvals, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements, would have a material adverse effect on the Company's business, financial condition and results of operations.

    The FDA's regulations require agency approval of a PMA supplement for certain changes if they affect the safety and effectiveness of the device, including, but not limited to, new indications for use; the use of a different facility or establishment to manufacture, process, or package the device; changes in vendors supplying components for the device; changes in manufacturing methods or quality control systems; changes in performance or design specifications; and certain labeling changes. Any such change will require FDA approval of an PMA supplement before marketing.

    The Company submitted a PMA for PREP to the FDA on May 12, 1997, which was accepted for substantive review by the FDA on June 11, 1997. Upon accepting the PREP PMA for substantive review, the FDA informed the Company that the PMA would not be submitted to its Medical Devices Advisory Panel for review since information in the PMA substantially duplicated information previously reviewed by the panel in a PMA submitted by a different company relating to an alternative monolayer slide preparation product.

    After reviewing the PREP PMA and receiving input on it from members of its advisory panel, the FDA met with representatives from the Company in December 1997 to address certain of the FDA's questions relating to the PREP PMA. At the meeting, the Company presented additional analyses of certain of the data from the PREP PMA. The FDA advised the Company that it would need to amend the PREP PMA to include this and other information, and indicated that it would notify the Company in writing as to the scope of the required response to the agency's questions.

    In February 1998 the Company received a letter from the FDA providing detail on additional information it needed to continue review of the PREP PMA. The FDA did not request that the Company perform any additional clinical trials. The FDA requested that the Company's response be in the form of an amendment to the PREP PMA. After preparing the requested information, the Company submitted the amendment to the FDA on March 4, 1998.

    FDA regulations provide that the FDA may extend the review period for a PMA by up to 180 days from the date of submission of an amendment requested by the agency. While the FDA review of the PREP PMA amendment may be shorter than 180 days, there can be no assurance that the FDA's review will not take 180 days or longer or that the PREP PMA will be approved within that period or at all.

    In late October 1997, the Company's manufacturing facility was inspected for compliance with FDA's Quality System ("QS," formerly Good Manufacturing Practice, or "GMP") regulations. In early December 1997, the FDA notified the Company that the facility had no outstanding deficiencies and that it had passed the inspection. Also in October, the FDA completed a compliance audit of one of the eight sites that participated in the PREP clinical study and informed the Company that the site had passed its audit.

    The Company is currently conducting clinical trials for SCREEN and anticipates submitting a PMA to the FDA during the second quarter of 1998. The Company anticipates that certain other applications for use on its Pathology Workstation, including diagnostic applications, will require FDA clearance of 510(k)s or approval of PMAs. There can be no assurance that FDA or other necessary approvals will be obtained on a timely basis or at all or, if obtained, that desirable claims will be allowed.

    PREP and SCREEN and any other products manufactured or distributed by the Company pursuant to an approved PMA application and supplements (or to 510(k) clearances) will be subject to pervasive and continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experience with the use of the device. Device manufacturers are required to register their establishments and list their devices with the FDA. The FDC Act requires that medical devices be manufactured in accordance with the FDA's QS (formerly GMP) regulation. This regulation requires, among other things, that (i) the manufacturing process be regulated, controlled and documented by the use of written procedures, and (ii) the ability to produce devices which meet the manufacturer's specifications be validated by extensive and detailed testing of every aspect of the process. The regulation also requires investigation of any deficiencies in the manufacturing process or in the products produced, purchasing controls, detailed record keeping, including the maintenance of service records, and pre-production design controls. Manufacturing facilities are subject to FDA inspection on a periodic basis to monitor compliance with QS requirements. If violations of the applicable regulations are noted during FDA inspections of manufacturing facilities, the FDA can prohibit further manufacturing, distribution, sale and marketing of the devices until the violations are cured. The pre-production design control requirements took effect June 1, 1997, except that the FDA has stated that as long as manufacturers are taking reasonable steps to come into compliance, the FDA will not initiate action (including enforcement cases) based on a failure to comply with these requirements before June 1, 1998. These regulations are expected to increase the cost of complying with the FDA QS and related requirements. Other applicable requirements include the FDA's medical device (manufacturer) reporting regulation, which requires that the device manufacturer provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of its marketed devices, as well as product malfunctions that would likely cause or contribute to a death or serious injury if the malfunction were to recur. Product labeling and promotional activities are also subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. Products may only be promoted by the Company and any of its distributors for their approved indications. No assurance can be given that modifications to the labeling which may be required by the FDA in the future will not adversely affect the Company's ability to market or sell PREP, SCREEN or other products of the Company.

    The Company also is subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations in the future, or that such laws or regulations will not have a material adverse effect upon the Company's business, financial condition and results of operations.

    Sales of medical devices outside of the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. No assurance can be given that such foreign regulatory approvals will be granted on a timely basis, or at all. The Company has been advised by various parties, including consultants engaged by the Company and foreign distributors, that no regulatory approvals for a device analogous to FDA approval of a PMA are currently required by any country where the Company currently sells PREP or SCREEN. Such approval requirements may be imposed in the future. Export sales of investigational devices that are subject to PMA or IDE application requirements and have not received FDA marketing approval generally may be subject to FDA export permit requirements depending upon, among other things, the purpose of the export (investigational or commercial), the country to which the device is intended for export, and on whether the device has valid marketing authorization in a country listed in the FDA

Export Reform and Enhancement Act of 1996, e.g., any member country of the European Union and certain other countries including but not limited to Australia, Canada, Israel, Japan, New Zealand, and South Africa. In order to obtain such a permit, when one is required, the Company must provide the FDA with documentation from the medical device regulatory authority of the country in which the purchaser is located, stating that the device has the approval of the country. In addition, the FDA must find the exportation of the device is not contrary to the public health and safety of the country in order for the Company to obtain the permit. The Company received an FDA permit to export PREP and SCREEN to all foreign countries in which the Company is currently selling these products and where such a permit was required. There can be no assurance that the Company will meet the FDA's export requirements or receive additional FDA export approval when such approval is necessary, or that countries to which the devices are to be exported will approve the devices for import. Failure of the Company to meet the FDA's export requirements or obtain FDA export approval when required to do so, or to obtain approval for import, could have a material adverse effect on the Company's business, financial condition and results of operations.

    The laboratories that would purchase the Company's PREP and SCREEN products are subject to extensive regulation under CLIA, which requires laboratories to meet specified standards in the areas of personnel qualifications, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The Company believes that its PREP and SCREEN products operate in a manner that will allow laboratories using the products to comply with CLIA requirements. However, there can be no assurance that interpretations of current CLIA regulations or future changes in CLIA regulations would not make compliance by the laboratory difficult or impossible and therefore have an adverse effect on sales of the Company's products.

PRODUCT LIABILITY

    Commercial use of any Company products may expose the Company to product liability claims. The Company currently carries $12,000,000, limited to $11,000,000 per occurrence, in general liability (including product liability) insurance coverage. The Company believes that this amount is adequate to meet its present needs. The medical device industry has experienced increasing difficulty in obtaining and maintaining reasonable product liability coverage, and substantial increases in insurance premium costs in many cases have rendered coverage economically impractical. To date, the Company has not experienced difficulty obtaining an amount of insurance coverage commensurate with its level of sales. As the Company's sales expand, however, there can be no assurance that the Company's existing product liability insurance will be adequate or that additional product liability insurance will be available to the Company at a reasonable cost, or that any product liability claim would not have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

    As of December 31, 1997 the Company employed 78 persons on a full-time basis. The Company believes that its relations with its employees are good. None of the Company's employees is a party to a collective bargaining agreement.

ITEM 1A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The current executive officers of the Company are as follows:

              Name                      Age               Position
              ----                      ---               --------

     James B. Powell, M.D.              59       President, Chief Executive Officer and Director

     Ernest A. Knesel                   52       Executive Vice President

     Thomas Gahm                        41       Vice President of Computer Science

     James W. Geyer                     53       Vice President of Laboratory Science

     William O. Green                   40       Chief Financial Officer,  Vice President of Finance and
                                                 Treasurer

     Eric W. Linsley                    36       Vice President of Operations and Business Development

     Steven C. McPhail                  44       Vice President of Sales and Marketing

     James B. Powell, M.D. has served as a director of the Company since November 1996 and as its President and Chief Executive Officer since January 1997. Prior to joining AutoCyte, Dr. Powell served as the President and Chief Executive Officer of Laboratory Corporation of America Holdings ("LabCorp") from May 1995 until January 1997. From 1982 until May 1995, Dr. Powell served as President of Biomedical Reference Laboratories/Roche Biomedical Laboratories, Inc. ("RBL"), the predecessor to both LabCorp and Roche Image Analysis Systems, Inc. ("RIAS"), the predecessor of AutoCyte and which he co-founded. He continues to serve on the board of LabCorp, a publicly traded company. Dr. Powell received a B.A. degree from Virginia Military Institute and an M.D. from Duke University, and is board certified in anatomical and clinical pathology.

     Ernest A. Knesel has served as Executive Vice President of the Company since November 1996 and served as its interim President from November 1996 until January 1997. Previously, Mr. Knesel was a founder of RIAS and served as President of RIAS from May 1989 until joining AutoCyte. Mr. Knesel also was a co-founder of RBL, for which he served as Senior Vice President and was responsible for Scientific Affairs from June 1969 until 1993. Mr. Knesel received a B.S. in medical technology and an M.S. in biochemistry from Fairleigh Dickinson University.

     Thomas Gahm, Ph.D. has served as Vice President of Computer Science of the Company since November 1996. Previously, he served RIAS and RBL in the same capacity since August 1993. From 1983 to 1993, Dr. Gahm was a Scientific Advisor and Project Coordinator of Kontron Electronics, Image Analysis Division, where he focused on the commercial development of microscopic image analysis. Dr. Gahm received an engineering degree from the University of Stuttgart (Institute of Physical Electronics) and a Ph.D. from the Medical and Technical University of Hannover.

     James W. Geyer, Ph.D. has served as Vice President of the Company since November 1996. From 1991 until November 1996, Dr. Geyer served RIAS in the same capacity. He also served as Vice President of Product Development for RBL from 1991 until 1994. In September 1986, Dr. Geyer founded Genetic Design Inc. ("GDI"), a genetic testing laboratory, and served as Vice President of Scientific Affairs of GDI until it was acquired by Genzyme Corporation in 1991. From 1975 until 1986, Dr. Geyer served as Vice President of Research and Development at RBL. Dr. Geyer received a Ph.D. in immunology and microbiology and an M.S. in biochemistry, both from Wayne State University School of Medicine.

     William O. Green joined the Company as Controller in January 1997 and became Chief Financial Officer and Vice President of Finance in April 1997. Prior to joining AutoCyte, Mr. Green served from 1994 to 1996 as Vice President and Chief Financial Officer of CORPEX Technologies, Inc. ("CORPEX"), a specialty chemical company. Prior to joining CORPEX, Mr. Green held various positions at Mann Industries, Inc. ("Mann"), a privately held manufacturer of technical man-made fibers and yarns from 1989 to 1993, serving most recently as Chief Operating Officer from 1992 to 1993. On September 16, 1993 Mann filed for receivership and subsequently was liquidated. From 1981 to 1989, Mr. Green worked as a certified public accountant at Arthur Andersen & Co. (now Arthur Andersen LLP). He received a B.S. degree in business administration from the University of North Carolina, Chapel Hill.

     Eric W. Linsley has served as Vice President of Operations and Business Development of the Company since May 1997. Prior to joining AutoCyte, Mr. Linsley was a partner with Ampersand Ventures ("Ampersand"), a venture capital firm, from 1991 to May 1997, and, in connection with such position, served as interim management in operating and financial roles for various industrial products and health care companies. From 1989 to 1991, Mr. Linsley was a management consultant with Bain & Co. In 1988, he served in the same capacity with McKinsey & Co. He also has worked as a certified public accountant with Arthur Andersen LLP from 1984 to 1987. He received a B.A. from Trinity College, an M.S. in accounting from New York University and an M.B.A. from the Wharton School at the University of Pennsylvania.

     Steven C. McPhail has served as Vice President of Sales and Marketing of the Company since May 1997. Prior to joining AutoCyte, Mr. McPhail served as Vice President of Sales and Marketing from January 1992 to May 1997 for DYNEX Technologies, Inc. ("DYNEX"), a division of Thermo BioAnalysis Corporation and a manufacturer of microtiter technology products serving both clinical and research laboratory customers. Prior to joining DYNEX, Mr. McPhail served in sales and marketing positions from 1981 to 1992 with Abbott Laboratories Diagnostics Division. He received a B.S. in biology from San Diego State University.

ITEM 2.  PROPERTIES

    The Company currently leases a total of 13,500 square feet of space, devoted to administrative, research and development and engineering functions, at 112 Orange Drive, Elon College, North Carolina under a month-to-month lease renewable until April 24, 2000. The Company also currently leases a 20,000 square foot manufacturing facility at 780 Plantation Drive in Burlington, North Carolina. In addition to manufacturing, the Burlington facility houses the Company's systems integration support, product warehousing and shipping and receiving operations. In July 1997, the Company entered into an extension of the Burlington lease through July 2004. The new lease includes a 23,000 square foot addition to the Burlington facility which will permit the Company to consolidate all of its operations in a single facility. The Company anticipates that the addition will be ready for occupancy in the second quarter of 1998.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock, $0.01 par value per share (the "Common Stock"), is traded on the Nasdaq National Market under the symbol "ACYT". The following table sets forth, for the calendar periods indicated since the Company's initial public offering in September 1997 (the "Offering"), the range of high and low sales prices for the Common Stock of the Company on the Nasdaq National Market. These prices do not include retail mark-up, mark-down or commissions and may not represent actual transactions.

                                                                                HIGH             LOW
                                                                                ----             ---
    FISCAL YEAR 1997:

         Third Quarter (from September 5, 1997)                                 $10.125          $8.500
         Fourth Quarter                                                         $13.125          $7.000


    On March 23, 1998, the last reported sales price of the Common Stock on the Nasdaq National Market was $7.75 per share. As of March 23, 1998, there were approximately 72 holders of record of the Common Stock.

    On May 19, 1997 AutoCyte sold an aggregate of 99,250 shares of Series A Convertible Preferred Stock, $0.01 par value per share (the "Series A Preferred Stock"), at an aggregate price of $100,000 to certain purchasers affiliated with the Company. All of such shares of Series A Preferred Stock converted to Common Stock on a 1-for-2.033 basis upon the closing of the Offering.

    During 1997, AutoCyte issued options to purchase an aggregate of 349,962 shares of Common Stock under the AutoCyte, Inc. 1996 Amended and Restated Equity Incentive Plan, exercisable at a weighted-average price of $1.47 per share.

    No underwriter was engaged in connection with the foregoing issuance of securities. The above described issuances of Common Stock, Series A Preferred Stock and options to purchase Common Stock were made in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "Act"), as transactions not involving any public offering and Rule 701 promulgated thereunder. The Company has reason to believe that all of the foregoing purchasers were familiar with or had access to information concerning the operations and financial condition of the Company, and all of those individuals were acquiring the shares for investment and not with a view to the distribution thereof. At the time of issuance, all of the foregoing shares of Common Stock and Series A Preferred Stock were deemed to be restricted securities for purposes of the Act and the certificates representing such securities bore legends to that effect.

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

    In connection with the Offering, the Company incurred the following expenses through December 31, 1997: underwriting discounts and commissions of $2,187,000 and other expenses of $1,169,339. After expenses incurred through December 31, 1997, the Company's net proceeds from the Offering were $27,893,661 as of December 31, 1997. From September 5, 1997 (the effective date of the Company's Registration Statement on

Form S-1) through December 31, 1997, the amount of net offering proceeds used by the Company was as follows: $655,065 for purchases of machinery and equipment, $2,409,792 to fund current operations (of which $596,533 was paid to officers of the Company), $141,925 for working capital purposes, and the remaining $24,686,879 was invested in short-term securities.

DIVIDEND POLICY

    The Company has never declared or paid cash dividends on its capital stock. The Company currently intends to retain its future earnings, if any, for use in its business and therefore does not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results, current and anticipated cash needs and plans for expansion.


ITEM 6.  SELECTED FINANCIAL DATA

    The selected consolidated financial data presented below as of December 31, 1994 and 1995 and for the years ended December 31, 1994 and 1995 and for the period from January 1, 1996 through November 21, 1996 are derived from Financial Statements of the Company's predecessor, the cytology and pathology automation business of Roche Image Analysis Systems, Inc. ("RIAS"), included elsewhere herein, which have been audited by Ernst & Young LLP, independent auditors. The selected financial data presented below as of December 31, 1996 and 1997 and for the period from November 22, 1996 through December 31, 1996 and the year ended December 31, 1997 are derived from Financial Statements of the Company, included elsewhere herein, which have been audited by Ernst & Young LLP, independent auditors. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and related Notes thereto included in this Form 10-K.

                                        PREDECESSOR(1)                     AUTOCYTE         PRO FORMA
                            -----------------------------------------     PERIOD FROM       COMBINED
                                                         PERIOD FROM     NOVEMBER 22,    PREDECESSOR AND
                                                         JANUARY 1,          1996           AUTOCYTE       AUTOCYTE
                                   YEARS ENDED          1996 THROUGH        THROUGH        YEAR ENDED     YEAR ENDED
                                  DECEMBER 31,          NOVEMBER 21,     DECEMBER 31,     DECEMBER 31,    DECEMBER 31,
                               1994           1995          1996             1996            1996(2)         1997
                            ---------      ---------    -------------    -------------   ---------------  ------------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
     STATEMENT OF
       OPERATIONS DATA:
       Net sales........... $   3,396      $   3,396    $      1,747     $        129    $       1,876    $    2,668
       Gross profit
         (loss)............       796            982          (1,049)              17           (1,032)          715
       Research and
         development.......     3,605          5,074           3,908              458            4,366         4,462
       Selling, general
       and administrative..     8,479          7,895          11,966              525           12,491         6,532
       Operating loss......   (11,288)       (11,987)        (16,923)            (966)         (17,889)      (10,279)
       Net loss............ $ (11,288)     $ (11,987)   $    (16,923)    $       (923)   $     (17,846)   $  (10,985)
                            =========      =========    ============     ============    =============    ==========
       Net loss per
         Share(basic
         and diluted (3)...                                              $      (0.22)                    $    (1.59)
                                                                         ============                     ==========
       Weighted-average
       shares
       outstanding(3)......                                                     4,279                          6,903
                                                                         ============                     ==========


                                                             PREDECESSOR(1)                    AUTOCYTE
                                                        -----------------------      ----------------------------
                                                              DECEMBER 31,                   DECEMBER 31,
                                                        -----------------------      ----------------------------
                                                          1994           1995            1996           1997
                                                        --------      ---------      -------------   ------------

                                                                        (IN THOUSANDS)
      BALANCE SHEET DATA:
        Cash and cash equivalents.........              $      8       $     10        $  9,517       $ 28,655
        Working capital...................                 1,600          3,585          10,673         30,223
        Total assets......................                10,544         10,714          16,683         37,021
        Redeemable convertible preferred stock                --             --           9,882            ---
        Total stockholders' equity........                 8,966         10,002           5,235         35,027


----------

(1) Reflects the operations of the cytology and pathology automation business as conducted by RIAS.

(2) Reflects the operations of the cytology and pathology automation business as conducted by RIAS from January 1, 1996 through November 21, 1996 and the operations of the Company from November 22, 1996 through December 31, 1996.

(3) See Note 2 of Notes to the Company's Financial Statements for information concerning the computation of net loss per share and shares used in computing net loss per share. Net loss per share is not disclosed for periods prior to November 22, 1996 since RIAS operated as a wholly owned subsidiary of Roche Holding Ltd. prior to the formation of AutoCyte.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Form 10-K. The financial results for the years ended December 31, 1994 and 1995 and for the period from January 1, 1996 through November 21, 1996 are for the business of the Company as conducted by the Company's predecessor, the cytology and pathology automation business of Roche Image Analysis Systems, Inc. ("RIAS"). For purposes of this discussion, information for the year ended December 31, 1996 combines financial results of the Company's predecessor and AutoCyte.

    Background

    AutoCyte was formed in October 1996 to acquire the cytology and pathology automation business then owned by RIAS, a wholly-owned subsidiary of Roche Holding Ltd. ("Roche"). Roche had previously operated such business as part of Roche Biomedical Reference Laboratories, Inc., ("RBL"), a predecessor company to Laboratory Corporation of America, Inc. ("LabCorp"), the largest clinical laboratory chain in the United States and formerly a wholly-owned subsidiary of Roche. The business was acquired from RIAS in November 1996 in exchange for 3.7 million shares of the Company's Common Stock. Contemporaneously with this acquisition, Ampersand Ventures and the Sprout Group, together with certain members of the Company's management and other investors, purchased $9.8 million of redeemable convertible preferred stock of the Company. Included in the management group making an equity investment in the Company was Dr. James B. Powell, the Company's Chief Executive Officer and a former President and Chief Executive Officer of LabCorp and RBL.

    The PREP, SCREEN and Pathology Workstation technologies had been under development by RIAS or other Roche affiliates for several years prior to the acquisition. From 1990 to 1996, Roche invested more than $50 million in the cytology and pathology automation business, including over $30 million since the beginning of 1994. At the time of the acquisition in November 1996, clinical trials for PREP were in progress and had only recently begun for SCREEN.

    Following completion of clinical trials for gynecological applications, the Company submitted a PMA for PREP to the FDA on May 12, 1997, which was accepted for substantive review by the FDA on June 11, 1997. Upon accepting the PREP PMA for substantive review, the FDA informed the Company that the PMA would not be submitted to its Medical Devices Advisory Panel for review since information in the PMA substantially duplicated information previously reviewed by the panel in a PMA submitted by a different company relating to an alternative monolayer slide preparation product.

    After reviewing the PREP PMA and receiving input on it from members of its advisory panel, the FDA met with representatives from the Company in December 1997 to address certain of the FDA's questions relating to the PREP PMA. At the meeting, the Company presented additional analyses of certain of the data from the PREP PMA. The FDA advised the Company that it would need to amend the PREP PMA to include this and other information, and indicated that it would notify the Company in writing as to the scope of the required response to the agency's questions.

    In February 1998 the Company received a letter from the FDA providing detail on additional information it needed to continue review of the PREP PMA. The FDA did not request that the Company perform any additional clinical trials. The FDA requested that the Company's response be in the form of an amendment to the PREP PMA. After preparing the requested information, the Company submitted the amendment to the FDA on March 4, 1998.

    FDA regulations provide that the FDA may extend the review period for a PMA by up to 180 days from the date of submission of an amendment requested by the agency. While the FDA review of the PREP PMA amendment may be shorter than 180 days, there can be no assurance that the FDA's review will not take 180 days or longer or that the PREP PMA will be approved within that period or at all.

    RIAS began commercial sales of the Pathology Workstation in 1993, and, to date, the substantial majority of the Company's revenues have been generated by Pathology Workstation products. RIAS also began commercial sales of PREP in 1993 for non-cervical cytology applications and currently has an installed base of 47 PREP instruments for such applications. As of December 31, 1997, the Company had placed 14 PREP systems for cervical cytology applications in foreign markets that collectively have produced over 200,000 monolayer slides in the past 24 months. The Company has placed SCREEN systems in clinical laboratories in Australia which have screened over 70,000 PREP slides in the past 24 months. The Company's current sales and marketing efforts are primarily focused on the placement of PREP systems for non-cervical cytology applications in the United States and cervical cytology applications outside of the United States and, to a lesser extent, on sales of the Pathology Workstation.

    The Company cannot market the PREP or SCREEN systems in the United States for use in preparing or screening monolayer slides for cervical cancer until PMA approvals are received from the FDA. If such approvals are obtained, the Company intends to focus its marketing efforts on such products for cervical cytology applications. The Company expects to generate a substantial majority of its future revenues from the PREP and SCREEN systems. The Company's long-term revenues and future success are substantially dependent upon its ability to obtain regulatory approval for, and market and commercialize the PREP and SCREEN systems for, cervical cancer screening in the United States and abroad.

    The Company generates PREP revenue from both system sales and rentals. For system sales, customers purchase the PREP instrument and make separate purchases of related reagents and other disposables. For system rentals, the Company places the PREP instrument at the customer's site, and customers make monthly payments that include rent and the purchase of a minimum monthly quantity of reagents and other disposables. The term of the PREP rentals ranges from month-to-month to three years. For SCREEN customers in the United States, the Company intends to place instruments without charge at customer locations and to charge customers on a per test, or Fee-Per-Use ("FPU"), basis. In foreign markets, the Company plans to either sell or license SCREEN. As an important element of its business strategy, the Company intends to seek third-party financing to support rentals of PREP and FPU placements of SCREEN. There can be no assurance that the Company will be able to obtain such financing or, if so, on favorable terms. Failure to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations.

    Future revenues and results of operations may fluctuate significantly from quarter to quarter and will depend upon, among other factors, the timing and outcome of the FDA review of the PREP PMA submission, the extent to which the Company's products gain market acceptance, the timing and volume of sales and rental orders, regulatory and reimbursement matters, progress of the SCREEN clinical trials, introduction of alternative technologies by competitors, pricing of competitive products, the cost and effect of promotional discounts and marketing programs adopted by the Company.

    The Company anticipates that if FDA approval is received to market PREP for gynecological uses, its marketing and sales expenditures will increase significantly. The Company also anticipates that research and development expenses, both in the areas of product enhancement and new product development, and manufacturing expenses will also increase as product commercialization increases. The Company additionally expects to incur compensation expense of $2.7 million as its deferred compensation balance is amortized.

RESULTS OF OPERATIONS

    Years ended December 31, 1997 (AutoCyte) and December 31, 1996 (Pro Forma Combined)

    Net sales and gross profit. Net sales increased by 42% from $1.9 million in 1996 to $2.7 million in 1997. The increase was primarily attributable to a $1.1 million increase in PREP revenue from $65,000 in 1996 to $1.2 million in 1997 as the Company increased the number of PREP placements in the United States and international markets. This increase was partially offset by a $512,000 decrease in sales of Pathology Workstation products from $1.8 million in 1996 to $1.3 million in 1997. This decrease was a result of management's decision to focus on development and sales of PREP and SCREEN products. Additionally, SCREEN revenues increased to $220,000 in 1997 from $0 in 1996, resulting from foreign placements. Gross profit increased by $1.7 million from a loss of $1.0 million in 1996 to gross profit of $715,000. The loss in 1996 was due primarily to the write-off of obsolete inventory by the Company's predecessor of $1.4 million in the fourth quarter of 1996 as a result of management's decision to focus on development and sales of PREP and SCREEN products.

    Total operating expenses. Operating expenses decreased by 35% from $16.9 million in 1996 to $11.0 in 1997. Research and development costs remained relatively flat, increasing from $4.4 million in 1996 to $4.5 million in 1997. Selling, general and administrative costs decreased by 48% from $12.5 million in 1996 to $6.5 million in 1997 due primarily to the write-down of property and equipment by the Company's predecessor of $3.9 million in the fourth quarter of 1996, and other acquisition-related one-time charges in the fourth quarter of 1996 of $1.5 million.

    During 1997 the Company granted options under the 1996 Equity Incentive Plan to acquire 304,962 shares of Common Stock at an exercise price of $0.2033 per share. The Company also sold to certain members of management 48,819 shares of Series A Preferred Stock at a price of $2.048 per share. The Company recorded $1.7 million of deferred compensation expense and $432,000 of compensation expense with respect to these transactions. The Company also recorded $705,000 of amortization of deferred compensation expense during 1997.

    Interest income and interest expense, including credit agreement commitment fee. On June 27, 1997 the Company issued warrants to acquire 207,291 shares of Common Stock at an exercise price of $2.033 per share as a commitment fee for a credit agreement among the Company and certain of its principal stockholders. The Company recorded $1.5 million of commitment fee expense with respect to this transaction, all of which was expensed in June 1997. This increase in interest expense was partially offset by an increase in interest income of $730,000 which was primarily attributable to the investment of the proceeds from the Company's initial public offering.

    Years Ended December 31, 1996 (Pro Forma Combined) and December 31, 1995 (Predecessor)

    Net sales and gross profit. Net sales decreased by 45% from $3.4 million in 1995 to $1.9 million in 1996. This decrease was primarily due to lower sales of Pathology Workstation related products, including a decrease in such sales to LabCorp from $598,000 in 1995 to $299,000 in 1996 resulting primarily from a decrease in sales activity by the Company's predecessor in anticipation of the acquisition of the cytology and pathology automation business by the Company. Gross profit decreased by 205% from $982,000 in 1995 to a loss of $1.0 million in 1996, and gross margin decreased from 29% in 1995 to negative 55% in 1996. The decrease in gross margin was attributable to the write-off of obsolete inventory of $1.4 million and the effect of lower manufacturing volumes on absorption of fixed costs. During 1996, the Company decided to focus on development and sales of PREP and SCREEN systems. As a result, certain inventory items were written-down by approximately $1.4 million to their estimated net realizable values.

    Total operating expenses. Total operating expenses increased by 30% from $13.0 million in 1995 to $16.9 million in 1996. Research and development costs decreased by 14% from $5.1 million in 1995 to $4.4 million in 1996, as a result of the purchase of Pathology Workstation product rights for $687,000 which were expensed as purchased research and development costs in 1995. Selling, general and administrative costs increased by 58% from $7.9 million in 1995 to $12.5 million in 1996, primarily as a result of a write-down of impaired assets in 1996. During 1996, the Company evaluated the ongoing value of its older model systems and equipment and determined that assets were impaired and wrote them down to their estimated fair value. Approximately $2.7 million of equipment, primarily computer hardware, and $1.2 million of demonstration equipment were written-down.

INCOME TAXES

    The Company has not generated any taxable income to date and, therefore, has not paid any federal income taxes since its inception. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances, in amounts equal to the net deferred tax assets as of December 31, 1997 and December 31, 1996, have been established in each period to reflect these uncertainties.

    At December 31, 1997, the Company had net operating losses, for tax purposes, of approximately $11.3 million that may be carried forward to offset future taxable income. This amount expires in 2011 and 2012 for federal purposes, and beginning in 2001 for state purposes. Utilization of net operating losses and any tax credit carryforwards are subject to complex treatment under the Internal Revenue Code of 1986, as amended (the "Code"). Pursuant to Section 382 of the Code, the change in ownership resulting from the Company's initial public offering in September 1997 and any other future sale of stock may limit utilization of future losses in any one year. The Company believes that the sale of Common Stock in the Offering did not create any immediate limitations on the Company's utilization of net operating losses.

YEAR 2000

    The Company has established a task force to determine the impact the "Year 2000" problem will have on its operations. The Year 2000 problem arises from certain computer programs utilizing two rather than four digits to define the applicable year, which could result in a miscalculation of date-sensitive data or even system failure. This task force is comprised of operations, research and development and finance personnel, and includes members of senior management. The task force's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers and suppliers are fully supported. The Company is well underway with these efforts, which are scheduled to be completed in late 1998. The Company believes that the majority of its internal systems are Year 2000 compliant, and is currently initiating discussions with significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems could affect the Company's operations. The Company is also evaluating the effect the Year 2000 issue may have on its older generation products. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that systems of other companies on which the Company relies will be made year 2000 compliant on a timely basis and will not have a material effect on the Company. The cost of the Year 2000 initiatives is not expected to be material to the Company's results of operation or financial position.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, FASB issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130") which is effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. The Company will adopt SFAS 130 in the first quarter of 1998 and will provide the required financial statement disclosures. The application of the new rules will not have an impact on the Company's financial position or results from operations.

     In June 1997, FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which is effective for fiscal years beginning after December 15, 1997. SFAS 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial statements to shareholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt SFAS 131 in 1998 that may result in additional disclosures. The application of the new rules will not have an impact on the Company's financial position or results from operations.

LIQUIDITY AND CAPITAL RESOURCES

    Since its formation on October 24, 1996, the Company's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $11.9 million as of December 31, 1997. The Company has funded its operations primarily through the private placement and public sale of equity securities, resulting in net proceeds of $38.0 million, and limited product sales. As of December 31, 1997, the Company had cash and cash equivalents of $28.7 million. Cash and cash equivalents increased during the year primarily due to the issuance of 3.1 million shares of common stock in connection with the Company's initial public offering raising aggregate net proceeds of $27.9 million.

    Cash used in the Company's operations was $8.2 million during 1997 and $10.0 million on a pro forma combined basis during 1996. Negative operating cash flow during 1997 and 1996 was caused primarily by operating losses. The Company's capital expenditures were $1.0 million during 1997 and $377,000 on a pro forma combined basis during 1996 with the increase primarily attributable to the purchase of PREP units for rental and demonstration purposes. The Company has no material commitments for capital expenditures.

    The Company believes that existing cash and anticipated additional debt and lease financing for rental placements of PREP and FPU placements of SCREEN (if and when FDA approval is received) will be sufficient to enable the Company to meet its future cash obligations through 1999. The Company's future liquidity and capital requirements will depend upon numerous factors, including the timing of the Company's receipt of FDA approval of its PMA for PREP, the availability of financing for the Company's anticipated equipment lease and rental programs, the level of placements of rental PREP systems and FPU SCREEN systems, the resources required to further develop its marketing and sales capabilities domestically and internationally, the resources required to expand manufacturing capacity and the extent to which the Company's products generate market acceptance and demand. In particular, if the FDA approves the PREP PMA, the Company anticipates that marketing and sales expenditures for the PREP market launch for gynecological uses in the United States, capital expenditures associated with placements of PREP rental units, and expenditures related to manufacturing and other administrative costs will increase significantly. There can be no assurance that the Company will not require additional financing or will not in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the

Company's business, financial condition and results of operations.

    The discussion included in this section as well as elsewhere in the Annual Report on Form 10-K may contain forward-looking statements based on current expectations of the Company's management. Such statements are subject to risks and uncertainties that could cause actual results to differ from those projected. See "Important Factors Regarding Forward-Looking Statements" attached hereto as Exhibit 99.1 and incorporated by reference into this Form 10-K. Readers are cautioned not to place undue reliance on the forward-looking statements which speak only as the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item may be found on pages F-1 through F-28 of this Form 10-K.

ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There have been no changes in or disagreements with accountants on accounting or financial disclosure matters in the last fiscal year.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this item is contained in part under the caption "Executive Officers of the Registrant" in Part I, Item 1A hereof and the remainder is incorporated herein by reference from the discussion responsive thereto under the captions "Election of Directors" and "Section 16(a) Beneficial Reporting Compliance" in the Company's Proxy Statement relating to its Annual Meeting of Stockholders scheduled for May 28, 1998 (the "Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

     The response to this item is incorporated herein by reference from the discussion responsive thereto under the captions "Election of Directors," Director Compensation," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Share Ownership" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Certain Transactions" in the Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)  1. Financial Statements

        The financial statements are listed under Part II, Item 8 of this report.

     2. Financial Statement Schedules

        Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Consolidated Financial Statements.

     3. Exhibits

        The exhibits are listed under Part IV, Item 14(c) of this report.

(b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the fourth quarter of 1997.

(c)  Exhibits

     3.1      Restated Certificate of Incorporation of the Company. Filed as
              Exhibit 3.5 to the Company's Registration Statement on Form S-1 (File No. 333-30227) and incorporated herein by reference.

     3.2      Amended and Restated By-laws of the Company. Filed as Exhibit
              3.7 to the Company's Registration Statement on Form S-1 (File No. 333-30227) and incorporated herein by reference.

     4.1 Specimen of Common Stock Certificate. Filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-30227) and incorporated herein by reference.

     10.1* Amended and Restated 1996 Equity Incentive Plan (including forms of incentive stock option certificate and nonstatutory stock option certificate). Filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No. 333-30227) and incorporated herein by reference.

     10.2* 1997 Director Stock Option Plan (including form of director nonstatutory stock option certificate). Filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1 (File No. 333-30227) and incorporated herein by reference.

     10.3 Lease Agreement dated as of March 10, 1993 by and between Carolina Hosiery Mills, Inc. and Roche Biomedical Laboratories, Inc. ("RBL"), the predecessor of the Company's predecessor (including notices of renewal thereof dated December 27, 1995 and March 24,
              1997). Filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File No. 333-30227) and incorporated herein by reference.

     10.4 Lease Agreement dated as of April 25, 1995 by and between RBL, the predecessor of the Company's predecessor, and Roche Image Analysis Systems, Inc. ("RIAS"), the Company's predecessor (including notices of renewal thereof dated January 10, 1996 and March 18,
              1997). Filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 333-30227) and incorporated herein by reference.

     10.5+ OEM Supply Agreement dated January 13, 1995 between Tecan AG and RIAS, the Company's predecessor. Filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 333-30227) and incorporated herein by reference.

     10.6+ Amendment to the OEM Supply Agreement dated October 14, 1996 between Tecan AG and RIAS, the Company's predecessor. Filed as
              Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File No. 333-30227) and incorporated herein by reference.

     10.7 Agreement dated July 26, 1993 by and between Technical Precision Plastics, Inc. and RIAS, the Company's predecessor. Filed as
              Exhibit 10.8 to the Company's Registration Statement on Form S-1 (File No. 333-30227) and incorporated herein by reference.

     10.8 Registration Rights Agreement dated as of November 22, 1996 by and among the Company and the individuals and entities listed on Exhibit A thereto (including amendment thereof dated June 26,
              1997). Filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1 (File No. 333-30227) and incorporated herein by reference.

     10.9 Contribution Agreement dated as of November 22, 1996 by and among HLR Holdings Inc., RIAS and the Company. Filed as Exhibit 10.10 to the Company's Registration Statement on Form S-1 (File No. 333-30227) and incorporated herein by reference.

     10.10 Form of Indemnification Agreement between the Company and its Directors and Executive Officers. Filed as Exhibit 10.11 to the Company's Registration Statement on Form S-1 (File No. 333-30227) and incorporated herein by reference.

     10.11 Lease Agreement dated as of July 28, 1997 by and between Carolina Hosiery Mills, Inc. and the Company. Filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 333-30227) and incorporated herein by reference.

     10.12 Renewal dated January 6, 1998 of Lease Agreement dated as of April 25, 1995 by and between RBL, the predecessor of the Company's predecessor, and RIAS, the Company's predecessor. Filed herewith.

     23.1 Consent of Ernst & Young LLP, independent auditors to the Company. Filed herewith.

     27.1     December 31, 1997 Financial Data Schedule. Filed herewith.

     27.2     December 31, 1996 Financial Data Schedule. Filed herewith.

     99.1     Important Factors Regarding Forward-Looking Statements.
              Filed herewith.


----------

*    Indicates a management contract or compensatory plan.

+ Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended. Omitted information is identified with asterisks in the appropriate places in the agreement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Elon College, State of North Carolina, on March 30, 1998.


                                 AUTOCYTE, INC.



                        By:      /s/ James B. Powell, M.D.
                                 -------------------------------------
                                 James B. Powell, M.D.
                                 President and Chief Executive Officer




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 30th day of March, 1998.


SIGNATURE                                        TITLE
---------                                        -----

/s/ James B. Powell, M.D.   President, Chief Executive Officer and Director
------------------------    (Principal Executive Officer)
James B. Powell, M.D.



/s/ William O. Green        Chief Financial Officer, Vice President of Finance
-------------------------   and Treasurer (Principal Financial Officer and
William O. Green            Principal Accounting Officer)



/s/ Richard A. Charpie      Director
------------------------
Richard A. Charpie



/s/ Robert E. Curry         Director
------------------------
Robert E. Curry



/s/ Thomas P. Mac Mahon     Director
------------------------
Thomas P. Mac Mahon



/s/ Susan E. Whitehead      Director
------------------------
Susan E. Whitehead



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----
AutoCyte, Inc.

Year ended December 31, 1997 and period from November 22, 1996 (inception) through December 31, 1996

Report of Independent Auditors.............................................  F-2

Audited Consolidated Financial Statements

Consolidated Balance Sheets................................................  F-3

Consolidated Statements of Operations......................................  F-4

Consolidated Statements of Redeemable Convertible Preferred Stock and
     Stockholders' Equity..................................................  F-5

Consolidated Statements of Cash Flows......................................  F-6

Notes to Consolidated Financial Statements.................................  F-7



Cytology and Pathology Automation Business of Roche Image Analysis Systems, Inc.

Years ended December 31, 1994 and 1995, and the period from January 1, 1996 through November 21, 1996

Report of Independent Auditors............................................. F-21

Audited Financial Statements

Balance Sheets............................................................. F-22

Statements of Operations................................................... F-23

Statements of Cash Flows................................................... F-24

Notes to Financial Statements.............................................. F-25


                         REPORT OF INDEPENDENT AUDITORS




The Board of Directors
AutoCyte, Inc.


We have audited the accompanying consolidated balance sheets of AutoCyte, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity and cash flows for the year ended December 31, 1997 and for the period from November 22, 1996 (inception) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AutoCyte, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the year ended December 31, 1997 and for the period from November 22, 1996 (inception) through December 31, 1996 in conformity with generally accepted accounting principles.


                                                      /s/ Ernst & Young LLP

Raleigh, North Carolina
February 13, 1998

                                 AUTOCYTE, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                                          DECEMBER 31,
                                                                                     1997               1996
                                                                             ----------------------------------------

ASSETS
Current assets:
   Cash and cash equivalents                                                    $   28,655,082      $    9,517,274
   Accounts receivable, less allowance for doubtful accounts of
     $85,000 and $17,500 at December 31, 1997 and 1996,
     respectively                                                                      906,154             761,117
   Inventory                                                                         2,191,995           1,911,406
   Other current assets                                                                415,248              49,208
                                                                                ----------------------------------
Total current assets                                                                32,168,479          12,239,005

Property and equipment                                                               2,018,142           1,459,932
Goodwill                                                                             2,834,375           2,984,375
                                                                                ----------------------------------
Total assets                                                                    $   37,020,996      $   16,683,312
                                                                                ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                             $    1,129,016      $    1,072,926
   Accrued expenses                                                                    815,998             493,568
                                                                                ----------------------------------
Total current liabilities                                                            1,945,014           1,566,494

Long-term liabilities                                                                   48,768                   -

Redeemable convertible preferred stock                                                       -           9,882,000
Stockholders' equity:
   Common stock, $0.01 par value; 20,650,000 and 20,500,000
     shares authorized; 12,505,412 and 4,279,389 shares issued
     and outstanding at December 31, 1997 and 1996, respectively                       125,054              42,794
   Additional paid-in capital                                                       49,553,302           7,898,956
   Deferred compensation                                                            (2,743,280)         (1,783,943)
   Accumulated deficit                                                             (11,907,862)           (922,989)
                                                                                ----------------------------------
Total stockholders' equity                                                          35,027,214           5,234,818
                                                                                ----------------------------------
Total liabilities and stockholders' equity                                      $   37,020,996      $   16,683,312
                                                                                ==================================



See accompanying notes.

                                 AUTOCYTE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                  PERIOD FROM
                                                                                               NOVEMBER 22, 1996
                                                                            DECEMBER 31,      (INCEPTION) THROUGH
                                                                              1997             DECEMBER 31, 1996
                                                                      ----------------------------------------------
  Sales                                                                 $     2,667,837     $       129,189
  Cost of sales                                                               1,952,691             112,022
                                                                      ----------------------------------------------
  Gross profit                                                                  715,146              17,167

  Operating expenses:
  Research and development                                                    4,461,881             457,918
  Selling, general and administrative                                         6,532,551             524,669
                                                                      ----------------------------------------------
                                                                             10,994,432             982,587
                                                                      ----------------------------------------------
  Operating loss                                                            (10,279,286)           (965,420)
  Interest income                                                               772,563              42,431
  Interest expense, including credit agreement commitment fee                (1,478,150)                  -
                                                                      ----------------------------------------------
  Net loss                                                              $   (10,984,873)    $      (922,989)
                                                                      ==============================================

  Net loss per common share (basic and diluted)                         $         (1.59)    $         (0.22)
                                                                      ==============================================

  Weighted-average common shares outstanding                                  6,903,290           4,279,389
                                                                      ==============================================



See accompanying notes.

                                 AUTOCYTE, INC.

        CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
                            AND STOCKHOLDERS' EQUITY

                                              REDEEMABLE
                                              CONVERTIBLE               ADDITIONAL                                      TOTAL
                                               PREFERRED     COMMON      PAID-IN       DEFERRED       ACCUMULATED    STOCKHOLDERS'
                                                STOCK        STOCK       CAPITAL      COMPENSATION      DEFICIT         EQUITY
                                             -------------------------------------------------------------------------------------
Balance at Inception                         $        -    $      -    $         -    $         -    $          -    $          -
   Net assets acquired in exchange
     for common stock                                 -      36,891      5,963,109              -               -       6,000,000
   Issuance of common stock                           -       5,903        114,097              -               -         120,000
   Issuance of redeemable convertible
     preferred stock                          9,882,000           -              -              -               -               -
   Deferred compensation related to
     issuance of restricted stock and
     grant of stock options                           -           -      1,821,750     (1,821,750)              -               -
   Amortization of deferred compensation              -           -              -         37,807               -          37,807
   Net loss                                           -           -              -              -        (922,989)       (922,989)
                                             -------------------------------------------------------------------------------------
Balance at December 31, 1996                  9,882,000      42,794      7,898,956     (1,783,943)       (922,989)      5,234,818
   Issuance of redeemable convertible
     preferred stock and stock options          100,000           -        432,000              -               -         432,000
   Issuance of warrants                               -           -      1,475,002              -               -       1,475,002
   Exercise of warrants                               -       1,936        282,121              -               -         284,057
   Issuance of common stock                           -      31,250     27,862,411              -               -      27,893,661
   Conversion of preferred stock             (9,982,000)     48,819      9,933,181              -               -       9,982,000
   Exercise of stock options                          -         255          4,937              -               -           5,192
   Deferred compensation related to
     grant of stock options                           -           -      1,664,694     (1,664,694)              -               -
   Amortization of deferred compensation              -           -              -        705,357               -         705,357
   Net loss                                           -           -              -              -     (10,984,873)    (10,984,873)
                                             ------------------------------------------------------------------------------------
Balance at December 31, 1997                 $        -    $125,054    $49,553,302    $(2,743,280)   $(11,907,862)   $ 35,027,214
                                             ====================================================================================



See accompanying notes.

                                 AUTOCYTE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   PERIOD FROM
                                                                                                NOVEMBER 22, 1996
                                                                             YEAR ENDED         (INCEPTION) THROUGH
                                                                         DECEMBER 31, 1997      DECEMBER 31, 1996
                                                                      -----------------------------------------------
   OPERATING ACTIVITIES
   Net loss                                                               $    (10,984,873)        $      (922,989)
      Adjustments to reconcile net loss to net cash used in
        operating activities:
          Depreciation                                                             477,686                  39,797
          Amortization of goodwill                                                 150,000                  15,625
          Amortization of deferred compensation                                    705,357                  37,807
          Issuance of preferred stock and stock options for services
            rendered                                                               432,000                       -
          Issuance of warrants as consideration for credit agreement
            commitment fee                                                       1,475,002                       -
          Changes in operating assets and liabilities:
            Accounts receivable                                                   (145,037)                (48,792)
            Inventory                                                             (280,589)               (128,674)
            Other current assets                                                  (366,040)                     65
            Accounts payable                                                        56,090                 225,511
            Accrued expenses                                                       322,430                 334,785
                                                                       -----------------------------------------------
   Net cash used in operating activities                                        (8,157,974)               (446,865)

   INVESTING ACTIVITIES
   Purchases of property and equipment                                          (1,035,896)                (47,889)
   Net cash acquired in acquisition of business                                          -                  10,028
                                                                       -----------------------------------------------
   Net cash used in investing activities                                        (1,035,896)                (37,861)

   FINANCING ACTIVITIES
   Net proceeds from issuance of common stock                                   27,893,661                 120,000
   Net proceeds from issuance of redeemable convertible preferred
      stock                                                                        100,000               9,882,000
   Proceeds from exercise of warrants                                              284,057                       -
   Proceeds from exercise of stock options                                           5,192                       -
   Increase in long-term liabilities                                                48,768                       -
                                                                       -----------------------------------------------
   Net cash provided by financing activities                                    28,331,678              10,002,000
                                                                       -----------------------------------------------

   Net increase in cash and cash equivalents                                    19,137,808               9,517,274
   Cash and cash equivalents at beginning of period                              9,517,274                       -
                                                                       -----------------------------------------------
   Cash and cash equivalents at end of period                             $     28,655,082         $     9,517,274
                                                                       ===============================================

   SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid for interest                                                 $          3,148         $             -
                                                                       ===============================================

   See accompanying notes.

                                 AUTOCYTE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. THE COMPANY

AutoCyte, Inc. ("AutoCyte" or the "Company"), a Delaware Corporation, was formed on October 24, 1996 to acquire the cytology and pathology automation business (the "Business") then owned by Roche Image Analysis Systems, Inc. ("RIAS"), a wholly-owned subsidiary of Roche Holding Ltd. ("Roche"). The Company develops, manufactures and markets the only integrated automated sample preparation and image analysis system to support cytology professionals in cervical cancer screening. The Company's integrated system is comprised of the AutoCyte PREP ("PREP") sample preparation system and the AutoCyte SCREEN ("SCREEN") image analysis system. The Company also continues to market and further develop other pathology automation products previously commercialized by RIAS.

On November 22, 1996, the Company entered into a Contribution Agreement (the "Agreement") with Roche and RIAS whereby the Company acquired the net assets and liabilities of the cytology and pathology automation business of RIAS in exchange for 3,689,129 shares of Common Stock valued at $6.0 million. The transaction was accounted for as a purchase transaction in accordance with APB 16.

On September 5, 1997, the Company completed an initial public offering of 3,100,000 shares of $0.01 par value Common Stock (the "Offering"). The Offering price was $10 per common share resulting in gross offering proceeds of $31,000,000. Proceeds to the Company, net of underwriters discount and offering expenses were $27,661,161. Simultaneously with the Offering, the redeemable convertible preferred stock of the Company was automatically converted into 4,881,936 shares of Common Stock. On October 10, 1997, the underwriters exercised a portion of their over-allotment option and purchased an additional 25,000 shares of Common Stock at $10 per share resulting in additional net proceeds of $232,500.

Revenues from sales of products have not generated sufficient cash to support the Company's operations. Both the Company and its predecessor have incurred substantial losses. The Company has funded its operations primarily through the private sale of equity securities and its September 1997 initial public offering. The Company continues to be subject to certain risks and uncertainties common to early stage medical device companies including the uncertainty of availability of additional financing, extensive government regulation, uncertainty of market acceptance of its products, limited manufacturing, marketing and sales experience, uncertainty of future profitability and the uncertainty of United States Food and Drug Administration ("FDA") approval of its products.

                                 AUTOCYTE, INC.

1. THE COMPANY (CONTINUED)

The Company must obtain FDA approval in order to market its products in the United States for their principal intended use. Generally, before a new medical device can be introduced into the market in the United States, the manufacturer must obtain FDA approval of a premarket approval application ("PMA") or FDA clearance of a 501(k) premarket notification. Each of the Company's two principal products, PREP and SCREEN, are subject to the PMA process; however, neither has yet received such approval. The Company's failure to obtain or maintain FDA regulatory approval for its products would have a material adverse effect on the Company's business, financial condition and results of operations.

2. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of AutoCyte, Inc. and its subsidiaries, AutoCyte Europe b.v.b.a. and AutoCyte Australia Pty Ltd. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CONCENTRATION OF CREDIT RISK

The Company's principal financial instruments subject to potential concentration of credit risk are cash, cash equivalents and unsecured accounts receivable. The Company invests its funds in highly rated institutions, and limits its investment in any individual debtor to $5 million. The Company provides an allowance for doubtful accounts equal to the estimated losses to be incurred in the collection of accounts receivable, which have historically been minimal and within management's expectations.

                                 AUTOCYTE, INC.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

Revenue is recognized from product sales and rentals. Product sales revenue is recognized when products are shipped, and product rental revenue is recognized as earned.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INVENTORY

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the average cost method. Net realizable value of inventory is reviewed in detail on an on-going basis, with consideration given to deterioration, obsolescence and other factors.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives (three to five years) of the individual assets. Depreciation expense amounted to $477,686 during 1997 and $39,797 during the period from November 22, 1996 (inception) through December 31, 1996.

Included in property and equipment is demonstration equipment, which consists of units being used for demonstration purposes by salespeople; being evaluated by clinics, laboratories, hospitals, doctors offices or universities; or being used in clinical trials. A listing of all demonstration equipment is reviewed quarterly by the Company, and, based on various factors, including whether or not the Company continues to market the products being demonstrated, asset impairment reserves are established as necessary.

                                 AUTOCYTE, INC.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOODWILL

The excess cost over the fair value of net assets acquired ("goodwill") is being amortized using the straight-line method over 20 years. Accumulated amortization was $165,625 and $15,625 at December 31, 1997 and 1996, respectively. The Company periodically reviews the value of its goodwill to determine if an impairment has occurred. In accordance with SFAS 121, if this review indicates that goodwill will not be recoverable, as determined based on an analysis of undiscounted cash flows over the remaining amortization period, the Company would reduce the carrying value of its goodwill accordingly.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to operations as incurred.

INCOME TAXES

The Company accounts for income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities.

NET LOSS PER COMMON SHARE

In 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 is effective for fiscal years ending after December 15, 1997 and replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Upon adoption, all prior period earnings per share amounts (including quarterly information) are required to be restated. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities, and only reflects actual common shares outstanding. The Company's calculation of earnings (loss) per share reflects the completion of its initial public offering and the simultaneous conversion of its convertible preferred stock into common stock in September 1997. Prior to the adoption of SFAS 128, approximately 4.9 million shares of convertible preferred stock were assumed to be outstanding in calculating previously reported loss per share amounts. Under SFAS 128, these shares are not included as

                                 AUTOCYTE, INC.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

shares outstanding until their conversion at the time of the Offering. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. As the Company incurred losses during all periods presented, the effect of options, warrants and convertible preferred stock is anti-dilutive and accordingly, there is no difference between basic and diluted loss per share.

STOCK BASED COMPENSATION

The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, no compensation expense is recognized for stock or stock options issued with an exercise price equivalent to the fair value of the Company's Common Stock. For stock options granted at exercise prices below the deemed fair value, the Company records deferred compensation expense for the difference between the exercise price of the shares and the deemed fair value. Any resulting deferred compensation expense is amortized ratably over the vesting period of the individual options.

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). For companies that continue to account for stock based compensation arrangements under APB 25, SFAS 123 requires disclosure of the pro forma effect on net income (loss) and earnings (loss) per share as if the fair value based method prescribed by SFAS 123 had been applied. The Company has adopted the pro forma disclosure requirements of SFAS 123 (see Note 11).

ADVERTISING EXPENSE

The cost of advertising is expensed as incurred. Advertising and marketing expense, including trade show expense, amounted to $157,095 during 1997 and $3,900 during the period from November 22, 1996 (inception) through December 31, 1996.

RECLASSIFICATION

Certain amounts in the 1996 financial statements have been reclassified to conform with 1997 classifications. These reclassifications had no impact on net loss or stockholders' equity amounts previously reported.

                                 AUTOCYTE, INC.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, FASB issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130") which is effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. The Company will adopt SFAS 130 in the first quarter of 1998 and will provide the required financial statement disclosures. The application of the new rules will not have an impact on the Company's financial position or results from operations.

In June 1997, FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which is effective for fiscal years beginning after December 15, 1997. SFAS 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial statements to shareholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt SFAS 131 in 1998 that may result in additional disclosures. The application of the new rules will not have an impact on the Company's financial position or results from operations.

3. BUSINESS SEGMENTS

The Company operates in a single industry and is engaged in the development and sale of cytology and pathology automation systems for use in clinical laboratory applications. Revenues from significant customers, those representing 10% or more of total revenues for the respective periods, are summarized as follows:

                                                              PERIOD FROM
                                                           NOVEMBER 22, 1996
                               YEAR ENDED                 (INCEPTION) THROUGH
                           DECEMBER 31, 1997               DECEMBER 31, 1996
                        ------------------------------------------------------

     Customer 1                  17.0%                             -
     Customer 2                    -                             70.4%

Sales by geographic region during 1997 were as follows: United States - 59%, Europe - 19%, Asia and Australia - 18%, other international sales - 4%. There were no international sales during the period from November 22, 1996 (inception) through December 31, 1996.

                                 AUTOCYTE, INC.

4. ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of the allowance for doubtful accounts activity is as follows:


                                                                                     DECEMBER 31,
                                                                                1997                1996
                                                                        -----------------------------------------

     Balance, beginning of year                                             $       17,500      $        7,500
     Amounts charged to expense                                                     67,500              10,000
     Amounts written off                                                                 -                   -
                                                                        -----------------------------------------
     Balance, end of year                                                   $       85,000      $       17,500
                                                                        =========================================

5. INVENTORY

Inventory consists of the following:

                                                                                     DECEMBER 31,
                                                                                1997                1996
                                                                        -----------------------------------------
     Raw materials                                                          $      560,297      $      787,050
     Finished goods                                                              1,631,698           1,124,356
                                                                        -----------------------------------------
                                                                            $    2,191,995      $    1,911,406
                                                                        =========================================

6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:


                                                                                     DECEMBER 31,
                                                                                1997                1996
                                                                        -----------------------------------------
     Demonstration equipment                                                $   1,236,161       $      975,000
     Rental units                                                                 320,607                    -
     Machinery and equipment                                                      457,228              299,097
     Furniture, fixtures and improvements                                          87,859               75,000
     Computer equipment and software                                              424,278              150,632
                                                                        -----------------------------------------
                                                                            $   2,526,133       $    1,499,729
     Less accumulated depreciation                                               (507,991)             (39,797)
                                                                        -----------------------------------------
                                                                            $   2,018,142       $    1,459,932
                                                                        =========================================

                                 AUTOCYTE, INC.

7. ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                                                        DECEMBER 31,
                                                                                 1997                1996
                                                                          ----------------------------------------
   Accrued payroll and related benefits                                      $     213,443       $     117,615
   Accrued warranty costs                                                          196,709             198,813
   Customer deposits                                                               130,000                   -
   Other accrued expenses                                                          275,846             177,140
                                                                          ----------------------------------------
                                                                             $     815,998       $     493,568
                                                                          ========================================

8. CREDIT AGREEMENT

On June 27, 1997, the Company entered into a credit agreement with certain of its institutional stockholders and the Company's Chief Executive Officer. The agreement provided the Company with access to a credit line of up to $8,000,000 at an interest rate of prime plus 1%. As consideration for this agreement, the Company issued warrants to purchase 207,291 shares of its Common Stock at an exercise price of $2.033 per share. The warrants were immediately exercisable, with an expiration date ten years from the date of issuance. The Company estimated the expense associated with the warrant issuance to be approximately $1,475,000, all of which was expensed at the time of issuance as a credit agreement commitment fee. No borrowings were made under this credit arrangement, which expired upon the completion of the Offering in September 1997. On October 24, 1997, all these outstanding warrants were exercised.

9. LEASES

The Company leases its office and manufacturing facilities and certain office equipment under operating leases expiring at various times through July 2004.

At December 31, 1997, future minimum lease payments under these leases are as follows:

                      1998                         $     284,533
                      1999                               310,860
                      2000                               310,860
                      2001                               310,860
                      2002                               309,540
                      Thereafter                         490,105
                                                ----------------
                                                   $   2,016,758
                                                ================

                                 AUTOCYTE, INC.

9. LEASES (CONTINUED)

Rent expense amounted to $281,424 during 1997 and $25,245 during the period from November 22, 1996 (inception) to December 31, 1996.

10. INCOME TAXES

The Company has cumulative net operating loss carryforwards available to offset future taxable income of approximately $11,314,000, $10,293,000 of which expires for federal purposes in 2012 and $1,021,000 of which expires for federal purposes in 2011. State tax loss carryforwards begin to expire in 2001. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Components of deferred taxes are as follows:


                                                                                           DECEMBER 31,
                                                                                      1997               1996
                                                                             ----------------------------------
     Deferred tax assets:
        Inventory                                                                $    1,027,000   $   1,232,000
        Property and equipment                                                        1,408,000       1,992,000
        Intangible assets                                                               626,000         690,000
        Net operating loss carryforwards                                              4,412,000         390,000
        Other                                                                           110,000          84,000
                                                                             ----------------------------------
     Total deferred tax asset                                                         7,583,000       4,388,000

     Valuation allowance for deferred tax asset                                      (7,583,000)     (4,388,000)
                                                                             ----------------------------------
     Net deferred taxes                                                          $            -   $           -
                                                                             ==================================

11. REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

REDEEMABLE CONVERTIBLE PREFERRED STOCK

The 9,925,000 shares of Series A Convertible Preferred Stock automatically converted into 4,881,936 shares of Common Stock upon completion of the Offering in September 1997.

                                 AUTOCYTE, INC.

11. REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (CONTINUED)

Pursuant to the Company's amended and restated Certificate of Incorporation, the Board of Directors has the authority, without further vote or action by the stockholders, to issue up to 1,000,000 shares of Preferred Stock in one or more series and to fix the relative rights, preferences, privileges, qualifications, limitations and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater that the rights of Common Stock. At December 31, 1997 there are no shares of Preferred Stock outstanding.

REVERSE STOCK SPLIT

On June 24, 1997, the Company's Board of Directors approved a 1-for-2.033 reverse stock split of the Company's Common Stock effective on June 27, 1997, the date of the stockholder approval of an amendment to the Company's Certificate of Incorporation to effect the reverse stock split. All common share, option and warrant data have been restated for all periods presented to reflect the split.

EQUITY INCENTIVE PLANS

At inception, the Company adopted the 1996 Equity Incentive Plan (the "Plan") under which incentive and nonstatutory stock options, stock appreciation rights and restricted stock may be granted to employees or consultants of the Company. Generally, options and restricted stock grants vest ratably over a 48 month term. Stock options expire ten years from the date of grant.

During 1997, the Board of Directors approved the adoption of the 1997 Director Stock Option Plan and reserved 100,000 shares of common stock for issuance under the plan. As of December 31, 1997, no options had been granted pursuant to this plan.

                                 AUTOCYTE, INC.

11. REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (CONTINUED)

A summary of activity under the Plans is as follows:


                                                                                OPTIONS OUTSTANDING
                                                              ---------------------------------------------------------
                                            SHARES                                                      WEIGHTED
                                         AVAILABLE FOR          NUMBER OF           EXERCISE            AVERAGE
                                            GRANT                 SHARES          PRICE RANGE       EXERCISE PRICE
                                        -------------------------------------------------------------------------------
   Shares reserved                            1,512,543                  -         $     -             $      -
   Restricted stock granted                    (590,260)                 -               -                    -
   Options granted                             (689,836)           689,836              0.20               0.20
                                        -------------------------------------------------------------------------------
Balance at December 31, 1996                    232,447            689,836              0.20               0.20
   Shares reserved                              673,782                  -               -                   -
   Options granted                             (349,962)           349,962         $0.20 - $10.50          1.47
   Options exercised                                  -            (25,535)             0.20               0.20
   Options canceled                               8,353             (8,353)             0.20               0.20
                                        -------------------------------------------------------------------------------
Balance at December 31, 1997                    564,620          1,005,910         $0.20 - $10.50     $    0.64
                                        ===============================================================================


                                      OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                     -----------------------------------------------------    -----------------------------------------
                         NUMBER          WEIGHTED-AVERAGE
                      OUTSTANDING AT        REMAINING        WEIGHTED               NUMBER
                        DECEMBER 31,       CONTRACTUAL       -AVERAGE            EXERCISABLE AT      WEIGHTED-AVERAGE
    PRICE RANGE             1997          LIFE (YEARS)    EXERCISE PRICE        DECEMBER 31, 1997     EXERCISE PRICE
-----------------------------------------------------------------------------------------------------------------------

       $0.20               960,910              9.0           $0.20                 205,294             $0.20
  $9.75 - $10.50            45,000              9.9          $10.04                     811             $9.82
-----------------------------------------------------------------------------------------------------------------------
  $0.20 - $10.50         1,005,910              9.1           $0.64                 206,105             $0.24
=======================================================================================================================

At December 31, 1996, no options were exercisable.

At inception, the Company sold 590,260 shares of restricted Common Stock with a deemed fair value of $1.6264 per share to the Company's Chief Executive Officer at a price of $0.2033 per share. Under the terms of the restricted stock purchase agreement, the shares vest ratably over a 48-month term and are subject to repurchase by the Company at the issuance price if the CEO ceases to be employed by the Company.

                                 AUTOCYTE, INC.

11. REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (CONTINUED)

SFAS 123

The Company has adopted the disclosure-only provisions of SFAS 123. In accordance with SFAS 123, the fair value of each option grant was determined by using the Black-Scholes option-pricing model with the following weighted average assumptions for 1997 and for the period from November 22, 1996 (inception) through December 31, 1996, respectively; dividend yield of 0.00%; risk free interest rate of 6.32% and 6.56%; volatility factor of the expected market price of the Company's Common Stock of 0.71 and 0.60; and an expected option life of 48 months. The weighted-average fair value of options granted in 1997 and 1996 was $5.64 and $0.72, respectively. Had compensation cost for the Company's stock options been determined based on the fair value at the date of grant consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would not have differed materially from those amounts reported in the consolidated statements of operations; therefore, supplemental pro forma information has not been separately disclosed, as permitted by SFAS 123.

COMMON STOCK RESERVED FOR FUTURE ISSUANCE

The Company has reserved authorized shares of Common Stock for future issuance as follows:

                                                                                    DECEMBER 31,
                                                                              1997               1996
                                                                        -------------------------------------
      Outstanding stock options                                                1,005,910           689,836
      Possible future issuance under equity incentive plans                      564,620           232,447
      Redeemable convertible preferred stock                                           -         4,881,936
                                                                        -------------------------------------
      Total shares reserved                                                    1,570,530         5,804,219
                                                                        =====================================

                                 AUTOCYTE, INC.

11. REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (CONTINUED)

DEFERRED COMPENSATION

The Company recorded deferred compensation of $1,664,694 during 1997 and $1,821,750 during the period from November 22, 1996 (inception) through December 31, 1996 for the difference between the exercise price and the deemed fair value of the Company's common stock option and restricted stock grants. The amount is being amortized over the vesting period of the individual options, generally 48 months. Amortization of deferred compensation totaled $705,357 during 1997 and $37,807 during the period from November 22, 1996 (inception) through December 31, 1996, respectively.

12. RELATED PARTY TRANSACTIONS

The Company rents its office facilities from Laboratory Corporation of America Holdings, Inc. ("LabCorp"), a public company partially owned by Roche. Roche is a shareholder of the Company and the Company's Chief Executive Officer is a Director of LabCorp. Total rent paid to LabCorp amounted to $111,375 during 1997 and $11,600 during the period from November 22, 1996 (inception) through December 31, 1996. Additionally, the Company owed approximately $348,000 and $140,000 at December 31, 1997 and 1996, respectively, to Roche or its affiliates for services provided.

13. RETIREMENT PLAN

The Company has a qualified 401(k) Retirement Plan (the "Plan"). Substantially all full-time employees are eligible to participate and participants may contribute from 1% to 15% of their compensation to the Plan. The Company matches 50% of each participant's contribution up to 6% of the employee's compensation, and may make additional matching contributions at the discretion of management, not to exceed 15% of the employee's compensation. Total expense for the plan was $82,198 during 1997 and $5,572 during the period from November 22, 1996 (inception) through December 31, 1996.

                                 AUTOCYTE, INC.

14. PRO FORMA COMBINED RESULTS OF OPERATIONS

The pro forma combined results of operations as if AutoCyte had acquired the predecessor entity on January 1, 1996 and had been in operation for the entire year as a combined entity would have been as follows:


                                                PERIOD FROM                 PERIOD FROM
                                              JANUARY 1, 1996            NOVEMBER 22, 1996
                                                  THROUGH                    THROUGH                   YEAR ENDED
                                              NOVEMBER 21, 1996          DECEMBER 31, 1996         DECEMBER 31, 1996
                                                (PREDECESSOR)               (AUTOCYTE)            (PRO FORMA COMBINED)
                                           -----------------------------------------------------------------------------
Sales                                          $    1,747,209           $     129,189               $    1,876,398
Cost of goods sold                                  2,796,802                 112,022                    2,908,824
                                           -----------------------------------------------------------------------------
Gross profit (loss)                                (1,049,593)                 17,167                   (1,032,426)

Operating expenses:
   Research and development                         3,907,682                 457,918                    4,365,600
   Selling, general and administrative             11,965,813                 524,669                   12,490,482
                                           -----------------------------------------------------------------------------
                                                   15,873,495                 982,587                   16,856,082
                                           -----------------------------------------------------------------------------
   Operating loss                                 (16,923,088)               (965,420)                 (17,888,508)
   Interest income                                          -                  42,431                       42,431
                                           -----------------------------------------------------------------------------
Net loss                                       $  (16,923,088)          $    (922,989)              $  (17,846,077)
                                           =============================================================================


Net loss per share is not disclosed for 1996 since RIAS operated as a wholly-owned subsidiary of Roche Holding Ltd. prior to the formation of AutoCyte on November 22, 1996.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
AutoCyte, Inc.

     We have audited the accompanying balance sheets of the Cytology and Pathology Automation Business of Roche Image Analysis Systems, Inc. (the "Business") as of December 31, 1995 and November 21, 1996, and the related statements of operations and cash flows for the years ended December 31, 1994 and 1995 and for the period from January 1, 1996 to November 21, 1996. These financial statements are the responsibility of the Business's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Cytology and Pathology Automation Business of Roche Image Analysis Systems, Inc. at December 31, 1995 and November 21, 1996, and the results of its operations and its cash flows for the years ended December 31, 1994 and 1995 and for the period from January 1, 1996 to November 21, 1996 in conformity with generally accepted accounting principles.

                                                    /s/ Ernst & Young LLP

Raleigh, North Carolina
June 13, 1997

                   CYTOLOGY AND PATHOLOGY AUTOMATION BUSINESS
                     OF ROCHE IMAGE ANALYSIS SYSTEMS, INC.

                                 BALANCE SHEETS

                                                                   DECEMBER 31,     NOVEMBER 21,
                                                                       1995             1996
                                                                   ------------     ------------
                                     ASSETS
Current assets:
  Cash...........................................................   $     9,530      $   10,028
  Accounts receivable, net.......................................       744,288         712,325
  Inventory......................................................     3,508,756       1,782,732
  Other current assets...........................................        34,575          49,273
                                                                    -----------      ----------
     Total current assets........................................     4,297,149       2,554,358
Property and equipment, net of accumulated depreciation of
  $4,448,000 and $5,732,000 at December 31, 1995 and November 21,
  1996, respectively.............................................     6,416,967       1,451,840
                                                                    -----------      ----------
     Total assets................................................   $10,714,116      $4,006,198
                                                                    ===========      ==========
                         LIABILITIES AND BUSINESS EQUITY
Current liabilities:
  Accounts payable...............................................   $   411,647      $    2,010
  Accrued expenses...............................................       300,231       1,004,188
                                                                    -----------      ----------
     Total current liabilities...................................       711,878       1,006,198
     Business equity.............................................    10,002,238       3,000,000
                                                                    -----------      ----------
     Total liabilities and business equity.......................   $10,714,116      $4,006,198
                                                                    ===========      ==========

                            See accompanying notes.

                   CYTOLOGY AND PATHOLOGY AUTOMATION BUSINESS
                     OF ROCHE IMAGE ANALYSIS SYSTEMS, INC.

                            STATEMENTS OF OPERATIONS

                                                                                    PERIOD FROM
                                                                                     JANUARY 1,
                                                     YEAR ENDED DECEMBER 31,          1996 TO
                                                  -----------------------------     NOVEMBER 21,
                                                      1994             1995             1996
                                                  ------------     ------------     ------------
Net sales to LabCorp and its predecessor.......   $    844,593     $    598,174     $    297,047
Net sales to third parties.....................      2,551,717        2,797,656        1,450,162
                                                  ------------     ------------     ------------
                                                     3,396,310        3,395,830        1,747,209
Cost of goods sold.............................      2,599,859        2,413,886        2,796,802
                                                  ------------     ------------     ------------
     Gross profit (loss).......................        796,451          981,944       (1,049,593)
Operating expenses:
  Research and development.....................      3,604,898        5,073,764        3,907,682
  Selling, general and administrative..........      8,479,057        7,895,394       11,965,813
                                                  ------------     ------------     ------------
                                                    12,083,955       12,969,158       15,873,495
                                                  ------------     ------------     ------------
     Net loss..................................   $(11,287,504)    $(11,987,214)    $(16,923,088)
                                                  ============     ============     ============

                            See accompanying notes.

                   CYTOLOGY AND PATHOLOGY AUTOMATION BUSINESS
                     OF ROCHE IMAGE ANALYSIS SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                  PERIOD FROM
                                                                                   JANUARY 1,
                                                   YEAR ENDED DECEMBER 31,          1996 TO
                                                -----------------------------     NOVEMBER 21,
                                                    1994             1995             1996
                                                ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss.................................  $(11,287,504)    $(11,987,214)    $(16,923,088)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
       Depreciation...........................     1,915,481        2,242,320        1,359,527
       Asset impairment write-down............     1,980,596          506,241        5,256,680
     Changes in operating assets and
       liabilities:
       Accounts receivable....................     1,916,368          105,938           31,963
       Inventory..............................      (162,485)      (1,208,216)         403,810
       Other current assets...................       105,086          (15,150)         (14,698)
       Accounts payable.......................      (477,270)         157,953              417
       Accrued expenses.......................       384,384       (1,024,112)         293,903
                                                ------------     ------------     ------------
          Net cash used in operating
            activities........................    (5,625,344)     (11,222,240)      (9,591,486)
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment......    (1,702,032)      (1,800,295)        (328,866)
                                                ------------     ------------     ------------
          Net cash used in investing
            activities........................    (1,702,032)      (1,800,295)        (328,866)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Advances from Roche......................     7,329,932       13,023,796        9,920,850
                                                ------------     ------------     ------------
          Net cash provided by financing
            activities........................     7,329,932       13,023,796        9,920,850
                                                ------------     ------------     ------------
Net increase in cash and cash equivalents.....         2,556            1,261              498
Cash and cash equivalents at beginning of
  period......................................         5,713            8,269            9,530
                                                ------------     ------------     ------------
Cash and cash equivalents at end of period....  $      8,269     $      9,530     $     10,028
                                                ============     ============     ============

                            See accompanying notes.

                   CYTOLOGY AND PATHOLOGY AUTOMATION BUSINESS
                     OF ROCHE IMAGE ANALYSIS SYSTEMS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               NOVEMBER 21, 1996

1.  DESCRIPTION OF THE BUSINESS

     The Cytology and Pathology Automation Business (the "Business") of Roche Image Analysis Systems, Inc. ("RIAS") was engaged in the manufacturing and marketing of automated pathology workstations, and in the development and marketing of an integrated sample preparation and automated image analysis system to support cytologists in cervical cancer screening. The Business represents the predecessor entity of AutoCyte, Inc. ("AutoCyte"), a company formed in October 1996 to acquire the Business including its two principal product candidates, the AutoCyte PREP ("PREP") sample preparation system and the AutoCyte SCREEN ("SCREEN") automated image analysis system. In addition to this Business, RIAS, a wholly-owned subsidiary of Roche Holding Ltd ("Roche"), was also engaged in the sale of human leukocyte antigen ("HLA") kits used for paternity testing. The HLA business was not acquired by AutoCyte and is thus not included in these predecessor entity financial statements.

     On November 22, 1996, RIAS entered into a Contribution Agreement with AutoCyte and Roche whereby AutoCyte acquired the net assets and liabilities of the Business for 3,689,129 shares of AutoCyte common stock.

2.  SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The accompanying financial statements have been prepared as if the Business had existed as a separate, stand-alone entity during the periods presented and include the historical assets, liabilities, revenues and expenses that are directly related to the Business's operations. However, these financial statements are not necessarily indicative of the financial position and results of operations which would have occurred had the Business been an independent company.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Concentrations of Credit Risk

     The Business's principal financial instrument subject to potential concentration of credit risk is unsecured accounts receivable. The Business provides an allowance for doubtful accounts equal to the estimated losses to be incurred in the collection of accounts receivable.

     Revenue Recognition

     Revenue from product sales is recognized when products are shipped.

     Cash and Cash Equivalents

     The Business considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     Product Warranty

     The Business's products generally carry a one year warranty against defects. The Business provides for estimated warranty costs in the period the related sales are made.

                   CYTOLOGY AND PATHOLOGY AUTOMATION BUSINESS
                     OF ROCHE IMAGE ANALYSIS SYSTEMS, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Impairment of Long-Lived Assets

     The Business adopted the Financial Accounting Standards Board Statement No 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" ("SFAS 121") in the first quarter of 1996. During 1996, the Business decided to focus on its newer generation PREP and SCREEN systems. Accordingly, the Business evaluated the ongoing value of the older model systems and other equipment included in property and equipment. Based on this evaluation, the Business determined that assets with a carrying amount of approximately $5.4 million were impaired and wrote them down by $3.9 million to their estimated fair value. Fair value was based on the estimated price at which the assets could be sold. Additionally, the Business performed similar evaluations of fair values in 1995 and 1994 and wrote-down certain demonstration equipment and other equipment by approximately $500,000 and approximately $2 million, respectively.

     Income Taxes

     The results of the Business's operations were included in the consolidated income tax returns of its parent company. No provision for income taxes has been included in these financial statements since the Business's significant operating losses would have precluded recording any deferred tax assets if the Business was a stand-alone taxpayer.

     Business Equity

     Because the Business operated as part of a wholly-owned subsidiary of Roche, its equity accounts have been combined and presented as "Business Equity" which includes net amounts advanced to the Business by Roche (Note 7).

     Inventory

     Inventory is stated at the lower of cost or net realizable value. Cost is determined using the average cost method. Consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.

     Property and Equipment

     Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives (three to five years) of the individual assets. Depreciation expense amounted to $1,915,481, $2,242,320 and $1,359,527 during 1994, 1995 and the period from January 1, 1996 to November 21, 1996, respectively.

     Included in property and equipment is demonstration equipment, which consists of units being used for demonstration purposes by salespeople; being evaluated by clinics, laboratories, hospitals, doctors offices or universities; or being used in clinical trials. As this equipment will likely not be sold within the next year, the amounts are recorded as a component of property and equipment rather than inventory, and are being depreciated over their estimated useful life of four years.

     Research and Development Costs

     Research and development costs are charged to operations as incurred.

     Advertising Expense

     The cost of advertising is expensed as incurred. Advertising expense amounted to $302,444, $478,662 and $405,572 during 1994, 1995 and the period from January 1, 1996 to November 21, 1996, respectively.

                   CYTOLOGY AND PATHOLOGY AUTOMATION BUSINESS
                     OF ROCHE IMAGE ANALYSIS SYSTEMS, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

3.  SALES AND ACCOUNTS RECEIVABLE

The Business operates in a single industry and is engaged in the development and sale of cytology and pathology automation systems for use in clinical laboratory testing. Revenues from significant customers, those representing 10% or more of total revenues for the respective periods, are summarized as follows:

                                                                                  PERIOD FROM
                                                        YEARS ENDED                JANUARY 1,
                                                       DECEMBER 31,                 1996 TO
                                                ---------------------------       NOVEMBER 21,
                                                   1994             1995              1996
                                                ----------       ----------       ------------
     Customer 1...............................     24.9%            17.6%             17.0%
     Customer 2...............................     19.5               --                --
     Customer 3...............................       --               --              13.7

     The Business sells its products to international customers, however, these sales accounted for less than 10% of total sales during all periods presented.

4.  INVENTORY

     Inventory consists of the following:

                                                          DECEMBER 31,     NOVEMBER 21,
                                                              1995             1996
                                                          ------------     ------------
          Raw materials.................................   $1,119,173       $  802,580
          Finished goods................................    2,389,583          980,152
                                                           ----------       ----------
                                                           $3,508,756       $1,782,732
                                                           ==========       ==========

     During 1996, the Business decided to focus on PREP and SCREEN systems. As a result, certain inventory items were written down by approximately $1.4 million to their estimated net realizable values.

5.  LEASES

     The Business leases its office and manufacturing facilities and certain equipment under operating leases. Rent expense amounted to $391,684, $480,725 and $421,812 during 1994, 1995 and during the period from January 1, 1996 to November 21, 1996, respectively.

6.  CORPORATE ALLOCATIONS

     Roche provided substantial services to the Business, including, but not limited to, general administration, treasury, tax, financial reporting, payroll administration, insurance, human resources and legal functions. Roche has traditionally charged the Business for certain of these services through corporate allocations which were generally based on a percent of sales. The amount of corporate allocations was dependent upon the total amount of anticipated allocable costs incurred by Roche, less amounts charged as a specific cost or expense rather than by allocation. The amounts allocated are not necessarily indicative of amounts that would have been incurred by the Business had it operated on a stand-alone basis. Management believes that the method of expense allocation is reasonable.

                   CYTOLOGY AND PATHOLOGY AUTOMATION BUSINESS
                     OF ROCHE IMAGE ANALYSIS SYSTEMS, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

7.  BUSINESS EQUITY

     A summary of the Business equity account activity is as follows:

                                               ADVANCES        ACCUMULATED
                                              FROM ROCHE         DEFICIT           TOTAL
                                             -------------     ------------     ------------
     Balance at December 31, 1993..........   $ 22,044,244     $ (9,121,016)    $ 12,923,228
          Advances from Roche..............      7,329,932               --        7,329,932
          Net loss for year................             --      (11,287,504)     (11,287,504)
                                               -----------     ------------     ------------
     Balance at December 31, 1994..........     29,374,176      (20,408,520)       8,965,656
          Advances from Roche..............     13,023,796               --       13,023,796
          Net loss for year................             --      (11,987,214)     (11,987,214)
                                               -----------     ------------     ------------
     Balance at December 31, 1995..........     42,397,972      (32,395,734)      10,002,238
          Advances from Roche..............      9,920,850               --        9,920,850
          Net loss for period..............             --      (16,923,088)     (16,923,088)
                                               -----------     ------------     ------------
     Balance at November 21, 1996..........   $ 52,318,822     $(49,318,822)    $  3,000,000
                                               ===========     ============     ============

8.  RELATED PARTY TRANSACTIONS

     The Business entered into certain product sale arrangements with Laboratory Corporation of America Holdings or its predecessor ("LabCorp"), a public company partially owned by Roche. Sales to LabCorp amounted to $844,593, $598,174 and $297,047 during 1994, 1995 and during the period from January 1, 1996 to November 21, 1996, respectively.

     Additionally, the Business rented its office facility from LabCorp. Rent paid to LabCorp amounted to $96,000, $102,500 and $100,000 during 1994, 1995 and during the period from January 1, 1996 to November 21, 1996, respectively.

                                 EXHIBIT INDEX


     3.1      Restated Certificate of Incorporation of the Company.  Filed as Exhibit 3.5 to the Company's
              Registration Statement on Form S-1 (File No. 333-30227) and incorporated herein by reference.

     3.2      Amended and Restated By-laws of the Company.  Filed as Exhibit 3.7 to the Company's Registration
              Statement on Form S-1 (File No. 333-30227) and incorporated herein by reference.

     4.1      Specimen of Common Stock Certificate.  Filed as Exhibit 4.1 to the Company's Registration
              Statement on Form S-1 (File No. 333-30227) and incorporated herein by reference.

     10.1*    Amended and Restated 1996 Equity Incentive Plan (including forms of incentive stock option certificate and nonstatutory stock option certificate). Filed as Exhibit 10.1 to the Company's
              Registration Statement on Form S-1 (File No. 333-30227) and incorporated herein by reference.

     10.2*    1997 Director Stock Option Plan (including form of director nonstatutory stock option certificate).
              Filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1 (File No. 333-30227)
              and incorporated herein by reference.

     10.3     Lease Agreement dated as of March 10, 1993 by and between Carolina Hosiery Mills, Inc. and
              Roche Biomedical Laboratories, Inc. ("RBL"), the predecessor of the Company's predecessor
              (including notices of renewal thereof dated December 27, 1995 and March 24, 1997). Filed as
              Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File No. 333-30227) and
              incorporated herein  by reference.

     10.4     Lease Agreement dated as of April 25, 1995 by and between RBL, the predecessor of the Company's predecessor, and Roche Image Analysis Systems, Inc. ("RIAS"), the Company's predecessor
              (including notices of renewal thereof dated January 10, 1996 and March 18, 1997). Filed as Exhibit
              10.4 to the Company's Registration Statement on Form S-1 (File No. 333-30227) and incorporated herein by reference.

     10.5+    OEM Supply Agreement dated January 13, 1995 between Tecan AG and RIAS, the Company's predecessor.  Filed as Exhibit 10.6 to the  Company's Registration Statement on Form S-1 (File No.
              333-30227) and incorporated herein by reference.

     10.6+    Amendment to the OEM Supply Agreement dated October 14, 1996 between Tecan AG and RIAS, the Company's predecessor. Filed as Exhibit 10.7 to the Company's Registration Statement on Form
              S-1 (File No. 333-30227) and incorporated herein by reference.

     10.7     Agreement dated July 26, 1993 by and between Technical Precision Plastics, Inc. and RIAS, the
              Company's predecessor.  Filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1
              (File No. 333-30227) and incorporated herein by reference.

     10.8     Registration Rights Agreement dated as of November 22, 1996 by and among the Company and the individuals and entities listed on Exhibit A thereto (including amendment thereof dated June 26,
              1997). Filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1 (File No. 333-
              30227) and incorporated herein by reference.

     10.9     Contribution Agreement dated as of November 22, 1996 by and among HLR Holdings Inc., RIAS and the Company.  Filed as Exhibit 10.10 to the Company's Registration Statement on Form S-1 (File
              No. 333-30227) and incorporated herein by reference.

     10.10    Form of Indemnification Agreement between the Company and its Directors and Executive Officers.
              Filed as Exhibit 10.11 to the Company's Registration Statement on Form S-1 (File No. 333-30227)
              and incorporated herein by reference.

     10.11    Lease Agreement dated as of July 28, 1997 by and between Carolina Hosiery Mills, Inc. and the
              Company.  Filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No.
              333-30227) and incorporated herein by reference.

     10.12    Renewal dated January 6, 1998 of Lease Agreement dated as of April 25, 1995 by and between RBL, the predecessor of the Company's predecessor, and RIAS, the Company's predecessor.  Filed herewith.

     23.1     Consent of Ernst & Young LLP, independent auditors to the Company. Filed herewith.

     27.1     December 31, 1997 Financial Data Schedule. Filed herewith.

     27.2     December 31, 1996 Financial Data Schedule. Filed herewith.

     99.1     Important Factors Regarding Forward-Looking Statements. Filed herewith.


----------

*     Indicates a management contract or compensatory plan.

+ Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended. Omitted information is identified with asterisks in the appropriate places in the agreement.