Form 10-Q
period 1998-03-31
AUTOCYTE INC
filed 1998-05-12
CIK 1041426

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998

                                       OR

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                         Commission file number 0-22885




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


                                  336 584-0250
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuer's classes of common stock as of

            Class                              Outstanding at May 6, 1998
--------------------------------------------------------------------------------
   Common Stock, $.01 par value                         12,671,076

                                 AUTOCYTE, INC.

                                      INDEX



PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)...............2

    Condensed consolidated balance sheets
                March 31, 1998 and December 31, 1997..........................2

    Condensed consolidated statements of operations
                Three months ended March 31, 1998 and 1997....................3

    Condensed consolidated statements of cash flows
                Three months ended March 31, 1998 and 1997....................4

    Notes to condensed consolidated financial statements
                March 31, 1998................................................5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........10


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings...................................................10

Item 2.  Changes in Securities and Use of Proceeds...........................10

Item 3.  Defaults upon Senior Securities.....................................10

Item 4.  Submission of Matters to a Vote of Security Holders.................10

Item 5.  Other Information...................................................10

Item 6.  Exhibits and Reports on Form 8-K....................................10


Signatures...................................................................11

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

                                 AUTOCYTE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          MARCH 31,            DECEMBER 31,
                                                                                            1998                  1997
                                                                                         ------------          ------------
                                                                                          (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                           $ 26,234,106          $ 28,655,082
     Accounts receivable, net                                                               1,185,475               906,154
     Inventory                                                                              2,015,107             2,191,995
     Other current assets                                                                     378,535               415,248
                                                                                         ------------          ------------
       Total current assets                                                                29,813,223            32,168,479

Property and equipment, net                                                                 2,236,385             2,018,142
Goodwill                                                                                    2,796,875             2,834,375

                                                                                         ------------          ------------
       Total assets                                                                      $ 34,846,483          $ 37,020,996
                                                                                         ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                    $  1,062,517          $  1,129,016
     Accrued expenses                                                                         733,171               815,998
                                                                                         ------------          ------------
       Total current liabilities                                                            1,795,688             1,945,014

Long-term liabilities                                                                          46,364                48,768

Stockholders' equity:
     Common stock, $0.01 par value; 20,650,000 shares authorized;
       12,666,055 and 12,505,412 shares issued and outstanding at
       March 31, 1998 and December 31, 1997, respectively                                     126,661               125,054
     Additional paid in capital                                                            49,585,514            49,553,302
     Deferred compensation                                                                 (2,527,589)           (2,743,280)
     Accumulated deficit                                                                  (14,180,155)          (11,907,862)
                                                                                         ------------          ------------
       Total stockholders' equity                                                          33,004,431            35,027,214
                                                                                         ------------          ------------

       Total liabilities and stockholders' equity                                        $ 34,846,483          $ 37,020,996
                                                                                         ============          ============


See accompanying notes to condensed consolidated financial statements.

                                 AUTOCYTE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          1998                 1997
                                                      ------------          -----------


Net sales                                             $  1,077,078          $   383,397
Cost of goods sold                                         676,913              346,766
                                                      ------------          -----------
     Gross profit                                          400,165               36,631

Operating expenses:
   Research and development                              1,044,283            1,194,108
   Selling, general and administrative                   2,001,700            1,289,185
                                                      ------------          -----------
                                                         3,045,983            2,483,293
                                                      ------------          -----------
Operating loss                                          (2,645,818)          (2,446,662)
Interest income                                            378,132              108,169
Interest expense                                            (4,607)                --
                                                      ------------          -----------
Net loss                                              $ (2,272,293)         $(2,338,493)
                                                      ============          ===========

Net loss per common share (basic and diluted)         $      (0.18)         $     (0.55)
                                                      ============          ===========

Weighted-average common shares outstanding              12,603,993            4,279,389
                                                      ============          ===========

         See accompanying notes to condensed consolidated financial statements.

                                 AUTOCYTE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                 1998               1997
                                                                           ------------------ -----------------

Net cash used in operating activities:                                     $     (2,062,671)  $    (1,569,013)

Cash flows from investing activities:
    Purchases of property and equipment                                            (389,720)         (136,040)
                                                                           ------------------ -----------------
Net cash used in investing activities                                              (389,720)         (136,040)

Cash flows from financing activities:
    Proceeds from issuance of common stock                                           33,819                 -
    Reduction in long-term liabilities                                               (2,404)                -
                                                                           ------------------ -----------------
Net cash provided by financing activities                                            31,415                 -

Net decrease in cash and cash equivalents                                        (2,420,976)       (1,705,053)
Cash and cash equivalents at beginning of period                                 28,655,082         9,517,274
                                                                           ------------------ -----------------
Cash and cash equivalents at end of period                                 $     26,234,106   $     7,812,221
                                                                           ================== =================


See accompanying notes to condensed consolidated financial statements.

                                 AUTOCYTE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 March 31, 1998

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period. The accompanying financial statements should be read in conjunction with the Company's audited consolidated financial statements for the period ended December 31, 1997, included in the Company's Annual Report on Form 10-K (File No. 0-22885).

2. INVENTORY

Inventory consists of the following:

                        MARCH 31,         DECEMBER 31,
                          1998               1997
                       ----------         ----------

Raw materials          $  660,863         $  560,297
Finished goods          1,354,244          1,631,698
                       ----------         ----------
                       $2,015,107         $2,191,995
                       ==========         ==========

3. NET LOSS PER SHARE OF COMMON STOCK

In 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 is effective for fiscal years ending after December 15, 1997 and replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Upon adoption, all prior period earnings per share amounts (including quarterly information) are required to be restated. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities, and only reflects actual common shares outstanding. The Company's calculation of earnings (loss) per share reflects the completion of its initial public offering (the "Offering") and the simultaneous conversion of its convertible preferred stock into common stock in September 1997. Prior to the adoption of SFAS 128, approximately 4.9 million shares of convertible preferred stock were assumed to be outstanding in calculating previously reported loss per share amounts. Under SFAS 128, these shares are not included as shares outstanding until their conversion at the time of the Offering. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. As the Company incurred losses during all periods presented, the effect of options, warrants and convertible preferred stock is anti-dilutive and accordingly, there is no difference between basic and diluted loss per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Overview

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

AutoCyte was formed in October 1996 to acquire the cytology and pathology automation business then owned by Roche Image Analysis Systems, Inc. ("RIAS"), a wholly-owned subsidiary of Roche Holding Ltd. ("Roche"). Roche had previously operated such business as part of Roche Biomedical Laboratories, Inc., ("RBL"), a predecessor company to Laboratory Corporation of America, Inc. ("LabCorp"), the largest clinical laboratory chain in the United States and formerly a wholly-owned subsidiary of Roche. The business was acquired from RIAS in November 1996 in exchange for 3.7 million shares of the Company's Common Stock. Contemporaneously with this acquisition, Ampersand Ventures and the Sprout Group, together with certain members of the Company's management and other investors, purchased $9.8 million of redeemable convertible preferred stock of the Company. Included in the management group making an equity investment in the Company was Dr. James B. Powell, the Company's Chief Executive Officer and a former President and Chief Executive Officer of LabCorp and RBL.

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

Following completion of clinical trials for gynecological applications, the Company submitted a premarket approval application ("PMA") for PREP to the United States Food and Drug Administration ("FDA") on May 12, 1997, which was accepted for substantive review by the FDA on June 11, 1997.

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

The Company has completed the clinical trials for SCREEN, and anticipates filing its PMA in the second quarter of 1998.

In the United States, the Company cannot market PREP for use in preparing monolayer slides or SCREEN for screening monolayer slides until the respective PMA approvals are received from the FDA. If such approvals are obtained, the Company intends to focus its marketing efforts on such products for cervical cytology applications. The Company expects to generate a substantial majority of its future revenues from the PREP and SCREEN systems. The Company's long-term revenues and future success are substantially dependent upon its ability to obtain regulatory approval for, and market and commercialize the PREP and SCREEN systems for, cervical cancer screening in the United States and abroad.

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

Future revenues and results of operations may fluctuate significantly from quarter to quarter and will depend upon, among other factors, the timing and outcome of the FDA review of the PREP PMA submission, the extent to which the Company's products gain market acceptance, the timing and volume of sales and rental orders, regulatory and reimbursement matters, the timing and outcome of the SCREEN PMA submission and the FDA review thereof, introduction of alternative technologies by competitors, pricing of competitive products, the cost and effect of promotional discounts and marketing programs adopted by the Company.

The Company anticipates that if FDA approval is received to market PREP for gynecological uses, its marketing and sales expenditures will increase significantly. The Company also anticipates that research and development expenses, both in the areas of product enhancement and new product development, and manufacturing expenses will also increase as product commercialization increases. The Company additionally expects to incur compensation expense of $2.5 million as its deferred compensation balance is amortized.


RESULTS OF OPERATIONS

                   Three Months Ended March 31, 1998 and 1997

Revenues for the first quarter of 1998 were $1.1 million, an increase of 181% from $383,000 in the first quarter of 1997. The majority of the increase was due to an increase in sales of PREP units and related consumables. The Company's gross margin during the three months ended March 31, 1998 was 37%, an increase from 10% in the corresponding period of 1997. This increase was due primarily to a change in product mix towards the PREP line of products.

Operating expenses for the quarter were $3.0 million, an increase of 23% from $2.5 million in the first quarter of 1997. Research and development costs decreased $150,000 from the first quarter of 1997, resulting from decreased costs associated with the preparation of the PREP PMA, which was submitted to the FDA for review in mid-1997. Selling, general and administrative costs increased $713,000 from the first quarter of 1997, due primarily to higher personnel costs as the Company increased its staffing levels to support anticipated product commercialization. Additionally, certain of the Company's other administrative expenses increased as a result of becoming a public company, primarily insurance premiums and professional fees.

Net interest income for the first quarter of 1998 was $374,000, an increase of 245% from $108,000 in the corresponding quarter of 1997. The increase was attributable to the short-term investment of proceeds from the Company's initial public offering in September 1997.

The net loss for the first quarter of 1998 remained unchanged from first quarter of 1997 at $2.3 million. Net loss per share was $0.18, a decrease from a net loss per share of $0.55 in the first quarter of 1997. (See Footnote 3 of the Condensed Consolidated Financial Statements with respect to the effect of Financial Accounting Standards Board Statement No. 128, "Earnings Per Share.")


LIQUIDITY AND CAPITAL RESOURCES

Since its formation on October 24, 1996, the Company's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $14.2 million as of March 31, 1998. The Company has funded its operations primarily through the private placement and public sale of equity securities, resulting in net proceeds of $38.0 million, and limited product sales. As of March 31, 1998, the Company had cash and cash equivalents of $26.2 million.

Cash used in the Company's operations was $2.1 million during the three months ended March 31, 1998 and $1.6 million during the corresponding period of 1997. Negative operating cash flow during both periods was caused primarily by operating losses. The Company's capital expenditures were $390,000 during the three months ended March 31, 1998 and $136,000 during the corresponding period of 1997, with the increase primarily attributable to the purchase of PREP units for rental and demonstration purposes. The Company has no material commitments for capital expenditures.

The Company believes that existing cash and anticipated additional debt and lease financing for rental placements of PREP and FPU placements of SCREEN (if and when FDA approval is received) will be sufficient to enable the Company to meet its future cash obligations through 1999. The Company's future liquidity and capital requirements will depend upon numerous factors, including the timing of the Company's receipt of FDA approval of its PMA for PREP, the availability of financing for the Company's anticipated equipment lease and rental programs, the level of placements of rental PREP systems and FPU SCREEN systems, the resources required to further develop its marketing and sales capabilities domestically and internationally, the timing and outcome of its PMA for SCREEN, the resources required to expand manufacturing capacity and the extent to which the Company's products generate market acceptance and demand. In particular, if the FDA approves the PREP PMA, the Company anticipates that marketing and sales expenditures for the PREP market launch for gynecological uses in the United States, capital expenditures associated with placements of PREP rental units, and expenditures related to manufacturing and other administrative costs will increase significantly. There can be no assurance that the Company will not require additional financing or will not in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's business, financial condition and results of operations.


CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS

This report contains forward looking statements which are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's operating results and financial condition have varied and may in the future vary significantly depending on a number of factors. The statements contained in this report which are not strictly historical information, including, without limitation, statements regarding the receipt of regulatory approvals, implementation of the Company's full-scale marketing and sales activities, management's plans and objectives for future operations, product plans and performance, management's assessment of market factors, as well as statements regarding the strategy and plans of the Company, constitute forward looking statements which involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. These factors include the Company's early stage of development and limited sales to date, uncertainty of FDA approval of its principal products, uncertainty of market acceptance of the Company's principal products, competition and technological change, history of operating losses and uncertainty of future profitability, dependence on a limited number of products, the possibility of future capital needs and the uncertainty of availability of additional financing, dependence on patents, copyrights, licenses and proprietary rights, risk of third-party claims of infringement, extensive government regulation, dependence on third-party reimbursement, international sales and operations risks, limited marketing and sales resources, risk associated with product liability claims, limited number of potential customers, limited manufacturing experience, and dependence on single or limited-source suppliers. Such factors, among others, are described in greater detail in Exhibit 99.1 to the Company's Annual Report on Form 10-K (File No. 0-22885) under the heading "Important Factors Regarding Forward-Looking Statements." These factors may have a material adverse effect upon the Company's business, results of operations and financial conditions. Because of these and other factors, past financial performance should not be considered an indication of future performance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

Not applicable.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS:

Use of proceeds information is provided herewith in connection with the Offering. The Company's Registration Statement on Form S-1 (File No. 333-30227) was declared effective by the Securities and Exchange Commission on September 4, 1997. The first closing for the Offering was held on September 10, 1997 and a second overallotment closing was held on October 10, 1997. The Offering has terminated.

In the aggregate the Company sold in its two closings 3,125,000 shares (with an aggregate offering price to the public of $31,250,000) out of the 3,565,000 shares of Common Stock (with an aggregate offering price of $35,650,000) registered in the Offering. The managing underwriters of the Offering were SBC Warburg Dillon Read Inc. and UBS Securities.

In connection with the Offering, the Company incurred the following expenses through March 31, 1998: underwriting discounts and commissions of $2,187,000 and other expenses of $1,169,339. After expenses incurred through March 31, 1998, the Company's net proceeds from the Offering were $27,893,661 as of March 31, 1998. From September 5, 1997 (the effective date of the Company's Registration Statement on Form S-1) through March 31, 1998, the amount of net offering proceeds used by the Company was as follows: $1,044,785 for purchases of machinery and equipment, $4,257,417 to fund current operations (of which $899,027 was paid to officers of the Company), $356,971 for working capital purposes, and the remaining $22,234,488 was invested in short-term securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

Not applicable.

ITEM 5. OTHER INFORMATION:

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)      Exhibits. See exhibit index on page 12
(b)      Reports on Form 8-K.  None

                                 AUTOCYTE, INC.
                                    FORM 10-Q
                                 MARCH 31, 1998



                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              AUTOCYTE, INC.


DATE:  May 12, 1998                   BY: /s/ William O. Green
                                          ---------------------
                                              William O. Green
                                              Duly Authorized Officer and
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

         27       Financial Data Schedule (for EDGAR filing purposes only)