Form 10-Q
period 1998-06-30
AUTOCYTE INC
filed 1998-08-12
CIK 1041426

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)
           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

                                       OR

           () TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from        to
                                                ------    ------

                         Commission file number 0-22885



                                 AUTOCYTE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                       56-1995728
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


780 Plantation Drive, Burlington, North Carolina                  27215
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


                                 (336) 222-9707
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

The number of shares outstanding of each of the issuer's classes of common stock as of

                    Class                    Outstanding at August 7, 1998
                    -----                    -----------------------------
         Common Stock, $.01 par value                  12,680,099

                                 AUTOCYTE, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).........................................2

   Condensed consolidated balance sheets
        June 30, 1998 and December 31, 1997.............................................................2

   Condensed consolidated statements of operations
        Three months ended June 30, 1998 and 1997; Six months
        ended June 30, 1998 and 1997....................................................................3

   Condensed consolidated statements of cash flows
        Six months ended June 30, 1998 and 1997.........................................................4

   Notes to condensed consolidated financial statements
        June 30, 1998...................................................................................5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...........6

Item 3. Quantitative and Qualitative Disclosures About Market Risk.....................................10


PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds......................................................10

Item 4. Submission of Matters to a Vote of Security Holders............................................11

Item 6. Exhibits and Reports on Form 8-K...............................................................11

Signatures.............................................................................................12

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

                                 AUTOCYTE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  JUNE 30,          DECEMBER 31,
                                                                                    1998                1997
                                                                                ------------        ------------
                                                                                 (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                     $ 23,317,229        $ 28,655,082
  Accounts receivable, net                                                         1,459,570             906,154
  Inventory                                                                        2,828,350           2,191,995
  Other current assets                                                               368,280             415,248
                                                                                ------------        ------------
     Total current assets                                                         27,973,429          32,168,479

Property and equipment, net                                                        2,462,216           2,018,142
Goodwill                                                                           2,759,375           2,834,375

                                                                                ------------        ------------
     Total assets                                                               $ 33,195,020        $ 37,020,996
                                                                                ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                              $  1,500,264        $  1,129,016
  Accrued expenses                                                                   759,113             815,998
                                                                                ------------        ------------
     Total current liabilities                                                     2,259,377           1,945,014

Long-term liabilities                                                                 44,731              48,768

Stockholders' equity:
   Common stock, $0.01 par value; 20,650,000 shares
     authorized; 12,678,055 and 12,505,412 shares issued and
     outstanding at June 30, 1998 and December 31, 1997,
     respectively                                                                    126,781             125,054
   Additional paid-in capital                                                     49,586,802          49,553,302
   Deferred compensation                                                          (2,311,898)         (2,743,280)
   Accumulated deficit                                                           (16,510,773)        (11,907,862)
                                                                                ------------        ------------
     Total stockholders' equity                                                   30,890,912          35,027,214
                                                                                ------------        ------------

     Total liabilities and stockholders' equity                                 $ 33,195,020        $ 37,020,996
                                                                                ============        ============


See accompanying notes to condensed consolidated financial statements.

                                 AUTOCYTE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                        JUNE 30,                            JUNE 30,
                                                 1998              1997              1998              1997
                                             ------------------------------------------------------------------
Net sales                                    $  1,202,441      $    515,298      $  2,279,518      $    898,695
Cost of goods sold                                804,393           421,099         1,481,306           767,865
                                             ------------------------------------------------------------------
  Gross Profit                                    398,048            94,199           798,212           130,830

Operating expenses:
  Research and development                      1,229,050         1,116,374         2,273,333         2,310,482
  Selling, general and administrative           1,839,932         1,823,791         3,841,632         3,112,976
                                             ------------------------------------------------------------------
                                                3,068,982         2,940,165         6,114,965         5,423,458
                                             ------------------------------------------------------------------
Operating loss                                 (2,670,934)       (2,845,966)       (5,316,753)       (5,292,628)
Interest income                                   343,540            95,490           721,672           203,659
Interest expense                                   (3,224)       (1,475,142)           (7,831)       (1,475,142)
                                             ------------------------------------------------------------------
Net loss                                     $ (2,330,618)     $ (4,225,618)     $ (4,602,912)     $ (6,564,111)
                                             ==================================================================

Net loss per common share (basic and
diluted)                                     $      (0.18)     $      (0.99)     $      (0.36)     $      (1.53)
                                             ============      ============      ============      ============

Weighted-average common
 shares outstanding                            12,670,210         4,279,389        12,637,903         4,279,389
                                             ============      ============      ============      ============


     See accompanying notes to condensed consolidated financial statements.

                                 AUTOCYTE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                    1998                1997
                                                                                --------------------------------
Net cash used in operating activities                                           $ (4,552,864)       $ (3,946,046)

Cash flows from investing activities:
  Purchases of property and equipment                                               (816,179)           (222,109)
                                                                                --------------------------------
Net cash used in investing activities                                               (816,179)           (222,109)

Cash flows from financing activities:
  Proceeds from the issuance of stock                                                 35,227             100,000
  Reduction in long-term liabilities                                                  (4,037)                 --
                                                                                --------------------------------
Net cash provided by financing activities                                             31,190             100,000

Net decrease in cash and cash equivalents                                         (5,337,853)         (4,068,155)
Cash and cash equivalents at beginning of period                                  28,655,082           9,517,274
                                                                                --------------------------------
Cash and cash equivalents at end of period                                      $ 23,317,229        $  5,449,119
                                                                                ================================


     See accompanying notes to condensed consolidated financial statements.

                                 AUTOCYTE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  June 30, 1998

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

2.   INVENTORY

Inventory consists of the following:

                                                                                  JUNE 30,          DECEMBER 31,
                                                                                    1998                1997
                                                                                --------------------------------
Raw materials                                                                   $    747,775        $    560,297
Finished goods                                                                     2,080,575           1,631,698
                                                                                --------------------------------
                                                                                $  2,828,350        $  2,191,995
                                                                                ================================

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

PREP is a proprietary automated liquid-based sample preparation system that produces slides with a homogeneous layer, or "monolayer," of cervical cells. The Company believes PREP will improve laboratory productivity and significantly reduce interpretation errors by producing cell samples that are clearer, more uniform and easier to interpret than conventional Pap smear samples. PREP is designed to operate both as an independent sample preparation system and in conjunction with SCREEN as part of an integrated cervical cancer screening system.

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

The PREP, SCREEN and Pathology Workstation technologies had been under development by RIAS or other Roche affiliates for several years prior to the acquisition. From 1990 to 1996, Roche invested more than $50 million in the cytology and pathology automation business, including over $30 million since the beginning of 1994. At the time of the acquisition in November 1996, clinical trials for PREP were in progress and had recently begun for SCREEN.

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

The FDA typically seeks to complete its review period for a PMA within 180 days from the date of submission of an amendment requested by the agency. While the FDA review of the PREP PMA amendment may be shorter than 180 days, there can be no assurance that the FDA's review will not take 180 days or longer or that the PREP PMA will be approved within that period or at all.

Following the completion of clinical trials, the Company submitted a PMA for SCREEN to the FDA on July 3, 1998.

In the United States, the Company cannot market PREP for use in preparing cervical cytology-related monolayer slides or SCREEN for screening monolayer slides until the respective PMA approvals are received from the FDA. If such approvals are obtained, the Company intends to focus its marketing efforts on such products for cervical cytology applications. The Company expects to generate a substantial majority of its future revenues from the PREP and SCREEN systems. The Company's long-term revenues and future success are substantially dependent upon its ability to obtain regulatory approval for, and market and commercialize the PREP and SCREEN systems for, cervical cancer screening in the United States and abroad.

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

Future revenues and results of operations may fluctuate significantly from quarter to quarter and will depend upon, among other factors, the timing and outcome of the FDA review of the PREP PMA submission and the SCREEN PMA submission, the extent to which the Company's products gain market acceptance, the timing and volume of sales and rental orders, regulatory and reimbursement matters, introduction of alternative technologies by competitors, pricing of competitive products, and the cost and effect of promotional discounts and marketing programs adopted by the Company.

The Company anticipates that if FDA approval is received to market PREP for gynecological uses, its marketing and sales expenditures will increase significantly. The Company also anticipates that research and development expenses, both in the areas of product enhancement and new product development, and manufacturing expenses will also increase as product commercialization increases. The Company additionally expects to incur compensation expense of $2.3 million as its deferred compensation balance is amortized.

RESULTS OF OPERATIONS

                    Three Months Ended June 30, 1998 and 1997

Revenues for the second quarter of 1998 were $1.2 million, an increase of 133% from $515,000 in the second quarter of 1997. The increase was due to an increase in sales volume of PREP units and related consumables, international SCREEN revenues, and an increase in the volume of Pathology Workstation related sales. The Company's gross margin during the three months ended June 30, 1998 was 33%, an increase from 18% in the corresponding period of 1997. This increase was due primarily to improved margins on PREP products which was caused by the effect of higher sales volume on fixed manufacturing costs as well as lower raw material costs.

Operating expenses for the second quarter of 1998 were $3.1 million, a 7% increase from $2.9 million in the second quarter of 1997. Research and development costs for the second quarter of 1998 were $1.2 million, a 10% increase from $1.1 million in the second quarter of 1997. Selling, general, and administrative costs remained flat at $1.8 million. Operating expenses for the second quarter of 1997 included one-time equity-related compensation expense of $432,000. Exclusive of these one-time charges, operating expenses in the second quarter of 1998 increased 22% from the corresponding period of 1997, due primarily to higher personnel costs as the Company increased its staffing levels to support product commercialization. Additionally, certain of the Company's other administrative expenses increased as a result of becoming a public company, primarily insurance premiums and professional fees.

Interest income for the second quarter of 1998 was $344,000, an increase of 260% from $95,000 in the corresponding quarter of 1997, primarily attributable to the short-term investment of proceeds from the Company's initial public offering in September 1997. Interest expense for the second quarter of 1998 was $3,000, a decrease from $1.5 million in the second quarter of 1997. The significant interest expense in 1997 was due to the one-time, non-cash expense resulting from the issuance of warrants as a commitment fee for a credit agreement between the Company and certain of its principal stockholders.

The net loss for the second quarter of 1998 was $2.3 million, a decrease of $1.9 million from the second quarter of 1997 loss of $4.2 million. Net loss per share was $0.18, a decrease from a net loss per share of $0.99 in the second quarter of 1997. (See Footnote 3 of the Condensed Consolidated Financial Statements with respect to the effect of Financial Accounting Standards Board Statement No. 128, "Earnings Per Share.")

                     Six Months Ended June 30, 1998 and 1997

Revenues for the six months ended June 30, 1998 were $2.3 million, an increase of 154% from $899,000 during the corresponding period of 1997. The increase was due to an increase in sales volume of PREP units and related consumables, international SCREEN revenues, and an increase in the volume of

Pathology Workstation related sales. The Company's gross margin during the six months ended June 30, 1998 was 35%, an increase from 15% in the corresponding period of 1997. This increase was due primarily to improved margins on PREP products which was caused by the effect of higher sales volume on fixed manufacturing costs as well as lower raw material costs.

Operating expenses for the six months ended June 30, 1998 were $6.1 million, an increase of 13% from $5.4 million during the corresponding period of 1997. Research and development costs remained flat at $2.3 million. Selling, general and administrative costs increased $729,000 from the corresponding period of 1997, due primarily to higher personnel costs as the Company increased its staffing levels to support product commercialization. Additionally, certain of the Company's other administrative expenses increased as a result of becoming a public company, primarily insurance premiums and professional fees.

The net loss for the six months ended June 30, 1998 was $4.6 million, a decrease of $2.0 million from $6.6 million in the corresponding period of 1997. Net loss per share for the period was $0.36, a decrease from a net loss per share of $1.53 in the corresponding period of 1997. (See Footnote 3 of the Condensed Consolidated Financial Statements with respect to the effect of Financial Accounting Standards Board Statement No. 128, "Earnings Per Share.")

LIQUIDITY AND CAPITAL RESOURCES

Since its formation on October 24, 1996, the Company's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $16.5 million as of June 30, 1998. The Company has funded its operations primarily through the private placement and public sale of equity securities, resulting in net proceeds of $38.0 million, and limited product sales. As of June 30, 1998, the Company had cash and cash equivalents of $23.3 million.

Cash used in the Company's operations was $4.6 million during the six months ended June 30, 1998 and $3.9 million during the corresponding period of 1997. Negative operating cash flow during both periods was caused primarily by operating losses. The Company's capital expenditures were $816,000 during the six months ended June 30, 1998 and $222,000 during the corresponding period of 1997, with the increase primarily attributable to the purchase of PREP units for rental and demonstration purposes. The Company has no material commitments for capital expenditures.

The Company believes that existing cash and anticipated additional debt and lease financing for rental placements of PREP and FPU placements of SCREEN (if and when FDA approval is received) will be sufficient to enable the Company to meet its future cash obligations through 1999. The Company's future liquidity and capital requirements will depend upon numerous factors, including the timing and outcome of the FDA review of the PREP PMA submission and the SCREEN PMA submission, the availability of financing for the Company's anticipated equipment lease and rental programs, the level of placements of rental PREP systems and FPU SCREEN systems, the resources required to further develop its marketing and sales capabilities domestically and internationally, the resources required to expand manufacturing capacity and the extent to which the Company's products generate market acceptance and demand. In particular, if the FDA approves the PREP PMA, the Company anticipates that marketing and sales expenditures for the PREP market launch for gynecological uses in the United States, capital expenditures associated with placements of PREP rental units, and expenditures related to manufacturing and other administrative costs will increase significantly. There can be no assurance that the Company will not require additional financing or will not in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

In connection with the Offering, the Company incurred the following expenses through June 30, 1998: underwriting discounts and commissions of $2,187,000 and other expenses of $1,169,339. After expenses incurred through June 30, 1998, the Company's net proceeds from the Offering were $27,893,661 as of June 30, 1998. From September 5, 1997 (the effective date of the Company's Registration Statement on Form S-1) through June 30, 1998, the amount of net offering proceeds used by the Company was as follows: $1,471,244 for purchases of machinery and equipment, $6,134,216 to fund current operations (of which

$1,205,771 was paid to officers of the Company), $970,365 for working capital purposes, and the remaining $19,317,836 was invested in short-term securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Annual Meeting of Stockholders held on May 28, 1998, the Company's stockholders voted as follows:

(a) To reelect James B. Powell, M.D., to the Board of Directors, for a three-year term.

     Nominee                    Vote "FOR"                Vote Withheld
James B. Powell, M.D.           12,314,589                    8,565

There were no broker non-votes or abstentions with respect to this matter.

The terms in office of Richard A. Charpie, Robert E. Curry, Thomas P. Mac Mahon and Susan E. Whitehead continued after the meeting.

(b) To ratify the selection by the Board of Directors of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1998.

     Total Vote For the Proposal:                         12,311,774
     Total Vote Against the Proposal:                          3,550
     Abstentions:                                              7,830
     Broker Non-Votes:                                       148,188

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

(a)  Exhibits. See exhibit index on page 12
(b)  Reports on Form 8-K.  None

                                 AUTOCYTE, INC.
                                    FORM 10-Q
                                  JUNE 30, 1998




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             AUTOCYTE, INC.


DATE: August 12, 1998                        BY: /s/ William O. Green
                                                 -------------------------------
                                             William O. Green
                                             Duly Authorized Officer and
                                             Principal Financial Officer

                                  EXHIBIT INDEX

Number       Description
------       -----------
10.1         Lease Agreement dated June 12, 1998 by and between Carolina Hosiery
             Mills, Inc. and AutoCyte, Inc. Filed herewith.

10.2+        Supply Agreement dated June 1, 1998 between Technical Precision
             Plastics, Inc. and AutoCyte, Inc. Filed herewith.

10.3+        Supply Agreement dated March 5, 1998 between Tecan AG and AutoCyte,
             Inc. Filed herewith.

27 Financial Data Schedule (for EDGAR filing purposes only). Filed herewith.


--------------------------------------------------------------------------------

+ Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. Omitted information is identified with asterisks in the appropriate places in the agreement.