Form 10-Q
period 1998-09-30
AUTOCYTE INC
filed 1998-11-09
CIK 1041426

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

                                       OR

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______

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
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ---      ---

The number of shares outstanding of each of the issuer's classes of common stock as of

                  Class                         Outstanding at October 31, 1998
                  -----                         -------------------------------
         Common Stock, $.01 par value                    12,683,430

                                 AutoCyte, Inc.

                                      Index



Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements (Unaudited)................................................2

    Condensed consolidated balance sheets
             September 30, 1998 and December 31, 1997..........................................................2

    Condensed consolidated statements of operations
             Three months ended September 30, 1998 and 1997; Nine months ended September 30, 1998 and 1997.................................................................3

    Condensed consolidated statements of cash flows
             Nine months ended September 30, 1998 and 1997.....................................................4

    Notes to condensed consolidated financial statements
             September 30, 1998................................................................................5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.................6


Part II.  Other Information

Item 2.  Changes in Securities and Use of Proceeds............................................................12

Item 6.  Exhibits and Reports on Form 8-K.....................................................................12


Signatures....................................................................................................13

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements:

                                 AutoCyte, Inc.
                      Condensed Consolidated Balance Sheets

                                                                      September 30,      December 31,
                                                                           1998              1997
                                                                      -------------      ------------
                                                                        (Unaudited)
Assets
Current assets:
     Cash and cash equivalents                                        $ 21,306,561       $ 28,655,082
     Accounts receivable, net                                            1,211,941            906,154
     Inventory                                                           3,204,944          2,191,995
     Other current assets                                                  460,124            415,248
                                                                      ------------       ------------
       Total current assets                                             26,183,570         32,168,479

Property and equipment, net                                              2,855,754          2,018,142
Goodwill                                                                 2,721,875          2,834,375

                                                                      ------------       ------------
       Total assets                                                   $ 31,761,199       $ 37,020,996
                                                                      ============       ============

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable                                                 $  1,084,348       $  1,129,016
     Accrued expenses                                                      678,044            815,998
     Deferred revenue                                                      912,272               --
                                                                      ------------       ------------
       Total current liabilities                                         2,674,664          1,945,014

Long-term liabilities                                                      112,230             48,768

Stockholders' equity:
     Common stock, $0.01 par value; 20,650,000 shares
        authorized; 12,681,227 and 12,505,412 shares issued and
        outstanding at September 30, 1998 and December 31, 1997,
        respectively                                                       126,812            125,054
     Additional paid-in capital                                         49,588,610         49,553,302
     Deferred compensation                                              (2,096,207)        (2,743,280)
     Accumulated deficit                                               (18,644,910)       (11,907,862)
                                                                      ------------       ------------
       Total stockholders' equity                                       28,974,305         35,027,214
                                                                      ------------       ------------

       Total liabilities and stockholders' equity                     $ 31,761,199       $ 37,020,996
                                                                      ============       ============


See accompanying notes to condensed consolidated financial statements.

                                 AutoCyte, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                 Three months ended                    Nine months ended
                                                    September 30,                        September 30,
                                                1998              1997               1998               1997
                                            ------------       -----------       ------------       -----------
Net sales                                   $  1,223,387       $   823,015       $  3,502,905       $ 1,721,710
Cost of goods sold                               684,812           621,379          2,166,118         1,389,244
                                            ------------       -----------       ------------       -----------
     Gross Profit                                538,575           201,636          1,336,787           332,466

Operating expenses:
   Research and development                    1,129,682         1,085,082          3,403,015         3,395,563
   Selling, general and administrative         1,850,748         1,508,383          5,692,380         4,621,358
                                            ------------       -----------       ------------       -----------
                                               2,980,430         2,593,465          9,095,395         8,016,921
                                            ------------       -----------       ------------       -----------
Operating loss                                (2,441,855)       (2,391,829)        (7,758,608)       (7,684,455)
Interest income                                  311,623           141,149          1,033,295           344,808
Interest expense                                  (3,905)             (288)           (11,736)       (1,475,430)
                                            ------------       -----------       ------------       -----------
Net loss                                    $ (2,134,137)      $(2,250,968)      $ (6,737,049)      $(8,815,077)
                                            ============       ===========       ============       ===========

Net loss per common share (basic and
diluted)                                    $      (0.17)      $     (0.34)      $      (0.53)      $     (1.75)
                                            ============       ===========       ============       ===========

Weighted-average common
 shares outstanding                           12,681,092         6,535,154         12,651,204         5,039,573
                                            ============       ===========       ============       ===========


See accompanying notes to condensed consolidated financial statements.

                                 AutoCyte, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                  Nine months ended
                                                                    September 30,
                                                              1998               1997
                                                          ------------       ------------
Net cash used in operating activities                     $ (6,006,398)      $ (5,839,449)

Cash flows from investing activities:
   Purchases of property and equipment                      (1,442,647)          (577,168)
                                                          ------------       ------------
Net cash used in investing activities                       (1,442,647)          (577,168)

Cash flows from financing activities:
   Proceeds from the issuance of stock                          37,062         27,840,461
   Increase in long-term liabilities                            63,462               --
                                                          ------------       ------------
Net cash provided by financing activities                      100,524         27,840,461

Net (decrease)/increase in cash and cash equivalents        (7,348,521)        21,423,844
Cash and cash equivalents at beginning of period            28,655,082          9,517,274
                                                          ------------       ------------
Cash and cash equivalents at end of period                $ 21,306,561       $ 30,941,118
                                                          ============       ============


See accompanying notes to condensed consolidated financial statements.

                                 AutoCyte, Inc.
        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 1998

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

2. Inventory

Inventory consists of the following:

                    September 30,   December 31,
                        1998            1997
                    -------------   ------------
Raw materials       $1,530,715      $  560,297
Finished goods       1,674,229       1,631,698
                    ----------      ----------
                    $3,204,944      $2,191,995
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

PREP is a proprietary automated liquid-based preparation ("LBP") system that produces slides with a homogeneous layer, or "monolayer," of cervical cells. The Company believes PREP will improve laboratory productivity and significantly reduce interpretation errors by producing cell samples that are clearer, more uniform and easier to interpret than conventional Pap smear samples. PREP is designed to operate both as an independent sample preparation system and in conjunction with SCREEN as part of an integrated cervical cancer screening system.

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

In September 1997, the Company completed an initial public offering of 3.1 million shares of $0.01 par value Common Stock (the "Offering"). The Offering price was $10 per common share resulting in proceeds to the Company, net of underwriters discount and offering expenses of approximately $27.9 million.

The PREP clinical trials were jointly designed with the FDA to determine the ability of PREP to separate patients with abnormal cervical conditions from those with normal conditions. Following completion of clinical trials for gynecological applications, the Company submitted a premarket approval application ("PMA") for PREP to the United States Food and Drug Administration ("FDA") on May 12, 1997, which was accepted for substantive review by the FDA on June 11, 1997. Upon accepting the PREP PMA for substantive review, the FDA informed the Company that the PMA would not be submitted to its Medical Devices Advisory Panel for review since information in the PMA substantially duplicated information previously reviewed by the panel in a PMA submitted by a different company relating to an alternative monolayer slide preparation product.

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

In September 1998, the FDA requested additional information to clarify PREP's ability to differentiate various levels of cervical disease. The Company believes this additional request is intended to address the concerns raised by a series of citizen's petitions which were filed with the FDA relating to Cytyc Corporation's ThinPrep product, a competing LBP. The Company is currently preparing the additional information requested by the FDA, and expects to amend the PREP PMA by approximately the end of November 1998.

Following the completion of clinical trials, the Company submitted a PMA for SCREEN to the FDA on July 6, 1998. The SCREEN PMA was accepted for review on August 31, 1998 and is currently under active review by the FDA.

The FDA typically seeks to complete its review period for a PMA or a PMA amendment requested by the agency within 180 days from the date of submission. While the FDA review of the PREP PMA amendment or the SCREEN PMA may be shorter than 180 days, there can be no assurance that the FDA's review will not take 180 days or longer or that the PREP PMA or the SCREEN PMA will be approved within that period or at all.

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

The Company anticipates that if FDA approval is received to market PREP for gynecological uses, its marketing and sales expenditures will increase significantly. The Company also anticipates that research and development expenses, both in the areas of product enhancement and new product development, and manufacturing expenses will also increase as product commercialization increases. The Company additionally expects to incur compensation expense of $2.1 million as its deferred compensation balance is amortized.


Results of Operations

                 Three Months Ended September 30, 1998 and 1997

Revenues for the third quarter of 1998 were $1.2 million, an increase of 49% from $823,000 in the third quarter of 1997. The increased revenues were due to an increase in Pathology Workstation related sales, partially offset by a decrease in PREP and SCREEN sales. Included in Pathology Workstation revenues in the third quarter of 1998 was $335,000 of revenue recognized pursuant to a world-wide distribution agreement for ImageTiter(R), the Company's product which enables the quantitative assessment of anti-nuclear antibodies in a patient's blood specimen. The Company's gross margin during the three months ended September 30, 1998 was 44%, an increase from 24% in the corresponding period of 1997. This increase was due to improved margins on Pathology Workstation products which primarily resulted from the high margin on the ImageTiter(R) distribution agreement revenue. The Company does not anticipate that Pathology Workstation revenues will continue to increase at the rate experienced in the third quarter of 1998.

Operating expenses for the third quarter of 1998 were $3.0 million, a 15% increase from $2.6 million in the third quarter of 1997. Research and development costs during the quarter remained flat at $1.1 million. Selling, general, and administrative costs for the third quarter of 1998 were $1.9 million, a 23% increase from $1.5 million in the third quarter of 1997, due primarily to higher costs as the Company increased staffing levels and other expenditures to support product commercialization in anticipation of receipt of FDA approval for PREP.

Interest income for the third quarter of 1998 was $312,000, an increase of 121% from $141,000 in the corresponding quarter of 1997, primarily attributable to the investment of proceeds from the Company's initial public offering in September 1997.

The net loss for the third quarter of 1998 was $2.1 million, a decrease from the third quarter of 1997 loss of $2.3 million. Net loss per share was $0.17, a decrease from a net loss per share of $0.34 in the third quarter of 1997. (See Footnote 3 of the Condensed Consolidated Financial Statements with respect to the effect of Financial Accounting Standards Board Statement No. 128, "Earnings Per Share.")

                  Nine Months Ended September 30, 1998 and 1997

Revenues for the nine months ended September 30, 1998 were $3.5 million, an increase of 104% from $1.7 million during the corresponding period of 1997. The increase was due to an increase in sales volume of PREP units and related consumables and an increase in Pathology Workstation related sales. The Company's gross margin during the nine months ended September 30, 1998 was 38%, an increase from 19% in the corresponding period of 1997. This increase was due primarily to improved margins on PREP and Pathology Workstation products which was caused by the effect of higher sales volume on fixed manufacturing costs, lower raw material costs and the high margins on the ImageTiter(R) distribution agreement revenue. The Company does not anticipate that Pathology Workstation revenues will continue to increase at the rate experienced in the third quarter of 1998.

Operating expenses for the nine months ended September 30, 1998 were $9.1 million, an increase of 14% from $8.0 million during the corresponding period of 1997. Research and development costs during the period remained flat at $3.4 million. Selling, general and administrative costs increased $1.1 million from the corresponding period of 1997, due primarily to higher costs as the Company increased staffing levels and other expenditures to support product commercialization in anticipation of receipt of FDA approval for PREP.

Interest income for the nine months ended September 30, 1998 was $1.0 million, an increase of 200% from $345,000 in the corresponding period of 1997, primarily attributable to the investment of proceeds from the Company's initial public offering in September 1997. Interest expense for the nine months ended September 30, 1998 was $12,000, a decrease from $1.5 million in the corresponding period of 1997. The significant interest expense in 1997 was due to the one-time, non-cash expense resulting from the issuance of warrants as a commitment fee for a credit agreement between the Company and certain of its principal stockholders.

The net loss for the nine months ended September 30, 1998 was $6.7 million, a decrease of $2.1 million from $8.8 million in the corresponding period of 1997. Net loss per share for the period was $0.53, a decrease from a net loss per share of $1.75 in the corresponding period of 1997. (See Footnote 3 of the Condensed Consolidated Financial Statements with respect to the effect of Financial Accounting Standards Board Statement No. 128, "Earnings Per Share.")


Liquidity and Capital Resources

Since its formation on October 24, 1996, the Company's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $18.6 million as of September 30, 1998. The Company has funded its operations primarily through the private placement and public sale of equity securities, resulting in net proceeds of $38.0 million, and limited product sales. As of September 30, 1998, the Company had cash and cash equivalents of $21.3 million.

Cash used in the Company's operations was $6.0 million during the nine months ended September 30, 1998 and $5.8 million during the corresponding period of 1997. Negative operating cash flow during both periods was caused primarily by operating losses. The Company's capital expenditures were $1,443,000 during the nine months ended September 30, 1998 and $577,000 during the corresponding period of 1997, with the increase primarily attributable to the purchase of PREP units for rental and demonstration purposes. The Company has no material commitments for capital expenditures.

The Company believes that existing cash and anticipated additional debt and lease financing for internal use assets, rental placements of PREP and FPU placements of SCREEN (if and when FDA approval is received) will be sufficient to enable the Company to meet its future cash obligations through mid 2000. The Company's future liquidity and capital requirements will depend upon numerous factors, including the timing and outcome of the FDA review of the PREP PMA submission and the SCREEN PMA submission, the availability of financing for the Company's anticipated equipment lease and rental programs, the level of placements of rental PREP systems and FPU SCREEN systems, the resources required to further develop its marketing and sales capabilities domestically and internationally, the resources required to expand manufacturing capacity and the extent to which the Company's products generate market acceptance and demand. In particular, if the FDA approves the PREP PMA, the Company anticipates that marketing and sales expenditures for the PREP market launch for gynecological uses in the United States, capital expenditures associated with placements of PREP rental units, and expenditures related to manufacturing and other administrative costs will increase significantly. There can be no assurance that the Company will not require additional financing or will not in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's business, financial condition and results of operations.

Year 2000 Readiness

The Company has established a task force comprised of experienced personnel from all functional areas of the Company to determine the impact the Year 2000 problem will have on its operations. The task force's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers and suppliers are fully supported before, during and after January 1, 2000. The task force is focusing its efforts on five key areas: products and customers, information technology ("IT") systems, vendors and service providers, telecommunications, and facilities, including non-IT systems. The Company is well underway with these efforts, and anticipates achieving Year 2000 Readiness, including the development of a contingency plan, by September 30, 1999.

All shipments of PREP units made subsequent to September 1, 1998 are Year 2000 compliant, and the Company is upgrading non-compliant units in the field in conjunction with routine preventative maintenance visits. The Company is currently evaluating its Pathology Workstation products and believes that these products will be compliant by the end of 1998. The Company expects to complete its assessment of SCREEN by the end of 1998. The Company believes that the majority of its internal systems are Year 2000 compliant, and has initiated correspondence with significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems could effect the Company's operations. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that systems of other companies on which the Company relies will be converted on a timely basis and will not have a material effect on the Company, or that the Company will ever achieve Year 2000 Readiness. The Company is dependent on certain sole source suppliers. Failure on the part of those suppliers to become Year 2000 compliant could affect the ability of the Company to obtain product from those suppliers and could adversely affect operations and financial results. To-date, the Company has not incurred material costs in addressing the Year 2000, and the remaining costs of the Year 2000 initiatives are not expected to be material to the Company's results of operation or financial position.

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

In connection with the Offering, the Company incurred the following expenses through September 30, 1998: underwriting discounts and commissions of $2,187,000 and other expenses of $1,169,339. After expenses incurred through September 30, 1998, the Company's net proceeds from the Offering were $27,893,661 as of September 30, 1998. From September 5, 1997 (the effective date of the Company's Registration Statement on Form S-1) through September 30, 1998, the amount of net offering proceeds used by the Company was as follows: $2,097,712 for purchases of machinery and equipment including customer rental assets, $7,782,227 to fund current operations (of which $1,480,539 was paid to officers of the Company), $775,887 for working capital purposes, and the remaining $17,237,835 was invested in short-term securities.


Item 6.  Exhibits and Reports on Form 8-K:

(a)      Exhibits. See exhibit index on page 14
(b)      Reports on Form 8-K.  None

                                 AUTOCYTE, INC.
                                    FORM 10-Q
                               September 30, 1998



                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     AUTOCYTE, INC.


DATE:  November 9, 1998                              BY: /s/ William O. Green
                                                        ---------------------
                                                     William O. Green
                                                     Duly Authorized Officer and
                                                     Principal Financial Officer

                                  EXHIBIT INDEX


Number             Description
------             -----------
10.1               Lease Agreement dated July 8, 1998 by and between Laboratory
                   Corporation of America (TM) Holdings and AutoCyte, Inc. Filed herewith.

27                 Financial Data Schedule (for EDGAR filing purposes only).
                   Filed herewith.


--------------------------------------------------------------------------------