Form 10-K
period 1998-12-31
AUTOCYTE INC
filed 1999-03-24
CIK 1041426

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

   (Mark One)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____________ to ____________

                         COMMISSION FILE NUMBER 0-22885
                            ------------------------

                                 AUTOCYTE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      56-1995728
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

             780 PLANTATION DRIVE, BURLINGTON, NORTH CAROLINA 27215 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)

                                 (336) 222-9707
              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $0.01 PAR VALUE
                             (TITLE OF EACH CLASS)

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

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 22, 1999 was: $19,637,747

     There were 12,785,044 shares of the registrant's Common Stock outstanding as of March 22, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement of the Registrant for the Registrant's 1999 Annual Meeting of Shareholders to be held on May 26, 1999, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year of December 31, 1998, are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     The discussion included in this section as well as elsewhere in the Annual Report on Form 10-K may contain forward-looking statements based on current expectation of the Company's management. Such statements are subject to risks and uncertainties that could cause actual results to differ from those projected. See "Important Factors Regarding Forward-Looking Statements" attached hereto as Exhibit 99.1 and incorporated by reference into this Form 10-K. Readers are cautioned not to place undue reliance on the forward looking statements, which speak only as the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

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

     PREP is a proprietary automated liquid-based cytology sample preparation system that produces slides with a homogeneous layer, or "thin-layer," of cervical cells. The Company believes PREP will improve laboratory productivity and reduce interpretation errors by producing cell samples that are clearer, more uniform and easier to interpret than conventional Pap smear samples. PREP is designed to operate both as an independent sample preparation system and in conjunction with SCREEN as part of an integrated diagnostic system.

     SCREEN is an automated image analysis system which combines proprietary imaging technology and classification software with off-the-shelf computer hardware to screen thin-layer slides prepared using the PREP system. SCREEN is designed to be an interactive support tool for the cytology professional in the primary screening of cervical cells and may serve quality control and adjunctive testing purposes. By designing PREP and SCREEN to function together, AutoCyte has developed a system which the Company believes will operate with higher throughput and greater diagnostic sensitivity than the conventional Pap smear test and other cervical cancer screening systems.

CERVICAL CANCER SCREENING MARKET

     Cervical cancer is the second most common form of cancer among women throughout the world. The World Health Organization estimates that worldwide there were approximately 525,000 new cases of cervical cancer and approximately 247,000 deaths attributable to the disease in 1996. The American Cancer Society estimates that, in the United States alone, approximately 12,800 new cases of cervical cancer will be diagnosed and 4,800 women will die of cervical cancer in 1999. The factors associated with the development of cervical cancer are believed to include sexual activity at an early age, multiple sexual partners, a history of sexually transmitted disease and cigarette smoking. Recent studies have also indicated that cervical cancer is linked to the presence of certain strains of Human Papillomavirus ("HPV").

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

     After assessing sample adequacy, the cytotechnologist manually screens each usable slide using a microscope to differentiate diseased or abnormal cells from normal cells based on size, shape and structural details of the cells and their nuclei. Typically, each conventional Pap smear slide is then classified in accordance with the Bethesda System for Reporting Cervical/Vaginal Cytological Diagnoses (the "Bethesda

System"). The following table summarizes the Bethesda System classification and other characteristics of all conventional Pap smear slides prepared annually in the United States:

                                 APPROXIMATE                    PRECANCEROUS/       CLINICAL
BETHESDA SYSTEM CLASSIFICATION    INCIDENCE    INTERPRETATION     CANCEROUS          ACTION
------------------------------   -----------   --------------   -------------   -----------------
Negative.......................       92%      Normal           Not Cancerous   Continued Regular
                                                                                Testing
Atypical Squamous Cells of             5%      Equivocal        Undetermined    Repeat Testing/
  Undetermined                                                                  Colposcopy/Biopsy
  Significance/Atypical
  Glandular
  Cells of Undetermined
  Significance ("ASCUS/AGUS")..
Low-grade Squamous                     2%      Abnormal         Precancerous    Colposcopy/Biopsy
  Intraepithelial Lesion
  ("LSIL").....................
High-grade Squamous                   <1%      Abnormal         Precancerous    Colposcopy/Biopsy
  Intraepithelial Lesion
  ("HSIL").....................
Carcinoma......................       <1%      Abnormal         Cancerous       Colposcopy/Biopsy

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

  Detection and Interpretation Errors

     The process of manually screening and interpreting a conventional Pap smear is complex and tedious, which can lead to detection and interpretation errors. Cytotechnologists typically review between 50 and 100 Pap smear slides per day. The review process requires intense visual examination through a microscope of the slide sample, each of which typically contains 50,000 to 300,000 cervical cells. This review process is prone to error because of the complexity of properly evaluating and categorizing subtle changes in the size and/or shape of cells and their nuclei. The diagnostic cells can often be obscured by cell clumping and the presence of debris, which increases the possibility that some percentage of cells, including abnormal cells, will be missed.

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

THE AUTOCYTE SOLUTION

     AutoCyte is the first company to develop an integrated sample preparation and screening system for cervical cancer intended to address the limitations inherent in the conventional Pap smear process. PREP is a proprietary, automated, liquid-based cytology sample preparation system that produces slides with a thin and uniform layer of cervical cells. PREP is designed to operate both as an independent sample preparation system and in conjunction with SCREEN as part of an integrated diagnostic system. SCREEN is an automated image analysis system which combines proprietary imaging technology and classification software with off-the-shelf computer hardware to screen thin-layer slides prepared using the PREP system. SCREEN is designed to be an interactive support tool for the cytology professional in the primary screening of cervical cells, but may also support quality control and adjunctive testing applications. The Company's Pathology Workstation product line further integrates AutoCyte's product offerings into tools for data handling of cytology and pathology images, and tools for determining prognosis of disease from cytology and pathology specimens.

  The AutoCyte PREP System

     The Company's PREP system consists of a proprietary preservative fluid and reagents, plastic disposables and automated equipment for preparing a thin-layer of cervical cells on the microscope slide. The PREP slide process begins with the clinician taking a patient's cervical sample using a conventional collection device. The clinician then immediately places the collection device in a vial containing the Company's proprietary CytoRich preservative fluid, thereby retaining virtually all of the cells from the collection device. After receiving the vial from the clinician, the laboratory thoroughly mixes the sample, generating a randomized cell suspension, which is then removed from the vial and layered onto a proprietary liquid density reagent in a plastic centrifuge tube using either the Company's patented disaggregation syringe device or, commencing in 1999, the more automated PREPMate device described below. Batch centrifugation is then conducted on the cell suspension to remove excess blood, inflammatory cells and other debris from the sample.

     Once centrifugation is completed, the lab technician places the tube containing the separated diagnostic cells onto the automated PREP pipetting station. PREP then distributes the cells in a thin-layer on the microscope slide and discretely stains the slide for subsequent analysis. A PREP slide typically contains between approximately 50,000 and 160,000 diagnostic cells which are distributed uniformly over a 13-mm diameter circle. PREP is currently capable of preparing and discretely staining 48 thin-layer slides in approximately one hour.

     AutoCyte also is currently developing a new automated front-end processor ("PREPMate") that will reduce the number of manual preparation steps required for the PREP system. PREPMate reduces the time required to prepare samples for processing on the PREP instrument.

  PREP Advantages vs. the Conventional Pap Smear Process

     The Company believes that PREP will offer the following advantages over the conventional Pap smear process:

     - More Complete Sample Collection. Because the clinician places the collection device directly into the PREP vial, the entire patient sample is contained in the Company's proprietary preservative fluid. As a result, the subsample on the thin-layer preparation is more representative of the entire patient specimen. Using the conventional Pap smear process, as much as 80% of the cervical sample can be inadvertently discarded after smearing the sample onto the slide.

     - Improved Sample Quality. By eliminating variations in preparation techniques and the fixative spraying step from the sample collection process, PREP virtually eliminates air-drying, generates a more complete fixation and provides a more standardized preparation process in a controlled, laboratory environment. The more uniform cell sample distribution also reduces cell clumping and obscuring by debris. The Company believes that PREP's thin-layer slides provide cytotechnologists with samples that are clearer, more representative and easier to diagnose than conventional Pap smear slides.

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

     - Multiple Testing Capability. Because the Company's proprietary CytoRich preservative system enables the patient sample to be preserved for several months, it permits, if necessary, preparation of several slides from a single sample. The Company believes that the ability to perform additional slide-based tests using a single sample, together with the improved quality of the slide itself, will reduce retesting expenses typically associated with inconclusive Pap smear tests. The residual patient sample may also be used for other diagnostic protocols such as HPV testing, infectious disease testing and application of specific tumor markers.

  PREP Advantages vs. Other Liquid-Based Sample Preparation Systems ("LBPs")

     The Company believes that PREP will offer the following advantages over other LBPs:

     - Improved Sample Quality. The PREP sample is processed through a series of proprietary liquid-based reagents and centrifuge separation techniques designed to "enrich" the sample with a high concentration of diagnostic cells. The only currently FDA approved LBP relies on membrane filtration. The Company believes that its cell enrichment process more effectively controls the incidence of mucus, inflammatory cells and other debris that may reduce the performance of membrane filtration systems. The Company believes that, in populations in which rates of gynecological infection are high, PREP's cell enrichment process will result in a more representative slide sample which should ultimately lead to a reduction in uncertain or incorrect diagnoses.

     - Higher Throughput. PREP has the capacity to produce 48 thin-layer slide preparations in approximately one hour unattended, using a hands-off robotic system that provides higher throughput than other available automated slide preparation systems. In addition to this increased throughput, the PREP processing unit requires less oversight than other automated systems.

     - Improved Cytotechnologist Productivity. The cell circle on a PREP slide is smaller than the cell circle on other available LBPs, yet the number of diagnostic cells is approximately equal. The Company believes that the smaller cell circle, coupled with a lower incidence of infectious agents and inflammatory cells and other debris, should result in faster, more efficient screening by cytology professionals.

     - Familiarity with Sample Preparation Approach. The PREP centrifugation and robotic liquid handling techniques are similar to procedures already in use in clinical laboratories.

     - Automated and Discrete Staining Function. Unlike other LBPs that rely on batch staining using common reservoirs of staining reagents, PREP staining reagents are applied directly to individual slides. Discrete staining offers several benefits, including a reduced risk of cross-contamination among cell samples, less degradation of the staining solution, less staining time and lower costs.

     - Integration with SCREEN. The Company has specifically designed PREP to function with SCREEN, creating an integrated diagnostic tool which the Company believes will operate with higher throughput, greater efficiency and greater diagnostic sensitivity than other systems which do not integrate the slide preparation and screening functions.

  The AutoCyte SCREEN System

     SCREEN is an automated image analysis system which combines proprietary imaging technology and classification software with off-the-shelf computer hardware to screen thin-layer slides prepared using the PREP system. SCREEN is designed to function as an interactive support tool for the cytology professional in the primary screening of cervical cells, but may also serve quality control and adjunctive testing purposes. SCREEN is designed to use a series of proprietary algorithms to independently classify cells and present the cytotechnologist with 120 images of the most diagnostic cells on the sample slide.

     SCREEN is designed to evaluate all areas of the PREP thin-layer slide and presents high-resolution, color images of diagnostic cells in the sample. The cytotechnologist is then able to undertake an independent analysis of these selected cells to interpret each slide. Once the cytotechnologist inputs the image assessment into the computer, SCREEN displays its interpretation for comparison. Unless SCREEN and the cytotechnologist agree that the slide is normal, the slide is referred to a senior cytotechnologist or pathologist for reevaluation. Combining expert human review with unbiased computer interpretation is a fundamental component of the Company's patented SCREEN process.

       SCREEN Advantages vs. the Conventional Pap Smear Process

     The Company believes that its integrated system combining PREP and SCREEN is designed to offer the following advantages over the conventional Pap smear process:

     - Reduced Manual Screening Time. SCREEN reduces the need for traditional manual screening, bringing human-assisted automated detection of abnormality to cytology practice and thereby reducing cytotechnologist fatigue.

     - More Complete Slide Examination on a High Throughput Basis. SCREEN is designed to allow the cytotechnologist to review the thin-layer slide in approximately one-half the time now required for manual screenings of conventional Pap smear slides.

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

     - Reduced Compliance Costs to Clinical Laboratories. CLIA allows thin-layer slides which result in cell dispersion on one-half or less of the total available slide area to be screened at levels higher than the current 100 slide-per-day limit applicable to conventional Pap smear slides.

  SCREEN Advantages vs. Other Automated Screening Processes

     The Company believes that a diagnostic system combining PREP and SCREEN will offer the following advantages over other screening systems recently developed to enhance or replace conventional Pap smear testing:

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

     - Cost-Effective Approach. SCREEN uses an off-the-shelf computer hardware platform which is more flexible and requires less customization than other automated screening devices. The Company believes that SCREEN's open hardware configuration, combined with the utilization of PREP's thin-layer slides, will result in a lower cost per test than other automated screening processes.

AUTOCYTE PRODUCT SYSTEMS

  PREP System

     The PREP system consists of the CytoRich line of proprietary preservatives and reagents, a variety of proprietary plastic disposable components, and the customized PREP instrument. The CytoRich reagents include the preservative fluid, density reagent and multiple stains. The plastic disposables include the preservative vial, a patented disaggregating syringe, a slide settling column and pipette tip. The PREP instrument is a proprietary, computer-controlled robotic pipetting station that has been specifically engineered for preparing and discretely staining PREP thin-layer slides. The instrument can be programmed to apply a variety of different stains. A centrifuge can be provided by the Company as part of the system. The PREP system can prepare up to 48 thin-layer slide preparations in approximately one hour. The resulting slides have a 13-mm diameter circle of cells in a discretely stained thin-layer containing approximately between 50,000 and 160,000 diagnostic cells per slide. The Company holds a number of patents covering certain components of the PREP system and the PREP thin-layer slide preparation process.

     AutoCyte also is currently developing PREPMate, a new automated front-end processor that will reduce the number of steps required for the PREP system. PREPMate reduces the time required to prepare samples for processing on the PREP instrument.

  SCREEN System

     The SCREEN system currently consists of a fully automated microscope, a high capacity slide handler, an ultra high resolution digital color camera, a high performance UNIX-based multi-processor and a high resolution monitor. The SCREEN system uses proprietary cell population histogram analysis software. A mechanical counter built into the SCREEN system allows the Company to monitor the number of slides screened. The SCREEN system has been specifically designed to process thin-layer slides that have been prepared by the PREP system. The SCREEN system can process slides and render slide classifications on a continuous basis without operator involvement. Up to 400 PREP slides may be placed onto the fully automated SCREEN instrument for unattended slide handling, identification and screening. SCREEN currently has the capacity to process, in unattended operation, 160 slides per 24-hour period.

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

     - Cellular and Histological Measurement. AutoCyte QUIC (DNA & Immuno) systems are cellular and histological measurement systems that support objective tumor grading and prognosis by use of quantitating DNA and specific immunohistochemical markers.

     - Telepathology. AutoCyte LINK provides the ability to interactively capture and transfer diagnostic quality images during an online telepathology consultation. The system supports remote consultation, continuing education and access to opinions from experts in pathology subspecialties.

     - ImageTiter(R). AutoCyte ImageTiter(R) enables the quantitative assessment of anti-nuclear antibodies in a patient's blood specimen. This measurement is essential in the evaluation of diseases such as lupus, rheumatoid arthritis and other autoimmune disorders. The patented titration emulation process is applicable to a wide range of fluorescence-based serum antibody measurements.

     The Company is currently marketing Pathology Workstation products through distributors. See "Marketing and Sales." The Company's strategy includes the development of additional applications or modules to run on the proprietary Pathology Workstation platform which support and integrate a systematic approach to diagnostic cytology and pathology. These modules include quantitative DNA analysis, quantitative immunocytochemistry, computer assisted tumor grading, fluorescence measurements, slide mapping and computer supported manual cytology screenings.

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

CLINICAL TRIALS AND REGULATORY STATUS

  Status of PREP System PMA

     The PREP clinical trials were designed by the Company in conformance with the FDA's draft guidelines and reviewed with the FDA to determine the ability of PREP to separate patients with abnormal cervical conditions from those with normal conditions. The clinical trial was a double-blinded, matched-pair study in which a conventional Pap smear and a PREP thin-layer slide derived from the same patient sample were reviewed and compared by different cytotechnologists without knowledge of the other's interpretation. In the clinical trial, the sample collected from the cervix was first smeared on a slide to create a conventional Pap smear. The collection device with residual sample material was then placed in the Company's proprietary CytoRich preservative fluid for later processing of a PREP slide. The two slides, prepared from the same sample, were then used to compare PREP to the conventional Pap smear.

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

     Following completion of clinical trials for gynecological applications, the Company submitted a premarket approval application ("PMA") for PREP to the United States Food and Drug Administration ("FDA") on May 12, 1997, which was accepted for substantive review by the FDA on June 11, 1997. Upon accepting the PREP PMA for substantive review, the FDA informed the Company that the PMA would not require a hearing before its Medical Devices Advisory Panel because information in the PMA substantially duplicated information previously reviewed by the panel in a PMA submitted by a different company relating to an alternative thin-layer slide preparation product.

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

     Meetings with the FDA in July and August 1998 resulted in agreement between the Company and the FDA that additional evaluations would be done to ensure that PREP was able to adequately separate the Bethesda categories of abnormality, especially in the range of low-grade squamous intraepithelial lesions ("LSIL"), high-grade squamous intraepithelial lesions ("HSIL") and invasive cancers. The Company believes this additional request was intended to address the concerns raised by a series of citizens' petitions which were filed with the FDA relating to Cytyc Corporation's ThinPrep(R) product, a competing LBP. To generate the data required, in September 1998 the Company began a spit-sample evaluation using matched AutoCyte PREP and conventional Pap smear slides. In this new evaluation, a more rigorous protocol was used than in the original PMA submission, in that an LSIL interpretation was considered to be an error against a reference interpretation of HSIL. This evaluation was completed in November 1998 and submitted to the FDA as an amendment to the PREP PMA on December 1, 1998.

     In March 1999, the Company received notification from the FDA that the Agency had completed its review of the clinical data in the PREP PMA and considered it to be sufficient. The Company is currently working with the FDA to complete the product labeling and the other final steps in the PMA review process.

     FDA regulations provide that the FDA will review a PMA or a PMA amendment within 180 days from the date of submission. While the FDA review of the PREP PMA amendment submitted on December 1, 1998 may be shorter than 180 days, there can be no assurance that the FDA's review will not take 180 days or longer or that the PREP PMA will be approved within that period or at all.

     In late October 1997, the Company's Burlington, North Carolina manufacturing facility was inspected by the FDA for compliance with the FDA's Quality System ("QS," also known as Good Manufacturing Practice, or "GMP") requirements relating to the PREP product. The Company was notified by the FDA in December 1997 that the facility had no outstanding deficiencies and that it had passed the inspection.

  Status of SCREEN System PMA

     In October 1996, the Company began blinded clinical trials for SCREEN. This clinical trial involved rescreening PREP slides from the PREP clinical trial sites using the SCREEN system and comparing these results with the results from a manual review of the PREP slides. The Company completed this clinical trial for primary screening and submitted a PMA for SCREEN to the FDA on July 6, 1998 that was accepted for substantive review by the FDA on August 31, 1998. On November 24, 1998, the FDA notified the Company that the SCREEN PMA would not be considered further until the PREP PMA was approved. The FDA also raised other issues. On February 18, 1999, the Company met with the FDA to address specific questions regarding SCREEN performance and the SCREEN clinical trial. The Company expects to file a formal amendment to the SCREEN PMA documenting its responses in writing after approval of the PREP PMA is obtained, if the PREP PMA is approved at all.

     FDA regulations provide that the FDA will review a PMA or a PMA amendment within 180 days from the date of submission. While the FDA review of the SCREEN PMA amendment may be shorter than 180 days, there can be no assurance that the FDA's review will not take 180 days or longer or that the SCREEN PMA will be approved within that period or at all.

     In December 1998, the Company's Burlington, North Carolina manufacturing facility was inspected by the FDA for compliance with the FDA's QS requirements relating to the SCREEN product. The Company was notified by the FDA in February 1999 that the facility had no outstanding deficiencies and that it had passed the inspection.

  Supplemental Study with NeoPath

     In March 1999, the Company announced an agreement with NeoPath, Inc. ("NeoPath") to pursue a clinical study to obtain supplemental approval from the FDA to use NeoPath's AutoPap(R) Primary Screening System to screen slides prepared using PREP. There can be no assurance that this clinical study will be completed or that any PMA supplement will be submitted to the FDA or if submitted will be accepted for substantive review or, if accepted, will be approved by the FDA in a timely manner, or at all.

  Pathology Workstation

     The Company has received FDA clearance of a premarket notification ("510(k)") covering ImageTiter, an application for the Pathology Workstation currently being sold by the Company. The Company believes that it may need to obtain 510(k) clearance to market in the United States certain additional Pathology Workstation applications currently being developed.

MARKETING AND SALES

     Automated slide preparation and screening products have recently been introduced into the cervical cancer screening market and the Company expects to benefit from the increased awareness and acceptance of these new technologies. AutoCyte's systems are already in various stages of evaluation and use in major universities and laboratories in several countries. The Company began limited commercial sales of PREP in 1993 and at the end of 1998 had installed 106 PREP systems throughout the world. The first commercial use of both PREP and SCREEN for cervical cancer screening has begun in laboratories in Australia, Hong Kong and Japan.

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

     The principal market for non-gynecological applications of PREP is clinical laboratories worldwide, although these applications are performed in significantly lower quantities than cervical cancer screening applications. Non-gynecological applications for the detection of cancer are performed on body fluids, including urines, respiratory specimens and a variety of fine-needle aspirates of specific organs. PREP is currently being marketed for non-gynecological applications in the United States directly through the Company's own sales force. Foreign distribution partners are marketing PREP for non-gynecological applications outside of the US.

     The principal markets for the Pathology Workstation are pathology and immunology laboratories and pathology research laboratories worldwide. The Company's strategy is to sell Pathology Workstation products through distributors and OEM vendors who will integrate certain of the workstation software into their own products. The Company has entered into an international distribution agreement with Carl Zeiss Jena Gmbh, a major European-based international company engaged in microscope manufacturing and sales, to distribute the Pathology Workstation in the US and Europe. The Company has also entered into an agreement with Dynamic HealthCare, Inc., a leader in the sale of integrated pathology and cytology information systems to hospitals, medical centers and laboratories throughout the US, to supply the AutoCyte Image Management System ("AIMS") as a key component of its CoPath(R) client/server solution for anatomic pathology laboratories. The Company has also entered into an exclusive distribution agreement with Medical and Biological Laboratories Co. ("MBL") to distribute the AutoCyte ImageTiter software system in support of MBL's autoimmune diagnostic reagent offering to laboratories worldwide. MBL will also distribute AutoCyte Pathology Workstation products in Japan, Korea and Taiwan.

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

     Large clinical laboratories. Conventional Pap smear testing has become a concentrated market in the United States. The Company believes that three major clinical laboratories, Laboratory Corporation of America Holdings, Quest Diagnostics, Inc. ("Quest"), formerly known as Corning Clinical Laboratories, Inc., and SmithKline Beecham Clinical Laboratories ("SKB"), account for almost 18 million conventional Pap smears annually. In June 1997, Cytyc entered into a multi-year agreement for the ThinPrep 2000 with Quest, which AutoCyte believes is scheduled to expire at the end of 1999. In February 1999, Quest announced that it was acquiring the clinical laboratory operations of SKB. The acquisition is subject to review by various regulatory authorities and is targeted for completion by September 1999. Other large testing laboratories, which the Company believes perform more than 10 million conventional Pap smears in the United States annually, account for another 20% of the market, concentrating approximately 55% of cervical cancer test volume among a relatively small number of large laboratories. AutoCyte believes that PREP's high throughput and cost-effectiveness will enable the Company to market PREP successfully to this concentrated market segment and that pressures associated with rising health care costs, rising litigation costs and the limited supply of qualified cytotechnologists will facilitate adoption of PREP and SCREEN by the large laboratory market. Large clinical laboratories have used centrifuges and liquid-based analytical techniques for a variety of applications and, accordingly, the Company believes that the familiar nature of its underlying technologies will enable its products to be more readily accepted in the market than products based on other technologies. Due to the concentrated nature of the large clinical laboratory market, the Company believes that a relatively small number of employees will be able to effectively market the Company's systems to these customers.

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

     Third-party payors. To achieve market acceptance for its products, the Company will need to ensure that the use of its products is supported by third-party payors. The Company will promote the clinical and economic benefits of its PREP and SCREEN systems to national managed care providers, major private insurers and other third-party payors. The Company's cervical cancer screening system will initially be more expensive than conventional Pap smear testing on a per test variable cost basis. Because the up-front, direct costs of using the Company's products will be greater than the cost of the conventional Pap smear, the Company will need to convince third-party payors that the overall cost savings to the health care system, resulting from earlier detection of cervical cancer, reduced ASCUS diagnoses and resulting reduction of unnecessary biopsies and colposcopies, and improved specimen adequacy and resulting reduction of unnecessary repeat Pap smears, will more than offset the cost of the Company's products. At least two of the Company's competitors have achieved third-party reimbursement for products that are similar to PREP and SCREEN. See "Third-Party Reimbursement."

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

  Marketing and Sales Organization

     The Company currently employs 23 persons worldwide to market, sell and provide after sale support of its products. The Company anticipates that its worldwide base of employees to market, sell and provide after-sale support of its products will grow to 30 to 35 persons by the end of 1999.

     In the United States, the Company plans to market its cervical cancer screening system through a direct sales force, if PMA approvals are obtained. The majority of the direct sales organization will focus on the laboratory market to achieve appropriate market penetration, acceptance and availability of the Company's products. The Company will also hire a small highly-specialized sales organization which will market to managed care and other third-party payor organizations to achieve appropriate reimbursement levels and to create demand for the products. The Company will also emphasize co-marketing agreements with sales organizations of major reference laboratories to market its products directly to health care providers. The Company will further support the needs of third-party payors, laboratories and individual physicians through development of reimbursement hotlines and cost-effectiveness software models.

     In international markets the Company markets and sells its products primarily through distributors. To support these efforts, the Company employs four people, consisting of sales professionals, supporting product managers and after sales support personnel located in Europe and Australia. The Company anticipates that these distributor organizations will ultimately assume responsibility for all sales and after sales support activities as well as a portion of the Company's marketing activities. Both large distribution organizations with products focused on the clinical diagnostic market and smaller distribution organizations with products focused specifically on the anatomic pathology market have been employed to distribute AutoCyte products worldwide.

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

     The Company purchases certain of the PREP instrument components from a single OEM supplier in Europe. The consumable items used with PREP, including glass slides, centrifuge tubes, pipette tips, settling chambers and other disposable components, are purchased from a variety of third-party vendors, some of which are sole source suppliers. In 1998, the Company agreed to new multi-year exclusive contracts with two suppliers of manufactured plastic components incorporated into its products. The first contract covers a specially engineered component that is required for the PREPMate system. The contract commenced in March 1998 and will terminate in March 2001. Pricing is fixed, but is subject to adjustment based upon changes in raw material costs. In addition, the Company has the ability to renegotiate pricing, or obtain the product elsewhere, if the Company can identify another third-party supplier that is willing to supply the product on more competitive terms.

     The second contract covers three plastic components used with the PREP system. The contract commenced in June 1998 and will terminate in June 2002. Pricing is fixed, but is subject to adjustment based upon changes in raw material costs. The Company's obligation to use this supplier exclusively for the components is contingent upon this supplier supplying the Company at prices competitive with those offered by third parties on similar terms, and upon this supplier meeting the Company's quality and production requirements.

     The Company believes that both suppliers have sufficient capacity to meet its present and future requirements for plastic components.

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

  The SCREEN System

     The Company also intends to assemble, test, and package its SCREEN system at its Burlington facility. The SCREEN system is composed of a sophisticated automated microscope, a robotic slide handler, a digital color camera, a computer and other related components. The Company is also developing a next generation SCREEN system (SCREEN II) that utilizes fewer custom parts than the current system.

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

     The Company currently has only limited manufacturing and assembly capacity for the SCREEN system. The Company is taking steps to ensure it will have adequate manufacturing capacity in place by the time the Company receives a PMA for the product, if the Company receives a PMA for SCREEN at all. However, there can be no assurances that the Company will be successful in these efforts.

     The Company is also pursuing agreements with vendors relating to its SCREEN II system. The Company believes these efforts will ensure there is adequate manufacturing in place by the time the Company receives a PMA for SCREEN II, if the Company receives a PMA for SCREEN II at all. However, there can be no assurances that the Company will be successful in these efforts.

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

     The Company has finalized a distribution agreement with Carl Zeiss Jena Gmbh for the Workstation Products. In the U.S., the Company has finalized a distribution agreement with Dynamic Healthcare, Inc. for the AIMS workstation product. The Company has also entered into an exclusive distribution agreement with Medical and Biological Laboratories Co. ("MBL") to distribute the AutoCyte ImageTiter software system in support of MBL's autoimmune diagnostic reagent offering to laboratories worldwide. MBL will also distribute AutoCyte Pathology Workstation products in Japan, Korea and Taiwan. As part of these distribution agreements, the Company expects to continue to provide integration services. See "Marketing and Sales."

  Manufacturing Standards

     The Company's manufacturing process is subject to extensive regulation by the FDA, including the FDA's Quality System ("QS," also known as Good Manufacturing Practice, or "GMP") requirements. The Company's Burlington, North Carolina manufacturing facility was inspected by the FDA in October 1997 for compliance with QS requirements relating to the PREP product. The Company was notified by the FDA in December 1997 that the facility had no outstanding deficiencies and that it had passed the inspection. The facility was inspected again by the FDA in December 1998 for compliance with QS requirements relating to the SCREEN product. The Company was notified by the FDA in February 1999 that the facility had no outstanding deficiencies and that it had passed the inspection. Failure to comply with the FDA's QS requirements would materially impair the Company's ability to achieve or maintain commercial-scale production. In addition, if the Company is unable to maintain full-scale production capability, acceptance by the market of PREP and SCREEN would be impaired, which in turn would have a material adverse effect on the Company's business, financial conditions, and results of operations.

     In addition to QS manufacturing requirements, the Company may be required to meet certain requirements relating to ISO 9001 certification and other European regulatory requirements. A European "CE" certification is required to successfully sell PREP and SCREEN in Europe. The OEM supplier of the PREP instrument components has ISO 9001 certification and has obtained CE certification for the main PREP component. CE compliance for the entire PREP system is expected by mid-1999.

     The SCREEN system was designed to meet the requirements of CE certification. All SCREEN units shipped after January 1, 1999 comply with CE requirements and are appropriately labeled.

     The Company commenced its efforts for ISO 9001 certification in 1998 and plans to complete the process by mid-1999. There can be no assurance, however, that it will be successful in obtaining this certification.

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

     Enhancements to PREP under development are particularly focused on increasing PREP's efficiency, ease of use, reliability and cost-effectiveness. The Company is also working to extend the shelf life of its CytoRich line of reagents and preservatives.

     PREPMate, an automated front-end processor for PREP, is designed to reduce the number of manual pre-preparation steps required for the PREP system. PREPMate is designed to function as a robotic mixer of the cell suspension in the preservative vial, and to layer the cell sample before centrifugation. PREPMate is designed to further enhance the throughput of the PREP system.

     SCREEN II, a next-generation product intended to replace SCREEN, is designed to increase throughput, incorporate more off-the-shelf components and facilitate slide handling. SCREEN II will rely on an enhanced proprietary algorithm classification technology and will be designed to have increased information management and storage capabilities. The Company is developing SCREEN II to include networking and sophisticated database capabilities.

     The Company is continuing to develop additional applications to run on its Pathology Workstation platform. These applications include quantitative image analysis, tumor grading and slide management. One image analysis application performs a quantitative analysis of DNA, nuclear texture and morphology to assess the aggressiveness of various types of tumors. Another image analysis application, immunocytochemistry, performs quantitative analysis of hormone receptors and proliferation markers in histological sections and single cell preparations. The tumor grading application is designed to evaluate the arrangement of tumor cells within sections, much the same way that tissue sections are evaluated and graded by a pathologist. The SlideWizard module facilitates slide mapping and computer assisted manual cytology screening and cell relocation.

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

     As of December 31, 1998, the Company had 36 employees engaged in research and development. The Company's expenditures for research and development were approximately $5.1 million, $4.4 million, $4.5 million and $4.7 million for the years ended December 31, 1995 (predecessor), 1996 (proforma-combined), 1997 and 1998 (AutoCyte), respectively.

THIRD-PARTY REIMBURSEMENT

     Successful commercialization of PREP and SCREEN for cervical cancer screening in the United States and other countries will depend on the availability of reimbursement from third-party payors such as private insurers and managed care organizations. Because the up-front, direct costs of using the Company's products will be greater than the cost of the conventional Pap smear, the Company will need to convince third-party payors that the overall cost savings to the health care system, resulting from earlier detection of cervical cancer, reduced ASCUS diagnoses and resulting reduction of unnecessary biopsies and colposcopies, and improved specimen adequacy and resulting reduction of unnecessary repeat Pap smears, will more than offset the cost of the Company's products. The Company intends to focus on obtaining coverage and reimbursement from major national and regional managed care organizations and insurance carriers throughout the United States. Most third-party payor organizations independently evaluate new diagnostic procedures by reviewing the published literature and the Medicare coverage and reimbursement policy on the specific diagnostic procedure. To assist third-party payors in their respective evaluations of PREP and SCREEN, the Company intends to provide scientific and clinical data to support its claims of the safety and efficacy of the Company's products. The Company expects to focus on improved disease detection and cost savings benefits in seeking to obtain reimbursement for PREP and SCREEN for cervical cancer screening.

     A critical component in the reimbursement decision by most private insurers and the United States Health Care Financing Administration ("HCFA"), which administers Medicare, is the assignment of a Current Procedural Terminology ("CPT") code which is used in the submission of claims to insurers for reimbursement for medical services. CPT codes are assigned, maintained and revised by the CPT Editorial Board administered by the American Medical Association. The Company is aware that certain clinical laboratories using other gynecological thin-layer systems have received reimbursement from certain third-party payors using existing CPT codes. In January 1998 the CPT Editorial Board established two separate CPT codes (88142 and 88143) for liquid-based cervical cytology preparations by a cytotechnologist and, if necessary, a pathologist, respectively. Payment for these new CPT codes as well as other new cervical cytology technologies are currently being "gap filled" by local Medicare intermediaries, meaning no national limit has been set. HCFA has targeted September 1999 as a deadline for establishing a national limit on reimbursement for these procedures. There can be no assurance that monetary reimbursement will be established at a level sufficient to support use of the PREP system on a routine basis. Failure to secure sufficient reimbursement could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Although several of the Company's competitors have already received reimbursement approval for their products, there is significant uncertainty concerning third-party reimbursement for the use of any medical device incorporating new technology. In February 1998, the Medical Advisory Panel ("MAP") of the Blue Cross and Blue Shield Association's Technology Evaluation Center completed a cost-effectiveness study pertaining to certain of the Company's competitors. The MAP concluded that Cytyc Corporation's ThinPrep(R) process, NeoPath, Inc.'s AutoPap(R) 300 QC System (for quality control and adjunctive testing only) and Neuromedical Systems, Inc.'s PAPNET(R) system (for adjunctive testing only) offer only modest improvements in diagnostic accuracy at a high cost. While the three companies have stated that they disagree with the MAP report, and while AutoCyte's products were not included in the study, there can be no assurance that the report will not have an adverse effect on market acceptance of the Company's products. Further, in July 1998, the American College of Obstetricians and Gynecologists released a report stating that, while the new technologies improve sensitivity of the Pap test, their routine use cannot be recommended based on costs and a lack of sufficient data demonstrating a reduction in incidence of late-stage disease or an improvement in cervical cancer survival rate. AutoCyte was not one of the companies whose products were evaluated in this report. However, there can be no assurance that this information will not negatively affect acceptance of AutoCyte PREP and SCREEN in the marketplace. Reimbursement by a third-party payor depends on a number of factors, including the level of demand by health care providers and the payor's determination that the use of PREP and SCREEN represents a clinical advance compared to current technology and is safe and effective, medically necessary, cost-effective and appropriate for specific patient populations. Since reimbursement approval is required from each payor individually, seeking such approvals is a time-consuming and costly process that requires the Company to provide scientific and clinical data to support the use of PREP and SCREEN to each payor separately. There can be no assurance that third-party payors will provide such coverage or coverage for any other products developed by the Company, that reimbursement levels will be adequate or that health care providers or clinical laboratories will use PREP and SCREEN for cervical cancer screening in lieu of the conventional Pap smear method.

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

PATENTS, COPYRIGHTS, LICENSES AND PROPRIETARY RIGHTS

     The Company relies on a combination of patents, trade secrets, copyrights and confidentiality agreements to protect its proprietary technology, rights and know-how. The Company holds five issued United States patents as well as corresponding foreign patents and patent applications, and has one United States patent application that has been allowed but not issued, relating to various aspects of its PREP and SCREEN technologies. These patents cover system components, such as the disaggregation syringe, as well as the PREP process and the interactivity of the cytotechnologist with the SCREEN system. The Company has also filed one patent application which is pending in the United States and numerous patent applications which are pending abroad. There can be no assurance, however, that the claims allowed in any of the Company's existing or future patents will provide competitive advantages for the Company's products or will not be successfully challenged or circumvented by competitors. Under current law, patent applications in the United States are maintained in secrecy until patents are issued and patent applications in foreign countries are maintained in secrecy for a period after filing. The right to a patent in the United States is attributable to the first to invent, not the first to file a patent application. The Company cannot be sure that its products or technologies do not infringe patents that may be granted in the future pursuant to pending patent applications or that its products do not infringe any patents or proprietary rights of third parties. The Company is aware that several of its competitors hold several patents relating to automated slide preparation and screening. There can be no assurance that a court would rule that the Company's products do not infringe such third-party patents or would invalidate such third-party patents. The Company may incur substantial legal fees in defending against a patent infringement claim or in asserting claims of invalidity against third parties. In the event that any relevant claims of third-party patents are upheld as valid and enforceable, the Company could be prevented from selling its products or could be required to obtain licenses from the owners of such patents or be required to redesign its products to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be on terms acceptable to the Company or that the Company would be successful in any attempt to redesign its products or processes to avoid infringement. The Company's failure to obtain these licenses or to redesign its products would have a material adverse effect on the Company's business, financial condition and results of operations.

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

COMPETITION

     The cervical cancer screening market is comprised of the conventional Pap smear process and certain technologies which have been introduced in recent years or are currently under development to provide improvements over the conventional Pap smear process. The Company's competitors in the development and commercialization of alternative cervical cancer screening technologies include both publicly traded and privately held companies. The alternative technologies known to the Company have focused on improvements in slide sample preparation, the development of automated, computerized screening systems and adjunctive testing technologies. To date, the Company knows of no competitor which has developed an integrated sample preparation and image analysis system, such as PREP and SCREEN, which have been designed to function together. Nevertheless, some competitors' products have already received FDA approval and are being marketed in the United States. In addition, certain of the Company's competitors have substantially greater financial, marketing, sales, distribution and technical resources than the Company, and more experience in research and development, clinical trials, regulatory matters, customer support, manufacturing and marketing. In addition, some of these companies have received third-party reimbursement for their products. The Company believes that its products will compete on the basis of a number of factors, including slide specimen adequacy, screening sensitivity, ease of use, efficiency, cost to customers and performance claims. While the Company believes that its products will have competitive advantages based on some of these factors, there can be no assurance that various competitors' products will not have competitive advantages based on other factors that, when coupled with the earlier market entry of some products, will adversely effect the market acceptance of PREP and SCREEN. Moreover, there can be no assurance that the Company will be able to compete successfully against current or future competitors or that competition, including the development and commercialization of new products and technologies, will not have a material adverse effect on the Company's business, financial condition and results of operations. The Company's products could be rendered obsolete or uneconomical by technological advances of the Company's current or potential competitors, the introduction and market acceptance of competing products or by other approaches.

     The Company's primary competitor in thin-layer slide preparation is Cytyc Corporation ("Cytyc"). Cytyc's system, the ThinPrep(R) 2000 Processor(TM) ("ThinPrep 2000"), is based on a membrane-filtration separation system rather than the centrifugation approach used in the AutoCyte PREP process. ThinPrep 2000 is the only thin-layer sample preparation system approved by the FDA for cervical cytology applications. It is also used for non-gynecological applications. The FDA has allowed Cytyc to conclude in the discussion section of the package insert for ThinPrep 2000 that the sample preparation is ". . .significantly more effective than the conventional Pap smear for the detection of Low Grade Squamous Intraepithelial (LSIL) and more severe lesions in a variety of patient populations." The FDA has also allowed Cytyc to conclude in the package insert that specimen quality ". . . is significantly improved over that of conventional Pap smear preparation in a variety of patient populations." In June 1997, Cytyc entered into a multi-year agreement with Quest, one of the three large national chain laboratories. AutoCyte believes this agreement is scheduled to expire at the end of 1999. In February 1999, Quest announced that it was acquiring the clinical laboratory operations of SmithKline Beecham, another of the large national chain laboratories. The acquisition is subject to review by various regulatory authorities and is targeted for completion by September 1999. In addition, in October of 1996, Cytyc announced a non-exclusive co-marketing agreement with Digene Corporation, which has developed a product that detects the presence or absence of HPV in precancerous cervical lesions. In September 1997, the FDA approved PMA supplements submitted by Cytyc and Digene enabling testing for HPV directly from Cytyc's ThinPrep process cell suspension. The Company anticipates working with Digene on a PMA supplement for use of PREP's cell suspension with Digene's HPV test in the United States. In Europe, the AutoCyte PREP cell suspension is already in routine use with Digene's HPV test. Cytyc has also announced that it is developing a higher throughput version of its ThinPrep 2000 system (the ThinPrep 3000) that is expected to complete clinical trials by the end of 1999. Finally, in January 1999, Cytyc announced that it was expanding its direct sales force by 75 people to sell directly to hospitals, laboratories and doctors. Cytyc's success with implementation of any of the foregoing arrangements or marketing initiatives may make it more difficult for the Company to promote PREP in markets in which it competes with Cytyc.

     In automated screening the Company faces direct competition primarily from two companies, NeoPath, Inc. ("NeoPath") and Neuromedical Systems, Inc. ("NSI"), both of which market imaging systems to reexamine or rescreen conventional Pap smears previously diagnosed as negative. NeoPath is marketing an imaging system designed to enhance quality control in connection with the rescreening of the 10% of the slides that are initially classified as negative, as required by CLIA. NeoPath has also developed and is marketing a primary screening system and filed a PMA supplement for this system in August 1997. NeoPath's primary screening system was recommended for approval by the FDA's Pathology and Hematology Medical Advisory Panel in January 1998, and was approved for primary screening in May 1998. The NeoPath primary screening system protocol excludes high-risk patient samples, and of the remaining samples, approximately 25% are designated, based on system analysis, for no further review. The remaining 75% of non-high-risk patients' samples undergo full cytotechnologist review.

     NSI markets an adjunctive screening system ("PapNet(R)") to supplement primary slide screening. In February 1998, NSI announced that it was working toward regulatory approval to sell its PapNet screening system as an interactive primary screener to be located in the clinical laboratory. In July 1998, NSI announced the commencement of a multi-center clinical trial for both the conventional Pap smear and liquid-based preparations. NSI has announced that it expects its clinical trials to be completed by mid-1999 and FDA approval by the end of 1999. Additionally, in January 1999, NSI announced that it had hired an investment banker to assist NSI in identifying and evaluating strategic alternatives for NSI.

     The Company believes that these systems, without further adaptation and FDA approval, could not be used with PREP and, therefore, if either of such systems is installed at or used by hospitals and reference laboratories, the Company's ability to market its products to such hospitals and laboratories could be materially adversely affected. If either NeoPath or NSI receives FDA approval of its current system or any future product as a primary screening system to replace some or all of the manual screening of conventional Pap smears, marketing of these systems for such purpose could have a material adverse effect on the Company's business, financial condition and results of operations.

GOVERNMENT REGULATION

     The manufacture and sale of medical diagnostic devices are subject to extensive governmental regulation in the United States and in other countries. PREP and SCREEN are regulated for cervical cytology applications in the United States as medical devices by the FDA under the Federal Food, Drug, and Cosmetic Act (the "FDC Act") and require premarket approval by the FDA prior to commercial distribution. In addition, certain modifications to medical devices, their manufacture or their labeling also are subject to FDA review and approval before marketing. Pursuant to the FDC Act, the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution, sales, marketing, advertising and promotion of medical devices in the United States. Noncompliance with applicable requirements, including good clinical practice requirements, can result in the refusal of the government to grant premarket approval for devices, suspension or withdrawal of clearances or approvals, total or partial suspension of production, distribution, sales and marketing, fines, injunctions, civil penalties, recall or seizure of products, and criminal prosecution of a company and its officers and employees.

     Medical devices are classified into one of three classes, Class I, II or III, on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (e.g., labeling and adherence to FDA-mandated quality system (including QS) requirements and, in some cases, premarket notification ("510(k)")). Class II devices are subject to general controls including, in most cases, premarket notification, and to special controls (e.g., performance standards, patient registries and FDA guidelines). Generally, Class III devices are those that must receive premarket approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices) and also include most devices that were not on the market before May 28, 1976 ("new medical devices") and for which the FDA has not made a finding of "substantial equivalence" based on a premarket notification. Class III devices usually require clinical testing and FDA approval prior to marketing and distribution. The Company's PREP and SCREEN products, when intended for gynecological use, are regulated as Class III medical devices.

     If human clinical trials of a device are required and the device presents a "significant risk," the sponsor of the trial (usually the manufacturer or distributor of the device) is required to file an investigational new device ("IDE") application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved by the FDA (or the FDA does not notify the sponsor 30 days after receipt of the application that the trials may not begin) and one or more appropriate institutional review boards ("IRBs") approves the study protocol, clinical trials may begin at a specified number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a "nonsignificant risk" to the patient, such as the Company's PREP and SCREEN products when intended for gynecological use in a "split-sample" study, or is an IDE exempt in-vitro diagnostic ("IVD") device, a sponsor may begin the clinical trial after obtaining approval for the study from one or more appropriate IRBs. Sponsors of clinical trials are permitted to sell devices distributed in the course of the study provided the price charged does not exceed recovery of the cost of manufacture, research, development and handling. Generally, for an IDE study, a supplement must be submitted to, and approved by, the FDA (or the FDA does not notify the sponsor 30 days after receipt of the supplement that the change may not be implemented) before a sponsor or an investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects. The FDA has the authority to re-evaluate, alter, suspend or terminate clinical testing based on its assessment of data collected throughout the trials or for non-compliance with regulatory requirements.

     Generally, before a new Class II medical device can be introduced into the market, the manufacturer must obtain FDA clearance of a 510(k) or approval of a premarket approval application, unless the device is exempt from the requirement of such clearance. A 510(k) clearance will be granted if the submitted information establishes that the device is "substantially equivalent" to a legally marketed predicate device (Class I or II medical device (for a Class I or II device that is not exempt from the requirement of 510(k) clearance) or to a legally marketed Class III device that does not itself require an approved PMA prior to marketing.) A 510(k) must contain information to support a claim of substantial equivalence, which may include laboratory test results or the results of clinical studies of the device in humans. Such studies can take years to complete, analyze, and prepare for submission to the FDA. Commercial domestic distribution of a device for which a 510(k) is required may begin only after the FDA issues an order finding the device to be "substantially equivalent" to a predicate device. An FDA review of a 510(k) is generally expected to take from three to six months from the date the 510(k) is accepted for review by the agency, but it may take far longer, and 510(k) clearance may never be obtained.

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

     Generally, a PMA for a new Class III device must be filed with and approved by the FDA before marketing of the device may begin. A PMA must be supported by valid scientific evidence that typically includes extensive data, including data from preclinical testing and human clinical trials to demonstrate the safety and effectiveness of the device. The FDA ordinarily requires the performance of independent, statistically significant human clinical trials that demonstrate the safety and effectiveness of the device in order to obtain FDA approval of the PMA. The PMA must also contain the results of all relevant bench tests, laboratory and animal studies, a complete description of the device and its components, and a detailed description of the methods, facilities and controls used to manufacture the device. In addition, the submission must include the proposed labeling and promotional labeling.

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

     If the FDA's evaluations of the clinical study sites' compliance with the agency's Good Clinical Practice ("GCP") requirements and the QS compliance of the manufacturing facilities are acceptable, the FDA will issue either an approval letter (order) or an "approvable letter" containing a number of conditions that must be met in order to secure approval of a PMA. If the FDA's evaluation of the PMA, the clinical study sites or the manufacturing facilities are not favorable, the FDA will deny approval of the PMA or issue a "not approvable letter." The FDA may also determine that additional preclinical testing or human clinical trials are necessary, in which case approval of the PMA could be delayed for several years while additional testing or trials are conducted and submitted in an amendment to the PMA. The IDE/PMA process is expensive, uncertain and lengthy (typically taking five to seven years or more to complete), and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing. There can be no assurance that the Company will be able to obtain necessary regulatory approvals for any proposed future products in a timely manner or at all. Delays in receipt of approvals, failure to receive approvals, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements, would have a material adverse effect on the Company's business, financial condition and results of operations.

     The FDA's regulations require agency approval of a PMA supplement for certain changes if they affect the safety and effectiveness of the device, including, but not limited to, new indications for use; certain labeling changes; certain types of manufacturing changes; and changes in performance or design specifications. Any such change will require FDA approval of a PMA supplement before implementing the change.

     PREP and SCREEN and any other products manufactured or distributed by the Company pursuant to an approved PMA application and supplements (or to 510(k) clearances) will be subject to pervasive and continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experience with the use of the device. Device manufacturers are required to register their establishments and list their devices with the FDA. The FDC Act requires that medical devices be manufactured in accordance with the FDA's QS regulation. Product labeling and promotional activities are also subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. Products may only be promoted by the Company and any of its distributors for their approved indications. No assurance can be given that modifications to the labeling which may be required by the FDA in the future will not adversely affect the Company's ability to market or sell PREP, SCREEN or other products of the Company.

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

     Sales of medical devices outside of the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. No assurance can be given that such foreign regulatory approvals will be granted on a timely basis, or at all. The Company has been advised by various parties, including consultants engaged by the Company and foreign distributors, that no regulatory approvals for a device analogous to FDA approval of a PMA are currently required by any country where the Company currently sells PREP or SCREEN. Such approval requirements may be imposed in the future. Export sales of investigational devices that are subject to PMA or IDE application requirements and have not received FDA marketing approval generally may be subject to FDA export permit requirements depending upon, among other things, the purpose of the export (investigational or commercial), the country to which the device is intended for export, and on whether the device has valid marketing authorization in a country listed in the FDA Export Reform and Enhancement Act of 1996, e.g., any member country of the European Union and certain other countries including but not limited to Australia, Canada, Israel, Japan,

New Zealand, and South Africa. In order to obtain such a permit, when one is required, the Company must provide the FDA with documentation from the medical device regulatory authority of the country in which the purchaser is located, stating that the device may be marketed in the country. In addition, the FDA must find the exportation of the device is not contrary to the public health and safety of the country in order for the Company to obtain the permit. The Company received an FDA permit to export PREP and SCREEN to all foreign countries in which the Company is currently selling these products and where such a permit was required. There can be no assurance that the Company will meet the FDA's export requirements or receive additional FDA export approval when such approval is necessary, or that countries to which the devices are to be exported will approve the devices for import. Failure of the Company to meet the FDA's export requirements or obtain FDA export approval when required to do so, or to obtain approval for import, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

EMPLOYEES

     As of December 31, 1998 the Company employed 83 persons on a full-time basis. The Company believes that its relations with its employees are good. None of the Company's employees are a party to a collective bargaining agreement.

ITEM 1A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The current executive officers of the Company are as follows:

NAME                                        AGE                     POSITION
----                                        ---                     --------
James B. Powell, M.D. ....................  60    President, Chief Executive Officer and
                                                    Director
Ernest A. Knesel..........................  53    Executive Vice President
Thomas Gahm...............................  42    Vice President of Computer Science
James W. Geyer............................  54    Vice President of Laboratory Science
William O. Green..........................  41    Chief Financial Officer, Vice President of
                                                    Finance and Treasurer
Eric W. Linsley...........................  37    Vice President of Operations and Business
                                                    Development
Steven C. McPhail.........................  45    Vice President of Sales and Marketing
James M. Clinton..........................  48    Vice President of Regulatory Affairs and
                                                    Quality Assurance

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

     Thomas Gahm, Ph.D. has served as Vice President of Computer Science of the Company since November 1996. Previously, he served RIAS and RBL in the same capacity since August 1993. From 1983 to 1993, Dr. Gahm was a Scientific Advisor and Project Coordinator of Kontron Electronics, Image Analysis Division, where he focused on the commercial development of microscopic image analysis. Dr. Gahm received an engineering degree from the University of Stuttgart (Institute of Physical Electronics) and a Ph.D. from the Medical and Technical University of Hannover, Germany.

     James W. Geyer, Ph.D. has served as Vice President of Laboratory Science of the Company since November 1996. From 1991 until November 1996, Dr. Geyer served RIAS in the same capacity. He also served as Vice President of Product Development for RBL from 1991 until 1994. In September 1986, Dr. Geyer founded Genetic Design Inc. ("GDI"), a genetic testing laboratory, and served as Vice President of Scientific Affairs of GDI until it was acquired by Genzyme Corporation in 1991. From 1975 until 1986, Dr. Geyer served as Vice President of Research and Development at RBL. Dr. Geyer received a Ph.D. in immunology and microbiology and an M.S. in biochemistry, both from Wayne State University School of Medicine.

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

     James M. Clinton was promoted to Vice President of Regulatory Affairs and Quality Assurance in February 1999 after serving as the department director since joining the Company in September 1998. Prior to joining AutoCyte, Mr. Clinton worked as an independent consultant following nineteen years in the medical device and pharmaceutical industries. From 1996 to 1997, Mr. Clinton served as Director of Regulatory Affairs and Quality Assurance for Cardiovascular Diagnostics, Inc.; from 1981 to 1995, for Bayer Corporation as a microbiologist, supervisor and manager of medical device and pharmaceutical quality assurance laboratories; and from 1978 to 1981 as a microbiologist and supervisor for Boeringer Mannheim Corporation. Mr. Clinton holds a B.A degree in biology from the University of Massachusetts and an M.S. in microbiology from Indiana University.

ITEM 2.  PROPERTIES

     The Company currently leases a total of 43,000 square feet of space devoted to manufacturing, warehousing, administrative, research and development and engineering functions, at 780 Plantation Drive, Burlington, North Carolina under a seven-year lease expiring in July 2005. The lease is renewable for five additional one-year terms. The Company also currently leases a 5,000 square foot education facility at 1111 Huffman Mill Road in Burlington, North Carolina under a three-year lease expiring in June 2001. The education facility lease is renewable for one additional three-year term, and also contains an option to expand the leased space by 4,500 square feet.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1998.

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

                                                               HIGH      LOW
                                                              -------   ------
Fiscal Year 1997:
  Third Quarter (from September 5, 1997)....................  $10.125   $8.500
  Fourth Quarter............................................  $13.125   $7.000
Fiscal Year 1998:
  First Quarter.............................................  $ 8.375   $4.000
  Second Quarter............................................  $ 8.250   $4.500
  Third Quarter.............................................  $ 6.375   $2.875
  Fourth Quarter............................................  $ 4.438   $2.250

     On March 22, 1999, the last reported sales price of the Common Stock on the Nasdaq National Market was $7.125 per share. As of March 22, 1999, there were approximately 96 holders of record of the Common Stock.

     Use of proceeds information is provided herewith in connection with the Offering. The Company's Registration Statement on Form S-1, Commission file number 333-30227, was declared effective by the Securities and Exchange Commission on September 4, 1997.

     In connection with the Offering, the Company incurred the following expenses through December 31, 1998: underwriting discounts and commissions of $2,187,000 and other expenses of $1,169,339. After expenses incurred through December 31, 1998, the Company's net proceeds from the Offering were $27,893,661 as of December 31, 1997. From September 5, 1997 (the effective date of the Company's Registration Statement on Form S-1) through December 31, 1997, the amount of net offering proceeds used by the Company was as follows: $2,257,245 for purchases of machinery and equipment, $9,614,765 to fund current operations (of which $1,721,295 was paid to officers of the Company), $988,030 for working capital purposes, and the remaining $15,033,621 was invested in short-term securities.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below as of December 31, 1994 and 1995 and for the years ended December 31, 1994 and 1995 and for the period from January 1, 1996 to November 21, 1996 are derived from Financial Statements of the Company's predecessor, the cytology and pathology automation business of Roche Image Analysis Systems, Inc. ("RIAS"), included elsewhere herein, which have been audited by Ernst & Young LLP, independent auditors. The selected financial data presented below as of December 31, 1996, 1997 and 1998 and for the period from November 22, 1996 through December 31, 1996 and the years ended December 31, 1997 and 1998 are derived from Financial Statements of the Company, included elsewhere herein, which have been audited by Ernst & Young LLP, independent auditors. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and related Notes thereto included in this Form 10-K.

                                          PREDECESSOR(1)               AUTOCYTE        PRO FORMA
                                ----------------------------------   PERIOD FROM       COMBINED
                                                      PERIOD FROM    NOVEMBER 22,   PREDECESSOR AND
                                    YEARS ENDED        JANUARY 1,        1996          AUTOCYTE         AUTOCYTE       AUTOCYTE
                                   DECEMBER 31,       1996 THROUGH     THROUGH        YEAR ENDED       YEAR ENDED     YEAR ENDED
                                -------------------   NOVEMBER 21,   DECEMBER 31,    DECEMBER 31,     DECEMBER 31,   DECEMBER 31,
                                  1994       1995         1996           1996           1996(2)           1997           1998
                                --------   --------   ------------   ------------   ---------------   ------------   ------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
  Net sales...................  $  3,396   $  3,396     $  1,747       $   129         $  1,876         $  2,668       $  4,770
  Gross profit (loss).........       796        982       (1,049)           17           (1,032)             715          1,787
  Research and development....     3,605      5,074        3,908           458            4,366            4,462          4,700
  Selling, general and
    administrative............     8,479      7,895       11,966           525           12,491            6,532          7,458
  Operating loss..............   (11,288)   (11,987)     (16,923)         (966)         (17,889)         (10,279)       (10,370)
  Net loss....................  $(11,288)  $(11,987)    $(16,923)      $  (923)        $(17,846)        $(10,985)      $ (9,090)
                                ========   ========     ========       =======         ========         ========       ========
  Net loss per Share (basic
    and diluted)(3)...........                                         $ (0.22)                         $  (1.59)      $  (0.72)
                                                                       =======                          ========       ========
  Weighted-average shares
    outstanding(3)............                                           4,279                             6,903         12,664
                                                                       =======                          ========       ========

                                                   PREDECESSOR(1)
                                                  -----------------                    AUTOCYTE
                                                    DECEMBER 31,      ------------------------------------------
                                                  -----------------   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                   1994      1995         1996           1997           1998
                                                  -------   -------   ------------   ------------   ------------
                                                                          (IN THOUSANDS)
Balance Sheet Data:
  Cash and cash equivalents.....................  $     8   $    10     $ 9,517        $28,655        $19,986
  Working capital...............................    1,600     3,585      10,673         30,223         22,194
  Total assets..................................   10,544    10,714      16,683         37,021         30,026
  Redeemable convertible preferred stock........       --        --       9,882             --             --
  Total stockholders' equity....................    8,966    10,002       5,235         35,027         26,847

---------------

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

  Background

     AutoCyte was formed in October 1996 to acquire the cytology and pathology automation business then owned by RIAS, a wholly-owned subsidiary of Roche Holding Ltd. ("Roche"). Roche had previously operated such business as part of Roche Biomedical Reference Laboratories, Inc., a predecessor company to Laboratory Corporation of America, Inc., the largest clinical laboratory chain in the United States and formerly a wholly-owned subsidiary of Roche.

     The Company cannot market its PREP or SCREEN systems in the United States for use in preparing or screening thin-layer slides for cervical cancer until PMA approvals are received from the FDA. If such approvals are obtained, the Company intends to focus its marketing efforts on such products for cervical cytology applications. The Company expects to generate a substantial majority of its future revenues from the PREP and SCREEN systems. The Company's long-term revenues and future success are substantially dependent upon its ability to obtain regulatory approval for, and market and commercialize the PREP and SCREEN systems for, cervical cancer screening in the United States and abroad.

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

     Future revenues and results of operations may fluctuate significantly from quarter to quarter and will depend upon, among other factors, the timing and outcome of the FDA review of the PREP PMA amendment and the SCREEN PMA amendment, the extent to which the Company's products gain market acceptance, the timing and volume of sales and rental orders, regulatory and reimbursement matters, introduction of alternative technologies by competitors, pricing of competitive products, and the cost and effect of promotional discounts and marketing programs adopted by the Company.

     The Company anticipates that if FDA approval is received to market PREP for gynecological uses, its marketing and sales expenditures will increase significantly. The Company also anticipates that research and development expenses, both in the areas of product enhancement and new product development, and manufacturing expenses will also increase as product commercialization increases. The Company additionally expects to incur compensation expense of $1.9 million as its deferred compensation balance is amortized.

RESULTS OF OPERATIONS

  Years ended December 31, 1998 and 1997

     Net sales and gross profit. Net sales increased by 79% from $2.7 million in 1997 to $4.8 million in 1998. The increase was due to higher sales of PREP units and related consumables and an increase in Pathology Workstation related sales. Included in Pathology Workstation revenues in 1998 was $540,000 of revenue recognized pursuant to a world-wide distribution agreement for ImageTiter(R), the Company's product that enables the quantitative assessment of anti-nuclear antibodies in a patient's blood specimen. The Company's gross profit during 1998 was $1.8 million, or 37% of sales, an increase from $715,000, or 27% of sales, in 1997. This increase was due to the increased sales of PREP consumables, as well as improved margins on Pathology Workstation products that primarily resulted from the high margin on the ImageTiter(R) distribution agreement revenue.

     Total operating expenses. Operating expenses increased by 11% from $11.0 million in 1997 to $12.2 million in 1998. Research and development costs for 1998 were $4.7 million, an increase of $238,000 from $4.5 million in 1997, due primarily to increased regulatory expenses associated with the PREP and SCREEN products. Selling, general and administrative ("SG&A") costs for 1998 were $7.5 million, an increase of $925,000 from $6.5 million in 1997, due primarily to higher costs as the Company increased its staffing levels and other expenditures to support product commercialization.

     Interest income and interest expense, including credit agreement commitment fee. Interest income for 1998 was $1.3 million, an increase of 68% from $773,000 in 1997, primarily attributable to the short-term investment of proceeds from the Company's initial public offering in September 1997. Interest expense for 1998 was $21,000, a decrease from $1.5 million in 1997. The significant interest expense in 1997 was due to the one-time, non-cash expense resulting from the issuance of warrants as a commitment fee for a credit agreement between the Company and certain of its principal stockholders.

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

     Total operating expenses. Operating expenses decreased by 35% from $16.9 million in 1996 to $11.0 in 1997. Research and development costs remained relatively flat, increasing from $4.4 million in 1996 to $4.5 million in 1997. SG&A costs decreased by 48% from $12.5 million in 1996 to $6.5 million in 1997 due primarily to the write-down of property and equipment by the Company's predecessor of $3.9 million in the fourth quarter of 1996, and other acquisition-related one-time charges in the fourth quarter of 1996 of $1.5 million.

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

INCOME TAXES

     The Company has not generated any taxable income to date and, therefore, has not paid any federal income taxes since its inception. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances, in amounts equal to the net deferred tax assets as of December 31, 1998 and 1997, have been established in each period to reflect these uncertainties.

     At December 31, 1998, the Company had net operating losses, for tax purposes, of approximately $22.4 million that may be carried forward to offset future taxable income. This amount expires in 2011 through 2013. Utilization of net operating losses and any tax credit carryforwards are subject to complex treatment under the Internal Revenue Code of 1986, as amended (the "Code"). Pursuant to Section 382 of the Code, the change in ownership resulting from the Company's initial public offering in September 1997 and any other future sale of stock may limit utilization of future losses in any one year. The Company believes that the sale of Common Stock in the Offering did not create any immediate limitations on the Company's utilization of net operating losses.

YEAR 2000 READINESS DISCLOSURE

     The Company has established a task force comprised of experienced personnel from all functional areas of the Company to determine the impact the Year 2000 problem will have on its operations. The task force's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers and suppliers are fully supported before, during and after January 1, 2000. The task force is focusing its efforts on five key areas: products, information technology ("IT") systems, vendors and service providers, telecommunications, and facilities, including non-IT systems. The Company is well underway with these efforts, and anticipates achieving Year 2000 Readiness, including the development of a contingency plan, by September 30, 1999.

     All shipments of PREP units made subsequent to September 1, 1998 are Year 2000 compliant, and the Company is upgrading non-compliant units in the field in conjunction with routine preventative maintenance visits. Most of the Company's Pathology Workstation products are currently Year 2000 compliant, and the

Company is currently determining an appropriate course of action to deal with non-compliant products. The Company expects to complete its assessment of SCREEN by June 30, 1999. The Company believes that the majority of its internal systems are Year 2000 compliant, and has initiated correspondence with significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems could effect the Company's operations. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that systems of other companies on which the Company relies will be converted on a timely basis and will not have a material effect on the Company, or that the Company will ever achieve Year 2000 Readiness. The Company is dependent on certain sole source suppliers. Failure on the part of those suppliers to become Year 2000 compliant could affect the ability of the Company to obtain product from those suppliers and could adversely affect operations and financial results. To-date, the Company has not incurred material costs in addressing the Year 2000, and the remaining costs of the Year 2000 initiatives are not expected to be material to the Company's results of operation or financial position.

RECENTLY ISSUED ACCOUNTING STANDARDS

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. The application of the new rules did not have an impact on the Company's financial statements since it has no items of other comprehensive income in any period presented.

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial statements to shareholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The application of the new rules did not have an impact on the Company's financial statements as the Company operates in only one business segment.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for years beginning after June 15, 1999. SFAS 133 establishes a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company will adopt SFAS 133 in 2000, which may result in additional disclosures. The application of the new rules is not expected to have a significant impact on the Company's financial position or results from operations.

LIQUIDITY AND CAPITAL RESOURCES

     Since its formation on October 24, 1996, the Company's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $21.0 million as of December 31, 1998. The Company has funded its operations primarily through the private placement and public sale of equity securities, resulting in net proceeds of $38.0 million, debt facilities and limited product sales. As of December 31, 1998, the Company had cash and cash equivalents of $20.0 million.

     Cash used in the Company's operations was $8.1 million in 1998, $8.2 million during 1997 and $10.0 million on a pro forma combined basis during 1996. Negative operating cash flow during 1998, 1997 and 1996 was caused primarily by operating losses. The Company's capital expenditures were $1.6 million in 1998, $1.0 million during 1997 and $377,000 on a pro forma combined basis during 1996, with the increases primarily attributable to the purchase of PREP units for rental and demonstration purposes. The Company has no material commitments for capital expenditures.

     The Company believes that its existing cash and anticipated additional debt and lease financing for internal use assets, rental placements of PREP and fee-per-use placements of SCREEN (if and when FDA approval is received), will be sufficient to enable the Company to meet its future cash obligations through 1999. The Company's future liquidity and capital requirements will depend upon numerous factors, including the timing of the Company's receipt of FDA approval of its PMA for PREP, the availability of financing for the Company's anticipated equipment lease and rental programs, the level of placements of rental PREP systems and fee-per-use SCREEN systems, the resources required to further develop its marketing and sales capabilities domestically and internationally, the resources required to expand manufacturing capacity and the extent to which the Company's products generate market acceptance and demand. In particular, if the FDA approves the PREP PMA, the Company anticipates that marketing and sales expenditures for the PREP market launch for gynecological uses in the United States, capital expenditures associated with placements of PREP rental units, and expenditures related to manufacturing and other administrative costs will increase significantly. There can be no assurance that the Company will not require additional financing or will not in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     The discussion included in this section as well as elsewhere in the Annual Report on Form 10-K may contain forward-looking statements based on current expectation of the Company's management. Such statements are subject to risks and uncertainties that could cause actual results to differ from those projected. See "Important Factors Regarding Forward-Looking Statements" attached hereto as Exhibit 99.1 and incorporated by reference into this Form 10-K. Readers are cautioned not to place undue reliance on the forward looking statements, which speak only as the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's financial results and cash flows are subject to fluctuation due to changes in interest rates, primarily from its investment of available cash balances in highly rated institutions. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item may be found on pages F-1 through F-24 of this Form 10-K.

ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants on accounting or financial disclosure matters in the last fiscal year.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this item is contained in part under the caption "Executive Officers of the Registrant" in Part I, Item 1A hereof and the remainder is incorporated herein by reference from the discussion responsive thereto under the captions "Election of Directors" and "Section 16(a) Beneficial Reporting Compliance" in the Company's Proxy Statement relating to its Annual Meeting of Stockholders scheduled for May 26, 1999 (the "Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

     The response to this item is incorporated herein by reference from the discussion responsive thereto under the captions "Election of Directors," "Director Compensation," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement.

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

     (b) Reports on Form 8-K

          The Company filed no reports on Form 8-K during the fourth quarter of 1998.

     (c) Exhibits

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  3.1     Restated Certificate of Incorporation of the Company. Filed
          as Exhibit 3.5 to the Company's Registration Statement on
          Form S-1 (File No. 333-30227) and incorporated herein by
          reference.
  3.2     Amended and Restated By-laws of the Company. Filed as
          Exhibit 3.7 to the Company's Registration Statement on Form
          S-1 (File No. 333-30227) and incorporated herein by
          reference.
  4.1     Specimen of Common Stock Certificate. Filed as Exhibit 4.1
          to the Company's Registration Statement on Form S-1 (File
          No. 333-30227) and incorporated herein by reference.
 10.1*    Amended and Restated 1996 Equity Incentive Plan (including forms of incentive stock option certificate and nonstatutory stock option certificate). Filed as Exhibit 10.1 to the
          Company's Registration Statement on Form S-1 (File No.
          333-30227) and incorporated herein by reference.
 10.2*    1997 Director Stock Option Plan (including form of director nonstatutory stock option certificate). Filed as Exhibit
          10.2 to the Company's Registration Statement on Form S-1
          (File No. 333-30227) and incorporated herein by reference.
 10.3     Lease Agreement dated as of March 10, 1993 by and between
          Carolina Hosiery Mills, Inc. and Roche Biomedical
          Laboratories, Inc. ("RBL"), the predecessor of the Company's predecessor (including notices of renewal thereof dated
          December 27, 1995 and March 24, 1997). Filed as Exhibit 10.3
          to the Company's Registration Statement on Form S-1 (File
          No. 333-30227) and incorporated herein by reference.
 10.4     Lease Agreement dated as of April 25, 1995 by and between
          RBL, the predecessor of the Company's predecessor, and Roche
          Image Analysis Systems, Inc. ("RIAS"), the Company's
          predecessor (including notices of renewal thereof dated
          January 10, 1996 and March 18, 1997). Filed as Exhibit 10.4
          to the Company's Registration Statement on Form S-1 (File
          No. 333-30227) and incorporated herein by reference.
 10.5+    OEM Supply Agreement dated January 13, 1995 between Tecan AG and RIAS, the Company's predecessor. Filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File
          No. 333-30227) and incorporated herein by reference.
 10.6+    Amendment to the OEM Supply Agreement dated October 14, 1996 between Tecan AG and RIAS, the Company's predecessor. Filed as Exhibit 10.7 to the Company's Registration Statement on
          Form S-1 (File No. 333-30227) and incorporated herein by
          reference.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.7     Agreement dated July 26, 1993 by and between Technical
          Precision Plastics, Inc. and RIAS, the Company's
          predecessor. Filed as Exhibit 10.8 to the Company's
          Registration Statement on Form S-1 (File No. 333-30227) and
          incorporated herein by reference.
 10.8     Registration Rights Agreement dated as of November 22, 1996 by and among the Company and the individuals and entities
          listed on Exhibit A thereto (including amendment thereof
          dated June 26, 1997). Filed as Exhibit 10.9 to the Company's
          Registration Statement on Form S-1 (File No. 333-30227) and
          incorporated herein by reference.
 10.9     Contribution Agreement dated as of November 22, 1996 by and among HLR Holdings Inc., RIAS and the Company. Filed as
          Exhibit 10.10 to the Company's Registration Statement on
          Form S-1 (File No. 333-30227) and incorporated herein by
          reference.
 10.10    Form of Indemnification Agreement between the Company and
          its Directors and Executive Officers. Filed as Exhibit 10.11
          to the Company's Registration Statement on Form S-1 (File
          No. 333-30227) and incorporated herein by reference.
 10.11    Lease Agreement dated as of July 28, 1997 by and between
          Carolina Hosiery Mills, Inc. and the Company. Filed as
          Exhibit 10.12 to the Company's Registration Statement on
          Form S-1 (File No. 333-30227) and incorporated herein by
          reference.
 10.12    Renewal dated January 6, 1998 of Lease Agreement dated as of
          April 25, 1995 by and between RBL, the predecessor of the
          Company's predecessor, and RIAS, the Company's predecessor.
          Filed as Exhibit 10.12 to the Company's Form 10-K for the
          year ended December 31, 1997 (File No. 0-22885) and
          incorporated herein by reference.
 10.13    Lease Agreement dated July 8, 1998 by and between Laboratory
          Corporation of America(TM) Holdings and AutoCyte, Inc. Filed
          as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1998 (File No. 0-22885) and incorporated herein by reference.
 10.14    Lease Agreement dated June 12, 1998 by and between Carolina
          Hosiery Mills, Inc. and AutoCyte, Inc. Filed as Exhibit 10.1
          to the Company's Form 10-Q for the quarter ended June 30,
          1998 (File No. 0-22885) and incorporated herein by
          reference.
 10.15+   Supply Agreement dated June 1, 1998 by and between Technical
          Precision Plastics, Inc. and AutoCyte, Inc. Filed as Exhibit
          10.2 to the Company's Form 10-Q for the quarter ended June
          30, 1998 (File No. 0-22885) and incorporated herein by
          reference.
 10.16+   Supply Agreement dated March 5, 1998 by and between Tecan AG and AutoCyte, Inc. Filed as Exhibit 10.3 to the Company's
          Form 10-Q for the quarter ended June 30, 1998 (File No.
          0-22885) and incorporated herein by reference.
 10.17    Master Loan and Security Agreement dated December 21, 1998 by and between Oxford Venture Finance, LLC and AutoCyte,
          Inc. Filed herewith.
 23.1     Consent of Ernst & Young LLP, independent auditors to the
          Company. Filed herewith.
 27.1     Financial Data Schedule. Filed herewith. (for SEC use only)
 99.1     Important Factors Regarding Forward-Looking Statements.
          Filed herewith.

---------------

* Indicates a management contract or compensatory plan.
+ Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.
  Omitted information is identified with asterisks in the appropriate places in the agreement.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF BURLINGTON, STATE OF NORTH CAROLINA, ON MARCH 24, 1999.

                                          AUTOCYTE, INC.

                                          BY:   /s/ JAMES B. POWELL, M.D.
                                             -----------------------------------
                                                    James B. Powell, M.D.
                                                PRESIDENT AND CHIEF EXECUTIVE
                                                           OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 24th day of March, 1999.

                      SIGNATURE                                            TITLE
                      ---------                                            -----

              /s/ JAMES B. POWELL, M.D.                President, Chief Executive Officer and
-----------------------------------------------------    Director (Principal Executive Officer)
                JAMES B. POWELL, M.D.

                /s/ WILLIAM O. GREEN                   Chief Financial Officer, Vice President of
-----------------------------------------------------    Finance and Treasurer (Principal Financial
                  WILLIAM O. GREEN                       Officer and Principal Accounting Officer)

               /s/ RICHARD A. CHARPIE                  Director
-----------------------------------------------------
                 RICHARD A. CHARPIE

                 /s/ ROBERT E. CURRY                   Director
-----------------------------------------------------
                   ROBERT E. CURRY

               /s/ THOMAS P. MACMAHON                  Director
-----------------------------------------------------
                 THOMAS P. MACMAHON

               /s/ SUSAN E. WHITEHEAD                  Director
-----------------------------------------------------
                 SUSAN E. WHITEHEAD

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AUTOCYTE, INC.

Years ended December 31, 1998 and 1997 and period from November 22, 1996 (inception)
  through December 31, 1996

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   F-2
Audited Consolidated Financial Statements
Consolidated Balance Sheets.................................   F-3
Consolidated Statements of Operations.......................   F-4
Consolidated Statements of Redeemable Convertible Preferred
  Stock and Stockholders' Equity............................   F-5
Consolidated Statements of Cash Flows.......................   F-6
Notes to Consolidated Financial Statements..................   F-7

CYTOLOGY AND PATHOLOGY AUTOMATION BUSINESS OF ROCHE IMAGE ANALYSIS SYSTEMS, INC.

Years ended December 31, 1994 and 1995, and the period from January 1, 1996 through November 21, 1996

Report of Independent Auditors..............................  F-17
Audited Financial Statements
Balance Sheets..............................................  F-18
Statements of Operations....................................  F-19
Statements of Cash Flows....................................  F-20
Notes to Financial Statements...............................  F-21

                                 AUTOCYTE, INC.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
AutoCyte, Inc.

     We have audited the accompanying consolidated balance sheets of AutoCyte, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity and cash flows for the years ended December 31, 1998 and 1997 and for the period from November 22, 1996 (inception) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AutoCyte, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years ended December 31, 1998 and 1997 and for the period from November 22, 1996 (inception) through December 31, 1996 in conformity with generally accepted accounting principles.

                                                    /s/ ERNST & YOUNG LLP

Raleigh, North Carolina
February 5, 1998

                                 AUTOCYTE, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1998           1997
                                                              ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 19,986,107   $ 28,655,082
  Accounts receivable.......................................       919,211        906,154
  Inventory.................................................     3,240,869      2,191,995
  Other current assets......................................       432,578        415,248
                                                              ------------   ------------
     Total current assets...................................    24,578,765     32,168,479
Property and equipment......................................     2,762,995      2,018,142
Goodwill....................................................     2,684,375      2,834,375
                                                              ------------   ------------
     Total assets...........................................  $ 30,026,135   $ 37,020,996
                                                              ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  1,028,788   $  1,129,016
  Accrued expenses..........................................       534,197        685,998
  Deferred revenue..........................................       630,185        130,000
  Current portion of long-term debt.........................       191,795             --
                                                              ------------   ------------
     Total current liabilities..............................     2,384,965      1,945,014
Long term debt, less current portion........................       689,782             --
Other long-term liabilities.................................       104,514         48,768
Stockholders' equity:
Common stock, $0.01 par value; 20,650,000 shares authorized;
  12,729,925 and 12,505,412 shares issued and outstanding
  at December 31, 1998 and 1997, respectively...............       127,299        125,054
Additional paid-in capital..................................    49,598,025     49,553,302
Deferred compensation.......................................    (1,880,516)    (2,743,280)
Accumulated deficit.........................................   (20,997,934)   (11,907,862)
                                                              ------------   ------------
     Total stockholders' equity.............................    26,846,874     35,027,214
                                                              ------------   ------------
     Total liabilities and stockholders' equity.............  $ 30,026,135   $ 37,020,996
                                                              ============   ============

                            See accompanying notes.

                                 AUTOCYTE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    PERIOD FROM
                                                  YEAR ENDED      YEAR ENDED     NOVEMBER 22, 1996
                                                 DECEMBER 31,    DECEMBER 31,   (INCEPTION) THROUGH
                                                     1998            1997        DECEMBER 31, 1996
                                                 ------------    ------------   -------------------
Sales..........................................  $  4,769,686    $  2,667,837        $ 129,189
Cost of sales..................................     2,982,198       1,952,691          112,022
                                                 ------------    ------------        ---------
Gross profit...................................     1,787,488         715,146           17,167
Operating expenses:
  Research and development.....................     4,700,003       4,461,881          457,918
  Selling, general and administrative..........     7,457,968       6,532,551          524,669
                                                 ------------    ------------        ---------
                                                   12,157,971      10,994,432          982,587
                                                 ------------    ------------        ---------
Operating loss.................................   (10,370,483)    (10,279,286)        (965,420)
Interest income................................     1,301,078         772,563           42,431
Interest expense, including credit agreement
  commitment fee...............................       (20,667)     (1,478,150)              --
                                                 ------------    ------------        ---------
Net loss.......................................  $ (9,090,072)   $(10,984,873)       $(922,989)
                                                 ============    ============        =========
Net loss per common share (basic and
  diluted).....................................  $      (0.72)   $      (1.59)       $   (0.22)
                                                 ============    ============        =========
Weighted-average common shares outstanding.....    12,664,223       6,903,290        4,279,389
                                                 ============    ============        =========

                            See accompanying notes.

                                 AUTOCYTE, INC.

       CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
                            AND STOCKHOLDERS' EQUITY

                                REDEEMABLE
                                CONVERTIBLE              ADDITIONAL                                      TOTAL
                                 PREFERRED     COMMON      PAID-IN       DEFERRED     ACCUMULATED    STOCKHOLDERS'
                                   STOCK       STOCK       CAPITAL     COMPENSATION     DEFICIT         EQUITY
                                -----------   --------   -----------   ------------   ------------   -------------
Balance at Inception..........  $        --   $     --   $        --   $        --    $         --   $         --
  Net assets acquired in
    exchange for common
    stock.....................           --     36,891     5,963,109            --              --      6,000,000
  Issuance of common stock....           --      5,903       114,097            --              --        120,000
  Issuance of redeemable
    convertible preferred
    stock.....................    9,882,000         --            --            --              --             --
  Deferred compensation
    related to issuance of
    restricted stock and grant
    of stock options..........           --         --     1,821,750    (1,821,750)             --             --
  Amortization of deferred
    compensation..............           --         --            --        37,807              --         37,807
  Net loss....................           --         --            --            --        (922,989)      (922,989)
                                -----------   --------   -----------   -----------    ------------   ------------
Balance at December 31,
  1996........................    9,882,000     42,794     7,898,956    (1,783,943)       (922,989)     5,234,818
  Issuance of redeemable
    convertible preferred
    stock and stock options...      100,000         --       432,000            --              --        432,000
  Issuance of warrants........           --         --     1,475,002            --              --      1,475,002
  Exercise of warrants........           --      1,936       282,121            --              --        284,057
  Issuance of common stock....           --     31,250    27,862,411            --              --     27,893,661
  Conversion of preferred
    stock.....................   (9,982,000)    48,819     9,933,181            --              --      9,982,000
  Exercise of stock options...           --        255         4,937            --              --          5,192
  Deferred compensation
    related to grant of stock
    options...................           --         --     1,664,694    (1,664,694)             --             --
  Amortization of deferred
    compensation..............           --         --            --       705,357              --        705,357
Net loss......................           --         --            --            --     (10,984,873)   (10,984,873)
                                -----------   --------   -----------   -----------    ------------   ------------
Balance at December 31,
  1997........................           --    125,054    49,553,302    (2,743,280)    (11,907,862)    35,027,214
  Exercise of stock options...           --      2,245        44,723            --              --         46,968
  Amortization of deferred
    compensation..............           --         --            --       862,764              --        862,764
  Net loss....................           --         --            --            --      (9,090,072)    (9,090,072)
                                -----------   --------   -----------   -----------    ------------   ------------
Balance at December 31,
  1998........................  $        --   $127,299   $49,598,025   $(1,880,516)   $(20,997,934)  $ 26,846,874
                                ===========   ========   ===========   ===========    ============   ============

                            See accompanying notes.

                                 AUTOCYTE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             PERIOD FROM
                                                                                          NOVEMBER 22, 1996
                                                    YEAR ENDED          YEAR ENDED       (INCEPTION) THROUGH
                                                 DECEMBER 31, 1998   DECEMBER 31, 1997    DECEMBER 31, 1996
                                                 -----------------   -----------------   -------------------
OPERATING ACTIVITIES
Net loss.......................................     $(9,090,072)       $(10,984,873)         $  (922,989)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation..............................         857,333             477,686               39,797
     Amortization of goodwill..................         150,000             150,000               15,625
     Amortization of deferred compensation.....         862,764             705,357               37,807
     Issuance of preferred stock and stock
       options for services rendered...........              --             432,000                   --
     Issuance of warrants as consideration for
       credit agreement commitment fee.........              --           1,475,002                   --
     Changes in operating assets and
       liabilities:
       Accounts receivable.....................         (13,057)           (145,037)             (48,792)
       Inventory...............................      (1,048,874)           (280,589)            (128,674)
       Other current assets....................         (17,330)           (366,040)                  65
       Accounts payable........................        (100,228)             56,090              225,511
       Accrued expenses........................        (151,801)            192,430              334,785
       Deferred revenue........................         500,185             130,000                   --
                                                    -----------        ------------          -----------
Net cash used in operating activities..........      (8,051,080)         (8,157,974)            (446,865)
INVESTING ACTIVITIES
Purchases of property and equipment............      (1,602,186)         (1,035,896)             (47,889)
Net cash acquired in acquisition of business...              --                  --               10,028
                                                    -----------        ------------          -----------
Net cash used in investing activities..........      (1,602,186)         (1,035,896)             (37,861)
FINANCING ACTIVITIES
Net proceeds from issuance of common stock.....              --          27,893,661              120,000
Net proceeds from issuance of redeemable
  convertible preferred stock..................              --             100,000            9,882,000
Proceeds from exercise of warrants.............              --             284,057                   --
Proceeds from exercise of stock options........          46,968               5,192                   --
Increase in other long-term liabilities........          55,746              48,768                   --
Proceeds from long-term debt...................         905,019                  --                   --
Payments on long-term debt.....................         (23,442)                 --                   --
                                                    -----------        ------------          -----------
Net cash provided by financing activities......         984,291          28,331,678           10,002,000
                                                    -----------        ------------          -----------
Net increase (decrease) in cash and cash
  equivalents..................................      (8,668,975)         19,137,808            9,517,274
Cash and cash equivalents at beginning of
  period.......................................      28,655,082           9,517,274                   --
                                                    -----------        ------------          -----------
Cash and cash equivalents at end of period.....     $19,986,107        $ 28,655,082          $ 9,517,274
                                                    ===========        ============          ===========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest.........................     $    20,667        $      3,148          $        --
                                                    ===========        ============          ===========

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

     On November 22, 1996, the Company entered into a Contribution Agreement (the "Agreement") with Roche and RIAS whereby the Company acquired the net assets and liabilities of the cytology and pathology automation business of RIAS in exchange for 3,689,129 shares of Common Stock valued at $6.0 million. The transaction was accounted for as a purchase transaction in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations".

     On September 5, 1997, the Company completed an initial public offering of 3,100,000 shares of $0.01 par value Common Stock (the "Offering"). The Offering price was $10 per common share resulting in gross offering proceeds of $31,000,000. Proceeds to the Company, net of underwriters' discount and offering expenses were $27,661,161. Simultaneously with the Offering, the redeemable convertible preferred stock of the Company was automatically converted into 4,881,936 shares of Common Stock. On October 10, 1997, the underwriters exercised a portion of their over-allotment option and purchased an additional 25,000 shares of Common Stock at $10 per share resulting in additional net proceeds of $232,500.

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

     The Company must obtain FDA approval in order to market its products in the United States for their principal intended use. Generally, before a new medical device can be introduced into the market in the United States, the manufacturer must obtain FDA approval of a premarket approval application ("PMA") or FDA clearance of a 510(k) premarket notification. Each of the Company's two principal products, PREP and SCREEN, are subject to the PMA process, however, neither has yet received such approval. The Company's failure to obtain or maintain FDA regulatory approval for its products would have a material adverse effect on the Company's business, financial condition and results of operations.

2. SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of AutoCyte, Inc. and its subsidiaries, AutoCyte Europe b.v.b.a. and AutoCyte Australia Pty Ltd. All significant intercompany balances and transactions have been eliminated in consolidation.

                                 AUTOCYTE, INC.

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

  Revenue Recognition

     Revenue is recognized from product sales and rentals. Product sales revenue is recognized when products are shipped, at which time sales are final, and product rental revenue is recognized as earned.

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

  Property and Equipment

     Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives (three to five years) of the individual assets. Depreciation expense amounted to $857,333 during 1998, $477,686 during 1997 and $39,797 during the period from November 22, 1996 (inception) through December 31, 1996.

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

  Goodwill

     The excess cost over the fair value of net assets acquired ("goodwill") is being amortized using the straight-line method over 20 years. Accumulated amortization was $315,625 and $165,625 at December 31, 1998 and 1997, respectively. The Company periodically reviews the value of its goodwill to determine if an impairment has occurred. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", if this review indicates that goodwill will not be recoverable, as determined based on an analysis of undiscounted cash flows over the remaining amortization period, the Company would reduce the carrying value of its goodwill accordingly.

                                 AUTOCYTE, INC.

  Research and Development Costs

     Research and development costs are charged to operations as incurred.

  Deferred Revenue

     Deferred revenue at December 31, 1998 relates primarily to a worldwide exclusive international distributor agreement for the Company's ImageTiter(R) product. Pursuant to the terms of this agreement, the Company received $1,000,000 as a non-refundable upfront payment for the worldwide exclusive distribution rights for ImageTiter, services to be performed, and as a prepayment for future product shipments. Revenue related to the worldwide exclusive distribution rights will be recognized ratably over five years, the estimated life of the agreement. Revenue related to services was recognized in 1998 as the services were completed. Revenue for product shipments is recognized at the time of shipment.

     Deferred revenue at December 31, 1997 related to customer payments for PREP units sold in 1997 that contained right of return provisions. During 1998 these right of return provisions lapsed and the revenue was recognized.

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

  Stock Based Compensation

     The Company accounts for stock options issued to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, no compensation expense is recognized for stock or stock options issued with an exercise price equivalent to the fair value of the Company's Common Stock. For stock options granted at exercise prices below the deemed fair value, the Company records deferred compensation expense for the difference between the exercise price of the shares and the deemed fair value. Any resulting deferred compensation expense is amortized ratably over the vesting period of the individual options.

     In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). For companies that continue to account for stock based compensation arrangements under APB 25, SFAS 123 requires disclosure of the pro forma effect on net income
(loss) and earnings (loss) per share as if the fair value based method prescribed by SFAS 123 had been applied. The Company has adopted the pro forma disclosure requirements of SFAS 123.

  Advertising Expense

     The cost of advertising is expensed as incurred. Advertising and marketing expense, including trade show expense, amounted to $158,719 during 1998, $157,095 during 1997 and $3,900 during the period from November 22, 1996 (inception) through December 31, 1996.

                                 AUTOCYTE, INC.

  Reclassification

     Certain amounts in the 1997 financial statements have been reclassified to conform to 1998 classifications. These reclassifications had no impact on net loss or stockholders' equity amounts previously reported.

  Recently Issued Accounting Standards

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. The application of the new rules did not have an impact on the Company's financial statements since it has no items of other comprehensive income in any period presented.

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial statements to shareholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The application of the new rules did not have an impact on the Company's financial statements as the Company operates in only one segment.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for years beginning after June 15, 1999. SFAS 133 establishes a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company will adopt SFAS 133 in 2000, which may result in additional disclosures. The application of the new rules is not expected to have a significant impact on the Company's financial position or results from operations.

3. BUSINESS SEGMENTS

     The Company operates in a single business segment and is engaged in the development and sale of cytology and pathology automation systems for use in clinical laboratory applications. Revenues from significant customers, those representing 10% or more of total revenues for the respective periods, are summarized as follows:

                                                  YEAR ENDED               PERIOD FROM
                                                 DECEMBER 31,           NOVEMBER 22, 1996
                                               ----------------        (INCEPTION) THROUGH
                                               1998        1997         DECEMBER 31, 1996
                                               ----        ----        -------------------
Customer 1...................................   30%         --                 --
Customer 2...................................   13%         --                 --
Customer 3...................................   --          17%                --
Customer 4...................................   --          --                 70%

     Sales by geographic region during 1998 and 1997 were as follows:

                                                                       YEAR ENDED
                                                                      DECEMBER 31,
                                                                    ----------------
                                                                    1998        1997
                                                                    ----        ----
United States...............................................         37%         59%
Europe......................................................         28%         19%
Asia and Australia..........................................         35%         18%
Other International Sales...................................         --           4%

     There were no international sales during the period from November 22, 1996 (inception) through December 31, 1996.

                                 AUTOCYTE, INC.

4. ALLOWANCE FOR DOUBTFUL ACCOUNTS

     A summary of the allowance for doubtful accounts activity is as follows:

                                                                   DECEMBER 31,
                                                           ----------------------------
                                                             1998      1997      1996
                                                           --------   -------   -------
Balance, beginning of year...............................  $ 85,000   $17,500   $ 7,500
Amounts charged to expense...............................   102,000    67,500    10,000
Amounts written off......................................    (2,125)       --        --
                                                           --------   -------   -------
Balance, end of year.....................................  $184,875   $85,000   $17,500
                                                           ========   =======   =======

5. INVENTORY

     Inventory consists of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1998         1997
                                                              ----------   ----------
Raw materials...............................................  $1,685,495   $1,878,632
Finished goods..............................................   1,555,374      313,363
                                                              ----------   ----------
                                                              $3,240,869   $2,191,995
                                                              ==========   ==========

6. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1998          1997
                                                              -----------   ----------
Demonstration equipment.....................................  $ 1,291,105   $1,236,161
Rental units................................................    1,172,575      320,607
Machinery and equipment.....................................      761,536      457,228
Furniture, fixtures and improvements........................      160,829       87,859
Computer equipment and software.............................      503,045      424,278
                                                              -----------   ----------
                                                                3,889,090    2,526,133
Less accumulated depreciation...............................   (1,126,095)    (507,991)
                                                              -----------   ----------
                                                              $ 2,762,995   $2,018,142
                                                              ===========   ==========

7. ACCRUED EXPENSES

     Accrued expenses consists of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
Accrued payroll and related benefits........................  $161,461   $213,443
Accrued warranty costs......................................   202,664    196,709
Other accrued expenses......................................   170,072    275,846
                                                              --------   --------
                                                              $534,197   $685,998
                                                              ========   ========

                                 AUTOCYTE, INC.

8. CREDIT AGREEMENT

     On June 27, 1997, the Company entered into a credit agreement with certain of its institutional stockholders and the Company's Chief Executive Officer. The agreement provided the Company with access to a credit line of up to $8,000,000 at an interest rate of prime plus 1%. As consideration for this agreement, the Company issued warrants to purchase 207,291 shares of its Common Stock at an exercise price of $2.033 per share. The warrants were immediately exercisable, with an expiration date ten years from the date of issuance. The Company estimated the expense associated with the warrant issuance to be approximately $1,475,000, all of which was expensed at the time of issuance as a credit agreement commitment fee. No borrowings were made under this credit arrangement, which expired upon the completion of the Offering in September 1997. On October 24, 1997, all of the outstanding warrants were exercised.

9. DEBT

     During 1998, the Company entered into an agreement with an equipment financing company to provide the Company with a $5,000,000 line of credit to finance certain of the Company's equipment purchases. At December 31, 1998, the Company had outstanding borrowings of $881,577 under the agreement with a loan term of 48 months. The loan is collateralized by a security interest in the financed equipment. Interest is calculated based on the four-year Treasury Bill Weekly Average rate (4.447% at December 31, 1998) + 6.121%.

     At December 31, 1998, maturities of the outstanding debt are as follows:

1999........................................................  $191,795
2000........................................................   213,075
2001........................................................   236,715
2002........................................................   239,992
                                                              --------
                                                              $881,577
                                                              ========

     The fair value of the Company's long term debt, which approximates its carrying value, is estimated using discounted cash flow analysis based on the Company's current incremental borrowing rates for similar type borrowing arrangements.

10. LEASES

     The Company leases its office and manufacturing facilities and certain office equipment under operating leases expiring at various times through July 2005.

     At December 31, 1998, future minimum lease payments under these leases are as follows:

1999........................................................  $  394,026
2000........................................................     394,183
2001........................................................     361,183
2002........................................................     326,863
2003........................................................     326,863
Thereafter..................................................     519,008
                                                              ----------
                                                              $2,322,126
                                                              ==========

     Rent expense amounted to $378,004 during 1998, $281,424 during 1997 and $25,245 during the period from November 22, 1996 (inception) to December 31, 1996.

                                 AUTOCYTE, INC.

11. INCOME TAXES

     The Company has cumulative net operating loss carryforwards available to offset future taxable income of approximately $22,380,000 which expire in 2011-2013. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of deferred taxes are as follows:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
Deferred tax assets:
  Inventory.................................................  $   735,000   $ 1,174,000
  Property and equipment....................................    1,517,000     2,161,000
  Intangible assets.........................................      672,000       737,000
  Net operating loss carryforward...........................    8,728,000     4,429,000
  Other.....................................................      176,000       189,000
                                                              -----------   -----------
Total deferred tax asset....................................   11,828,000     8,690,000
Valuation allowance for deferred tax asset..................  (11,828,000)   (8,690,000)
                                                              -----------   -----------
Net deferred taxes..........................................  $        --   $        --
                                                              ===========   ===========

12. REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY

  Redeemable Convertible Preferred Stock

     The 9,925,000 shares of Series A Convertible Preferred Stock automatically converted into 4,881,936 shares of Common Stock upon completion of the Offering in September 1997.

     Pursuant to the Company's amended and restated Certificate of Incorporation, the Board of Directors has the authority, without further vote or action by the stockholders, to issue up to 1,000,000 shares of Preferred Stock in one or more series and to fix the relative rights, preferences, privileges, qualifications, limitations and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater that the rights of Common Stock. At December 31, 1998 there are no shares of Preferred Stock outstanding.

  Equity Incentive Plans

     At inception, the Company adopted the 1996 Equity Incentive Plan (the "Plan") under which incentive and non-statutory stock options, stock appreciation rights and restricted stock may be granted to employees or consultants of the Company. Generally, options and restricted stock grants vest ratably over a 48-month term. Stock options expire ten years from the date of grant.

                                 AUTOCYTE, INC.

A summary of activity under the Plan is as follows:

                                                                      OPTIONS OUTSTANDING
                                                          -------------------------------------------
                                                                                         WEIGHTED-
                                                          NUMBER OF      EXERCISE         AVERAGE
                                                           SHARES      PRICE RANGE     EXERCISE PRICE
                                                          ---------   --------------   --------------
Outstanding at December 31, 1996........................    689,836            $0.20       $0.20
  Options granted.......................................    349,962       0.20-10.50        1.47
  Options exercised.....................................    (25,535)            0.20        0.20
  Options canceled/expired..............................     (8,353)            0.20        0.20
                                                          ---------   --------------       -----
Outstanding at December 31, 1997........................  1,005,910       0.20-10.50        0.64
  Options granted.......................................    465,176        2.69-7.38        4.33
  Options exercised.....................................   (224,513)       0.20-4.19        0.21
  Options canceled/expired..............................    (78,092)      0.20-10.50        6.35
                                                          ---------   --------------       -----
Outstanding at December 31, 1998........................  1,168,481     $0.20-$10.00       $1.81
                                                          =========   ==============       =====

                            OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
               ----------------------------------------------   -------------------------------
                                 WEIGHTED-
                   NUMBER         AVERAGE                           NUMBER
               OUTSTANDING AT    REMAINING       WEIGHTED-      EXERCISABLE AT     WEIGHTED-
                DECEMBER 31,    CONTRACTUAL       AVERAGE        DECEMBER 31,       AVERAGE
PRICE RANGE         1998        LIFE (YEARS)   EXERCISE PRICE        1998        EXERCISE PRICE
------------   --------------   ------------   --------------   --------------   --------------
       $0.20       718,713          8.0            $ 0.20          220,169           $ 0.20
   2.69-3.13        24,000          9.7              3.03            1,394             3.06
   4.19-6.25       402,157          9.2              4.27          124,391             4.25
   6.56-9.75        21,611          9.2              7.44            4,426             7.53
       10.00         2,000          8.9             10.00              500            10.00
                 ---------          ---            ------          -------           ------
$0.20-$10.50     1,168,481          8.5            $ 1.81          350,880           $ 1.76
                 =========          ===            ======          =======           ======

     At inception, the Company sold 590,260 shares of restricted Common Stock with a deemed fair value of $1.6264 per share to the Company's Chief Executive Officer at a price of $0.2033 per share. Under the terms of the restricted stock purchase agreement, the shares vest ratably over a 48-month term and are subject to repurchase by the Company at the issuance price if the CEO ceases to be employed by the Company. Under the terms of an amendment to the restricted stock purchase agreement, in the event that the Chief Executive Officer terminates employment with the Company other than for cause, in addition to all other shares that have vested pursuant to the original agreement, 50% of the unvested shares as of the date of departure shall become vested as of that date.

     During 1997, the Board of Directors approved the adoption of the 1997 Director Stock Option Plan and reserved 100,000 shares of common stock for issuance under the plan. As of December 31, 1998, no options had been granted pursuant to this plan.

                                 AUTOCYTE, INC.

  SFAS 123

     The Company has adopted the disclosure-only provisions of SFAS 123. In accordance with SFAS 123, the fair value of each option grant was determined by using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                              PERIOD FROM
                                                YEAR ENDED DECEMBER 31,    NOVEMBER 22, 1996
                                                -----------------------   (INCEPTION) THROUGH
                                                   1998         1997       DECEMBER 31, 1996
                                                ----------   ----------   -------------------
Risk-free interest rate.......................      5.29%        6.20%             5.92%
Expected dividend yield.......................      0.00%        0.00%             0.00%
Expected lives................................  48 months    48 months         48 months
Expected volatility...........................       0.75         0.71              0.60
Weighted-average fair value of grants.........  $    2.46    $    5.63         $    1.45

     Had compensation cost for the Company's stock options been determined based on the fair value at the date of grant consistent with the provisions of SFAS 123, the Company's pro forma net loss and net loss per share would have been:

                                                                             PERIOD FROM
                                             YEAR ENDED DECEMBER 31,      NOVEMBER 22, 1996
                                            --------------------------   (INCEPTION) THROUGH
                                               1998           1997        DECEMBER 31, 1996
                                            -----------   ------------   -------------------
Net loss:
  As reported.............................  $(9,090,072)  $(10,984,873)       $(922,989)
  Pro forma...............................  $(9,517,798)  $(10,987,980)       $(929,276)
Net loss per common share (basic &
  diluted):
  As reported.............................  $     (0.72)  $      (1.59)       $   (0.22)
  Pro forma...............................  $     (0.75)  $      (1.59)       $   (0.22)

  Common Stock Reserved for Future Issuance

     At December 31, 1998, the Company has reserved authorized shares of Common Stock for future issuance as follows:

Outstanding stock options...................................  1,168,481
Possible future issuance under equity incentive plans.......    177,536
                                                              ---------
          Total shares reserved.............................  1,346,017
                                                              =========

  Deferred Compensation

     The Company recorded deferred compensation of $1,664,694 during 1997 and $1,821,750 during the period from November 22, 1996 (inception) through December 31, 1996 for the difference between the exercise price and the deemed fair value of the Company's common stock option and restricted stock grants. The amount is being amortized over the vesting period of the individual options, generally 48 months. Amortization of deferred compensation totaled $862,764 during 1998, $705,357 during 1997 and $37,807 during the period from November 22, 1996 (inception) through December 31, 1996.

                                 AUTOCYTE, INC.

13. RELATED PARTY TRANSACTIONS

     The Company has entered into certain ongoing arrangements with Laboratory Corporation of America Holdings, Inc. ("LabCorp"), a public company partially owned by Roche, for selling its products to LabCorp. Roche is a shareholder of the Company and the Company's Chief Executive Officer is a Director of LabCorp. Sales to LabCorp amounted to $634,884 during 1998 and $33,354 during 1997. There were no sales to LabCorp during the period from November 22, 1996 (inception) through December 31, 1996.

     The Company has a continuing arrangement with LabCorp for leasing a portion of LabCorp's facility in Elon College, North Carolina. Total rent paid to LabCorp amounted to $61,995 during 1998, $111,375 during 1997 and $11,600 during the period from November 22, 1996 (inception) through December 31, 1996. Additionally, the Company owed approximately $249,000 and $348,000 at December 31, 1998 and 1997, respectively, to Roche or its affiliates for services provided.

14. RETIREMENT PLAN

     The Company has a qualified 401(k) Retirement Plan (the "Plan"). Substantially all full-time employees are eligible to participate and participants may contribute from 1% to 15% of their compensation to the Plan. The Company matches 50% of each participant's contribution up to 6% of the employee's compensation, and may make additional matching contributions at the discretion of management, not to exceed 15% of the employee's compensation. Total expense for the plan was $128,541 during 1998, $82,198 during 1997 and $5,572 during the period from November 22, 1996 (inception) through December 31, 1996.

15. PRO FORMA COMBINED RESULTS OF OPERATIONS

     The pro forma combined results of operations as if AutoCyte had acquired the predecessor entity on January 1, 1996 and had been in operation for the entire year as a combined entity would have been as follows:

                                        PERIOD FROM         PERIOD FROM
                                      JANUARY 1, 1996    NOVEMBER 22, 1996
                                          THROUGH             THROUGH             YEAR ENDED
                                     NOVEMBER 21, 1996   DECEMBER 31, 1996    DECEMBER 31, 1996
                                       (PREDECESSOR)        (AUTOCYTE)       (PRO FORMA COMBINED)
                                     -----------------   -----------------   --------------------
Sales..............................    $  1,747,209          $ 129,189           $  1,876,398
Cost of goods sold.................       2,796,802            112,022              2,908,824
                                       ------------          ---------           ------------
Gross profit (loss)................      (1,049,593)            17,167             (1,032,426)
Operating expenses:
  Research and development.........       3,907,682            457,918              4,365,600
  Selling, general and
     administrative................      11,965,813            524,669             12,490,482
                                       ------------          ---------           ------------
                                         15,873,495            982,587             16,856,082
                                       ------------          ---------           ------------
  Operating loss...................     (16,923,088)          (965,420)           (17,888,508)
  Interest income..................              --             42,431                 42,431
                                       ------------          ---------           ------------
Net loss...........................    $(16,923,088)         $(922,989)          $(17,846,077)
                                       ============          =========           ============

     Net loss per share is not disclosed for 1996 since RIAS operated as a wholly owned subsidiary of Roche Holding Ltd. prior to the formation of AutoCyte on November 22, 1996.

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

                                          /s/  ERNST & YOUNG LLP

Raleigh, North Carolina
June 13, 1997

                   CYTOLOGY AND PATHOLOGY AUTOMATION BUSINESS
                     OF ROCHE IMAGE ANALYSIS SYSTEMS, INC.

                                 BALANCE SHEETS

                                                              DECEMBER 31,      NOVEMBER 21,
                                                                  1995              1996
                                                              ------------      ------------
                                           ASSETS
Current assets:
  Cash......................................................  $     9,530        $   10,028
  Accounts receivable, net..................................      744,288           712,325
  Inventory.................................................    3,508,756         1,782,732
  Other current assets......................................       34,575            49,273
                                                              -----------        ----------
          Total current assets..............................    4,297,149         2,554,358
Property and equipment, net of accumulated depreciation of
  $4,448,000 and $5,732,000 at December 31, 1995 and
  November 21, 1996, respectively...........................    6,416,967         1,451,840
                                                              -----------        ----------
          Total assets......................................  $10,714,116        $4,006,198
                                                              ===========        ==========

                              LIABILITIES AND BUSINESS EQUITY
Current liabilities:
  Accounts payable..........................................  $   411,647        $    2,010
  Accrued expenses..........................................      300,231         1,004,188
                                                              -----------        ----------
          Total current liabilities.........................      711,878         1,006,198
          Business equity...................................   10,002,238         3,000,000
                                                              -----------        ----------
          Total liabilities and business equity.............  $10,714,116        $4,006,198
                                                              ===========        ==========

                            See accompanying notes.

                   CYTOLOGY AND PATHOLOGY AUTOMATION BUSINESS
                     OF ROCHE IMAGE ANALYSIS SYSTEMS, INC.

                            STATEMENTS OF OPERATIONS

                                                                                   PERIOD FROM
                                                                                    JANUARY 1,
                                                     YEAR ENDED DECEMBER 31,         1996 TO
                                                   ----------------------------    NOVEMBER 21,
                                                       1994            1995            1996
                                                   ------------    ------------    ------------
Net sales to LabCorp and its predecessor.........  $    844,593    $    598,174    $    297,047
Net sales to third parties.......................     2,551,717       2,797,656       1,450,162
                                                   ------------    ------------    ------------
                                                      3,396,310       3,395,830       1,747,209
Cost of goods sold...............................     2,599,859       2,413,886       2,796,802
                                                   ------------    ------------    ------------
          Gross profit (loss)....................       796,451         981,944      (1,049,593)
Operating expenses:
  Research and development.......................     3,604,898       5,073,764       3,907,682
  Selling, general and administrative............     8,479,057       7,895,394      11,965,813
                                                   ------------    ------------    ------------
                                                     12,083,955      12,969,158      15,873,495
                                                   ------------    ------------    ------------
          Net loss...............................  $(11,287,504)   $(11,987,214)   $(16,923,088)
                                                   ============    ============    ============

                            See accompanying notes.

                   CYTOLOGY AND PATHOLOGY AUTOMATION BUSINESS
                     OF ROCHE IMAGE ANALYSIS SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                   PERIOD FROM
                                                                                    JANUARY 1,
                                                     YEAR ENDED DECEMBER 31,         1996 TO
                                                   ----------------------------    NOVEMBER 21,
                                                       1994            1995            1996
                                                   ------------    ------------    ------------
Cash flows from operating activities:
  Net loss.......................................  $(11,287,504)   $(11,987,214)   $(16,923,088)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation................................     1,915,481       2,242,320       1,359,527
     Asset impairment write-down.................     1,980,596         506,241       5,256,680
  Changes in operating assets and liabilities:
     Accounts receivable.........................     1,916,368         105,938          31,963
     Inventory...................................      (162,485)     (1,208,216)        403,810
     Other current assets........................       105,086         (15,150)        (14,698)
     Accounts payable............................      (477,270)        157,953             417
     Accrued expenses............................       384,384      (1,024,112)        293,903
                                                   ------------    ------------    ------------
          Net cash used in operating
            activities...........................    (5,625,344)    (11,222,240)     (9,591,486)
Cash flows from investing activities:
  Purchases of property and equipment............    (1,702,032)     (1,800,295)       (328,866)
                                                   ------------    ------------    ------------
          Net cash used in investing
            activities...........................    (1,702,032)     (1,800,295)       (328,866)
Cash flows from financing activities:
  Advances from Roche............................     7,329,932      13,023,796       9,920,850
                                                   ------------    ------------    ------------
          Net cash provided by financing
            activities...........................     7,329,932      13,023,796       9,920,850
                                                   ------------    ------------    ------------
Net increase in cash and cash equivalents........         2,556           1,261             498
Cash and cash equivalents at beginning of
  period.........................................         5,713           8,269           9,530
                                                   ------------    ------------    ------------
Cash and cash equivalents at end of period.......  $      8,269    $      9,530    $     10,028
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

                   CYTOLOGY AND PATHOLOGY AUTOMATION BUSINESS
                     OF ROCHE IMAGE ANALYSIS SYSTEMS, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

  Impairment of Long-Lived Assets

     The Business adopted the Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" ("SFAS 21") in the first quarter of 1996. During 1996, the Business decided to focus on its newer generation PREP and SCREEN systems. Accordingly, the Business evaluated the ongoing value of the older model systems and other equipment included in property and equipment. Based on this evaluation, the Business determined that assets with a carrying amount of approximately $5.4 million were impaired and wrote them down by $3.9 million to their estimated fair value. Fair value was based on the estimated price at which the assets could be sold. Additionally, the Business performed similar evaluations of fair values in 1995 and 1994 and wrote-down certain demonstration equipment and other equipment by approximately $500,000 and approximately $2 million, respectively.

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

                   CYTOLOGY AND PATHOLOGY AUTOMATION BUSINESS
                     OF ROCHE IMAGE ANALYSIS SYSTEMS, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

3. SALES AND ACCOUNTS RECEIVABLE

     The Business operates in a single industry and is engaged in the development and sale of cytology and pathology automation systems for use in clinical laboratory testing. Revenues from significant customers, those representing 10% or more of total revenues for the respective periods, are summarized as follows:

                                                                           PERIOD FROM
                                                           YEARS ENDED      JANUARY 1,
                                                           DECEMBER 31,      1996 TO
                                                           ------------    NOVEMBER 21,
                                                           1994    1995        1996
                                                           ----    ----    ------------
Customer 1...............................................  24.9%   17.6%       17.0%
Customer 2...............................................  19.5      --          --
Customer 3...............................................    --      --        13.7

     The Business sells its products to international customers, however, these sales accounted for less than 10% of total sales during all periods presented.

4. INVENTORY

     Inventory consists of the following:

                                                              DECEMBER 31,   NOVEMBER 21,
                                                                  1995           1996
                                                              ------------   ------------
Raw materials...............................................   $1,119,173     $  802,580
Finished goods..............................................    2,389,583        980,152
                                                               ----------     ----------
                                                               $3,508,756     $1,782,732
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

                   CYTOLOGY AND PATHOLOGY AUTOMATION BUSINESS
                     OF ROCHE IMAGE ANALYSIS SYSTEMS, INC.

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

7. BUSINESS EQUITY

     A summary of the Business equity account activity is as follows:

                                                 ADVANCES     ACCUMULATED
                                                FROM ROCHE      DEFICIT         TOTAL
                                                -----------   ------------   ------------
Balance at December 31, 1993..................  $22,044,244   $ (9,121,016)  $ 12,923,228
  Advances from Roche.........................    7,329,932             --      7,329,932
  Net loss for year...........................           --    (11,287,504)   (11,287,504)
                                                -----------   ------------   ------------
Balance at December 31, 1994..................   29,374,176    (20,408,520)     8,965,656
  Advances from Roche.........................   13,023,796             --     13,023,796
  Net loss for year...........................           --    (11,987,214)   (11,987,214)
                                                -----------   ------------   ------------
Balance at December 31, 1995..................   42,397,972    (32,395,734)    10,002,238
  Advances from Roche.........................    9,920,850             --      9,920,850
  Net loss for period.........................           --    (16,923,088)   (16,923,088)
                                                -----------   ------------   ------------
Balance at November 21, 1996..................  $52,318,822   $(49,318,822)  $  3,000,000
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

                                 EXHIBIT INDEX

EXHIBIT
NUMBER
-------
   3.1    Restated Certificate of Incorporation of the Company. Filed
          as Exhibit 3.5 to the Company's Registration Statement on
          Form S-1 (File No. 333-30227) and incorporated herein by
          reference.
   3.2    Amended and Restated By-laws of the Company. Filed as
          Exhibit 3.7 to the Company's Registration Statement on Form
          S-1 (File No. 333-30227) and incorporated herein by
          reference.
   4.1    Specimen of Common Stock Certificate. Filed as Exhibit 4.1
          to the Company's Registration Statement on Form S-1 (File
          No. 333-30227) and incorporated herein by reference.
  10.1*   Amended and Restated 1996 Equity Incentive Plan (including forms of incentive stock option certificate and nonstatutory stock option certificate). Filed as Exhibit 10.1 to the
          Company's Registration Statement on Form S-1 (File No.
          333-30227) and incorporated herein by reference.
  10.2*   1997 Director Stock Option Plan (including form of director nonstatutory stock option certificate). Filed as Exhibit
          10.2 to the Company's Registration Statement on Form S-1
          (File No. 333-30227) and incorporated herein by reference.
  10.3    Lease Agreement dated as of March 10, 1993 by and between
          Carolina Hosiery Mills, Inc. and Roche Biomedical
          Laboratories, Inc. ("RBL"), the predecessor of the Company's predecessor (including notices of renewal thereof dated
          December 27, 1995 and March 24, 1997). Filed as Exhibit 10.3
          to the Company's Registration Statement on Form S-1 (File
          No. 333-30227) and incorporated herein by reference.
  10.4    Lease Agreement dated as of April 25, 1995 by and between
          RBL, the predecessor of the Company's predecessor, and Roche
          Image Analysis Systems, Inc. ("RIAS"), the Company's
          predecessor (including notices of renewal thereof dated
          January 10, 1996 and March 18, 1997). Filed as Exhibit 10.4
          to the Company's Registration Statement on Form S-1 (File
          No. 333-30227) and incorporated herein by reference.
  10.5+   OEM Supply Agreement dated January 13, 1995 between Tecan AG and RIAS, the Company's predecessor. Filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File
          No. 333-30227) and incorporated herein by reference.
  10.6+   Amendment to the OEM Supply Agreement dated October 14, 1996 between Tecan AG and RIAS, the Company's predecessor. Filed as Exhibit 10.7 to the Company's Registration Statement on
          Form S-1 (File No. 333-30227) and incorporated herein by
          reference.
  10.7    Agreement dated July 26, 1993 by and between Technical
          Precision Plastics, Inc. and RIAS, the Company's
          predecessor. Filed as Exhibit 10.8 to the Company's
          Registration Statement on Form S-1 (File No. 333-30227) and
          incorporated herein by reference.
  10.8    Registration Rights Agreement dated as of November 22, 1996 by and among the Company and the individuals and entities
          listed on Exhibit A thereto (including amendment thereof
          dated June 26, 1997). Filed as Exhibit 10.9 to the Company's
          Registration Statement on Form S-1 (File No. 333-30227) and
          incorporated herein by reference.
  10.9    Contribution Agreement dated as of November 22, 1996 by and among HLR Holdings Inc., RIAS and the Company. Filed as
          Exhibit 10.10 to the Company's Registration Statement on
          Form S-1 (File No. 333-30227) and incorporated herein by
          reference.
  10.10   Form of Indemnification Agreement between the Company and
          its Directors and Executive Officers. Filed as Exhibit 10.11
          to the Company's Registration Statement on Form S-1 (File
          No. 333-30227) and incorporated herein by reference.
  10.11   Lease Agreement dated as of July 28, 1997 by and between
          Carolina Hosiery Mills, Inc. and the Company. Filed as
          Exhibit 10.12 to the Company's Registration Statement on
          Form S-1 (File No. 333-30227) and incorporated herein by
          reference.

EXHIBIT
NUMBER
-------
  10.12   Renewal dated January 6, 1998 of Lease Agreement dated as of
          April 25, 1995 by and between RBL, the predecessor of the
          Company's predecessor, and RIAS, the Company's predecessor.
          Filed as Exhibit 10.12 to the Company's Form 10-K for the
          year ended December 31, 1997 (File No. 0-22885) and
          incorporated herein by reference.
  10.13   Lease Agreement dated July 8, 1998 by and between Laboratory
          Corporation of America(TM) Holdings and AutoCyte, Inc. Filed
          as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1998 (File No. 0-22885) and incorporated herein by reference.
  10.14   Lease Agreement dated June 12, 1998 by and between Carolina
          Hosiery Mills, Inc. and AutoCyte, Inc. Filed as Exhibit 10.1
          to the Company's Form 10-Q for the quarter ended June 30,
          1998 (File No. 0-22885) and incorporated herein by
          reference.
 10.15+   Supply Agreement dated June 1, 1998 by and between Technical
          Precision Plastics, Inc. and AutoCyte, Inc. Filed as Exhibit
          10.2 to the Company's Form 10-Q for the quarter ended June
          30, 1998 (File No. 0-22885) and incorporated herein by
          reference.
 10.16+   Supply Agreement dated March 5, 1998 by and between Tecan AG and AutoCyte, Inc. Filed as Exhibit 10.3 to the Company's
          Form 10-Q for the quarter ended June 30, 1998 (File No.
          0-22885) and incorporated herein by reference.
  10.17   Master Loan and Security Agreement dated December 21, 1998 by and between Oxford Venture Finance, LLC and AutoCyte,
          Inc. Filed herewith.
  23.1    Consent of Ernst & Young LLP, independent auditors to the
          Company. Filed herewith.
  27.1    Financial Data Schedule. Filed herewith (for SEC use only).
  99.1    Important Factors Regarding Forward-Looking Statements.
          Filed herewith.

---------------

* Indicates a management contract or compensatory plan.
+ Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended. Omitted information is identified with asterisks in the appropriate places in the agreement.