Form 10-Q
period 1999-03-31
AUTOCYTE INC
filed 1999-05-14
CIK 1041426

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

                                       OR

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from _____ to _____

                         Commission file number 0-22885




                                 AUTOCYTE, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Delaware                                   56-1995728
-------------------------------------------------------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)


780 Plantation Drive, Burlington, North Carolina                  27215
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


                                 (336) 222-9707
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                  Class                         Outstanding May 11, 1999
                  -----                         ------------------------
       Common Stock, $.01 par value                     12,880,724

                                 AUTOCYTE, INC.

                                      INDEX



PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)................................................2

    Condensed consolidated balance sheets
         March 31, 1999 and December 31, 1998..................................................................2

    Condensed consolidated statements of operations
         Three months ended March 31, 1999 and 1998............................................................3

    Condensed consolidated statements of cash flows
         Three months ended March 31, 1999 and 1998............................................................4

    Notes to condensed consolidated financial statements
         March 31, 1999........................................................................................5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.................6

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.............................................9


PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds............................................................10

Item 6.  Exhibits and Reports on Form 8-K.....................................................................10


Signatures....................................................................................................11

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS:

                                 AUTOCYTE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                      MARCH 31,        DECEMBER 31,
                                                                         1999              1998
                                                                    ------------       ------------
                                                                    (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                      $ 17,876,552       $ 19,986,107
     Accounts receivable, net                                          1,024,525            919,211
     Inventory                                                         2,962,140          3,240,869
     Other current assets                                                685,726            432,578
                                                                    ------------       ------------
       Total current assets                                           22,548,943         24,578,765

Property and equipment, net                                            2,754,619          2,762,995
Goodwill                                                               2,646,875          2,684,375

                                                                    ------------       ------------
       Total assets                                                 $ 27,950,437       $ 30,026,135
                                                                    ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                               $    875,023       $  1,028,788
     Accrued expenses                                                    547,673            534,197
     Deferred revenue                                                    525,883            630,185
     Current portion of long-term debt                                   284,560            191,795
                                                                    ------------       ------------
       Total current liabilities                                       2,233,139          2,384,965

Long-term debt, less current portion                                     923,023            689,782
Other long-term liabilities                                               93,793            104,514

Stockholders' equity:
     Common stock, $0.01 par value; 20,650,000 shares
       authorized; 12,790,800 and 12,729,925 shares issued and
       outstanding at March 31, 1999 and December 31, 1998,
       respectively
                                                                         127,908            127,299
     Additional paid-in capital                                       49,610,577         49,598,025
     Deferred compensation                                            (1,664,825)        (1,880,516)
     Accumulated deficit                                             (23,373,178)       (20,997,934)
                                                                    ------------       ------------
       Total stockholders' equity                                     24,700,482         26,846,874
                                                                    ------------       ------------

       Total liabilities and stockholders' equity                   $ 27,950,437       $ 30,026,135
                                                                    ============       ============



See accompanying notes to condensed consolidated financial statements.

                                 AUTOCYTE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                       1999                1998
                                                   ------------       ------------
Net sales                                          $  1,162,803       $  1,077,078
Cost of goods sold                                      821,062            676,913
                                                   ------------       ------------
     Gross Profit                                       341,741            400,165

Operating expenses:
   Research and development                           1,168,521          1,044,283
   Selling, general and administrative                1,750,030          2,001,700
                                                   ------------       ------------
                                                      2,918,551          3,045,983
                                                   ------------       ------------
Operating loss                                       (2,576,810)        (2,645,818)
Interest income                                         228,209            378,132
Interest expense                                        (26,643)            (4,607)
                                                   ------------       ------------
Net loss                                           $ (2,375,244)      $ (2,272,293)
                                                   ============       ============


Net loss per common share (basic and diluted)      $      (0.19)      $      (0.18)
                                                   ============       ============


Weighted-average common shares outstanding           12,772,969         12,603,993
                                                   ============       ============


See accompanying notes to condensed consolidated financial statements.

                                 AUTOCYTE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           1999               1998
                                                      ------------       ------------
Net cash used in operating activities                 $ (2,175,485)      $ (2,062,671)

Cash flows from investing activities:
   Purchases of property and equipment                    (262,516)          (389,720)
                                                      ------------       ------------
Net cash used in investing activities                     (262,516)          (389,720)

Cash flows from financing activities:
   Proceeds from the exercise of stock options              13,160             33,819
   Decrease in other long-term liabilities                 (10,720)            (2,404)
   Proceeds from long-term debt                            388,505                 --
   Payments on long-term debt                              (62,499)                --
                                                      ------------       ------------
Net cash provided by financing activities                  328,446             31,415

Net decrease in cash and cash equivalents               (2,109,555)        (2,420,976)
Cash and cash equivalents at beginning of period        19,986,107         28,655,082
                                                      ------------       ------------
Cash and cash equivalents at end of period            $ 17,876,552       $ 26,234,106
                                                      ============       ============


See accompanying notes to condensed consolidated financial statements.

                                 AUTOCYTE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 March 31, 1999

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period. The accompanying financial statements should be read in conjunction with the Company's audited consolidated financial statements for the period ended December 31, 1998, included in the Company's Annual Report on Form 10-K (File No. 0-22885).

2. INVENTORY

Inventory consists of the following:


                         MARCH 31,          DECEMBER 31,
                           1999                 1998
                        ----------          ------------
Raw materials           $1,740,636          $  1,685,495
Finished goods           1,221,504             1,555,374
                        ----------          ------------
                        $2,962,140          $  3,240,869
                        ==========          ============

3. NET LOSS PER SHARE OF COMMON STOCK

As the Company incurred losses during all periods presented, the effect of options, warrants and convertible preferred stock is anti-dilutive and accordingly, there is no difference between basic and diluted loss per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

OVERVIEW

AutoCyte, Inc. ("AutoCyte" or the "Company") develops, manufactures and markets the only integrated automated sample preparation and image analysis system to support cytology professionals in cervical cancer screening. The Company is currently pursuing regulatory approval of its products for sale in the United States and has begun sales in several foreign countries. The Company's integrated system is comprised of the AutoCyte PREP System ("PREP") for sample preparation and the AutoCyte SCREEN System ("SCREEN") for image analysis. The Company's Pathology Workstation product line further integrates AutoCyte's product offerings into tools for data handling of cytology and pathology images, and tools for determining prognosis of disease from cytology and pathology specimens.

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

SCREEN is an automated image analysis system which combines proprietary imaging technology and classification software with off-the-shelf computer hardware to screen thin-layer slides prepared using PREP. SCREEN is designed to be an interactive support tool for the cytology professional in the primary screening of cervical cells and may serve quality control and adjunctive testing purposes. By designing PREP and SCREEN to function together, AutoCyte has developed a system which the Company believes will operate with higher throughput and greater diagnostic sensitivity than the conventional Pap smear test and other cervical cancer screening systems.

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


RESULTS OF OPERATIONS

                   Three Months Ended March 31, 1999 and 1998

Net sales increased by 8% from $1.1 million in the first quarter of 1998 to $1.2 million in the first quarter of 1999. The increase was due primarily to higher sales volume of PREP reagents and related consumables as the Company continues to expand its installed base of PREP units, both domestically and internationally. The Company's gross margin during the three months ended March 31, 1999 was 29%, a decrease from 37% in the corresponding period of 1998. This decrease was due primarily to a change in product mix, as a greater percentage of revenues in the first quarter of 1999 were from the lower margin non-gynecological applications of PREP. The Company expects that when and if FDA approval for PREP is received, its margins will improve as sales volume increases and the product mix moves to a greater concentration of the higher margin gynecological applications of PREP.

Operating expenses remained relatively flat during the quarter, decreasing by 4% from $3.0 million in the first quarter of 1998 to $2.9 million in the first quarter of 1999 as the Company continued to control costs while working to complete FDA approval for PREP. Net loss increased 5% from $2.3 million in the first quarter of 1998 to $2.4 million in the first quarter of 1999. Net loss per share was $0.19, an increase from a net loss per share of $0.18 in the first quarter of 1998.

Interest income decreased by 40% from $378,000 in the first quarter of 1998 to $228,000 in the first quarter of 1999, due primarily to the lower average cash balance during 1999.

LIQUIDITY AND CAPITAL RESOURCES

Since its formation on October 24, 1996, the Company's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $23.4 million as of March 31, 1999. The Company has funded its operations primarily through the private placement and public sale of equity securities, resulting in net proceeds of $38.0 million, debt facilities and limited product sales. As of March 31, 1999, the Company had cash and cash equivalents of $17.9 million.

Cash used in the Company's operations was $2.2 million during the three months ended March 31, 1999 and $2.1 million during the corresponding period of 1998. Negative operating cash flow during both periods was caused primarily by operating losses. The Company's capital expenditures were $276,000 during the three months ended March 31,1999. The Company has no material commitments for capital expenditures.

On March 25, 1999, AutoCyte entered into a purchase and sale agreement to acquire the intellectual property estate of Neuromedical Systems, Inc. ("NSI"), a developer of interactive, neural net technology for the computer screening of conventional Pap smears. Under the terms of the agreement, AutoCyte will acquire the entire patent estate, trademarks, regulatory applications, clinical data and all other intellectual and intangible property rights relating to the business of NSI, as well as the right to pursue any claims relating to the patent estate, including a currently pending patent infringement claim against NeoPath, Inc. ("NeoPath"). Concurrent with the execution of the agreement, NSI filed a voluntary Chapter 11 petition in the U.S. Bankruptcy Court for the District of Delaware. If the agreement is approved by the bankruptcy court after a hearing that allows for competitive bids, AutoCyte will acquire these NSI assets for $4.0 million in cash and the issuance of 1.4 million shares of AutoCyte's common stock.

On April 24, 1999, AutoCyte entered into a purchase and sale agreement with NeoPath. The agreement between AutoCyte and NeoPath provides that, subject to completion of the agreement between AutoCyte and NSI and other conditions, NeoPath will acquire an undivided interest in the NSI intellectual property acquired by AutoCyte from NSI. The agreement further provides for termination of pending patent infringement litigation between NeoPath and NSI over the NSI patents included in the NSI intellectual property acquired by AutoCyte from NSI. NeoPath will pay AutoCyte $2.2 million in cash and issue AutoCyte 1,230,000 shares of NeoPath common stock at the later of the transaction closing date or September 1, 1999.

The Company believes that its existing cash and anticipated additional debt and lease financing for internal-use assets, rental placements of PREP and fee-per-use placements of SCREEN (if and when FDA approval is received), will be sufficient to enable the Company to meet its future cash obligations through 1999. The Company's future liquidity and capital requirements will depend upon numerous factors, including the timing of the Company's receipt of FDA approval of its PMA for PREP, the availability of financing for the Company's anticipated equipment lease and rental programs, the level of placements of rental PREP systems and fee-per-use SCREEN systems, the resources required to further develop its marketing and sales capabilities domestically and internationally, the resources required to expand manufacturing capacity and the extent to which the Company's products generate market acceptance and demand. In particular, if the FDA approves the PREP PMA, the Company anticipates that marketing and sales expenditures for the PREP market launch for gynecological uses in the United States, capital expenditures associated with placements of PREP rental units, and expenditures related to manufacturing and other administrative costs will increase significantly. There can be no assurance that the Company will not require additional financing or will not in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's business, financial condition and results of operations.

YEAR 2000 READINESS

AutoCyte has established a task force comprised of experienced personnel from all functional areas to determine the impact the Year 2000 problem will have on our operations. The task force's activities are designed to ensure that there is no adverse effect on our core business operations and that transactions with customers and suppliers are fully supported before, during and after January 1, 2000. The status of AutoCyte's Year 2000 readiness is reported on a regular basis to executive management and the Board of Directors. AutoCyte anticipates achieving complete Year 2000 readiness, including the development of a contingency plan, if necessary, by September 30, 1999. The task force is focusing its efforts on four key areas: products, information technology ("IT") systems, facilities, including non-IT systems, and vendors and service providers.

All shipments of PREP units made subsequent to September 1, 1998 are Year 2000 compliant, and the Company is upgrading non-compliant units in the field in conjunction with routine preventative maintenance visits. Most of the Company's Pathology Workstation products are currently Year 2000 compliant, and the Company is determining an appropriate course of action to deal with non-compliant products. The Company expects to complete its assessment of SCREEN by June 30, 1999. The Company has conducted a review of its internal IT systems and facilities and believes that all of its internal IT systems and facilities are Year 2000 compliant. The Company also has initiated correspondence with significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems could effect the Company's operations. While AutoCyte believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that systems of other entities on which it relies, including financial institutions, customers, service providers, public utilities and governments, will be converted on a timely basis and will not have a material effect on our operations. AutoCyte is dependent on certain sole-source suppliers. Failure on the part of those suppliers to become Year 2000 compliant could affect our ability to obtain product from those suppliers and could adversely affect operations and financial results. To-date, AutoCyte has not incurred material costs in addressing the Year 2000, and the remaining costs of the Year 2000 initiatives are not expected to be material to our results of operation or financial position.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK:

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

                           PART II. OTHER INFORMATION

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS:

Use of proceeds information is provided herewith in connection with the Company's initial public offering (the "Offering") of shares of its common stock. The Company's Registration Statement on Form S-1 (File No. 333-30227) was declared effective by the Securities and Exchange Commission on September 4, 1997. The first closing for the Offering was held on September 10, 1997 and a second overallotment closing was held on October 10, 1997. The Offering has terminated.

In the aggregate the Company sold in its two closings 3,125,000 shares (with an aggregate offering price to the public of $31,250,000) out of the 3,565,000 shares of Common Stock (with an aggregate offering price of $35,650,000) registered in the Offering. The managing underwriters of the Offering were SBC Warburg Dillon Read Inc. and UBS Securities.

In connection with the Offering, the Company incurred the following expenses through March 31, 1999: underwriting discounts and commissions of $2,187,000 and other expenses of $1,169,339. After expenses, the Company's net proceeds from the Offering were $27,893,661. From September 4, 1997 (the effective date of the Company's Registration Statement on Form S-1) through March 31, 1999, the amount of net offering proceeds used by the Company was as follows: $2,519,761 for purchases of machinery and equipment including customer rental assets, $11,465,927 to fund current operations (of which $2,018,815 was paid to officers of the Company), $1,312,354 for working capital purposes, and the remaining $12,595,619 was invested in short-term securities.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K:

(a)      Exhibits. See exhibit index on page 12.
(b)      Reports on Form 8-K.  None

                                 AUTOCYTE, INC.
                                    FORM 10-Q
                                 MARCH 31, 1999



                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                AUTOCYTE, INC.


DATE:  May 14, 1999                    BY: /s/ William O. Green
                                          ---------------------
                                               William O. Green
                                               Duly Authorized Officer and
                                               Principal Financial Officer

                                  EXHIBIT INDEX


Number             Description
------             -----------
10.1               Amendment dated March 2, 1999 to Lease Agreement dated July 28, 1997 between Carolina Hosiery Mills, Inc. and AutoCyte, Inc.  Filed
                   herewith.

10.2               Asset Purchase Agreement by and between AutoCyte, Inc. and
                   Neuromedical Systems, Inc. dated as of March 25, 1999.  Filed herewith.

27 Financial Data Schedule (for EDGAR filing purposes only). Filed herewith.


-------------------------------------------------------------------------------