Form 10-Q
period 1999-06-30
AUTOCYTE INC
filed 1999-08-13
CIK 1041426

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

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
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

The number of shares outstanding of each of the issuer's classes of common stock as of

                  Class                         Outstanding at August 11, 1999
                  -----                         ------------------------------

         Common Stock, $.01 par value                    14,292,573

                                 AUTOCYTE, INC.

                                      INDEX



PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).......................................2

    Condensed consolidated balance sheets
           June 30, 1999 and December 31, 1998........................................................2

    Condensed consolidated statements of operations
           Three months ended June 30, 1999 and 1998; Six months
           ended June 30, 1999 and 1998...............................................................3

    Condensed consolidated statements of cash flows
           Six months ended June 30, 1999 and 1998....................................................4

    Notes to condensed consolidated financial statements
           June 30, 1999..............................................................................5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................................11


PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds...................................................12

Item 4.  Submission of Matters to a Vote of Security Holders.........................................12

Item 6.  Exhibits and Reports on Form 8-K............................................................13


Signatures...........................................................................................14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

                                 AUTOCYTE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           JUNE 30,             DECEMBER 31,
                                                                             1999                   1998
                                                                         ------------           ------------
                                                                          (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                           $ 11,817,123           $ 19,986,107
     Accounts receivable                                                      980,642                919,211
     Inventory                                                              3,229,746              3,240,869
     Other current assets                                                     409,011                353,878
                                                                         ------------           ------------
       Total current assets                                                16,436,522             24,500,065

Property and equipment                                                      2,601,629              2,762,995
Intangible assets                                                          13,348,886              2,763,075
                                                                         ------------           ------------
       Total assets                                                      $ 32,387,037           $ 30,026,135
                                                                         ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                    $  1,853,503           $  1,028,788
     Accrued expenses                                                         655,517                534,197
     Deferred revenue                                                         415,693                630,185
     Current portion of long-term debt                                        284,557                191,795
                                                                         ------------           ------------
       Total current liabilities                                            3,209,270              2,384,965

Long-term debt, less current portion                                          833,300                689,782
Other long-term liabilities                                                    87,240                104,514

Stockholders' equity:
     Common stock, $0.01 par value; 20,650,000 shares
        authorized; 14,286,392 and 12,729,925 shares issued and
        outstanding at June 30, 1999 and December 31, 1998,
        respectively                                                          142,864                127,299
     Additional paid-in capital                                            59,068,268             49,598,025
     Deferred compensation                                                 (1,449,134)            (1,880,516)
     Accumulated deficit                                                  (29,504,771)           (20,997,934)
                                                                         ------------           ------------
       Total stockholders' equity                                          28,257,227             26,846,874
                                                                         ------------           ------------
       Total liabilities and stockholders' equity                        $ 32,387,037           $ 30,026,135
                                                                         ============           ============


See accompanying notes to condensed consolidated financial statements.

                                 AUTOCYTE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                JUNE 30,                               JUNE 30,
                                                        1999                1998                1999                1998
                                                    ------------        ------------        ------------        ------------

Sales                                               $  1,186,608        $  1,202,441        $  2,349,410        $  2,279,518
Cost of sales                                            990,411             804,393           1,811,473           1,481,306
                                                    ------------        ------------        ------------        ------------
     Gross profit                                        196,197             398,048             537,937             798,212

Operating expenses:
   Research and development                            1,117,068           1,229,050           2,285,589           2,273,333
   Selling, general and administrative                 1,878,344           1,839,932           3,628,373           3,841,632
   Nonrecurring expenses                               3,481,235                --             3,481,235                --
                                                    ------------        ------------        ------------        ------------
                                                       6,476,647           3,068,982           9,395,197           6,114,965
                                                    ------------        ------------        ------------        ------------
Operating loss                                        (6,280,450)         (2,670,934)         (8,857,260)         (5,316,753)
Interest income                                          183,887             343,540             412,096             721,672
Interest expense                                         (35,030)             (3,224)            (61,673)             (7,831)
                                                    ------------        ------------        ------------        ------------
Net loss                                            $ (6,131,593)       $ (2,330,618)       $ (8,506,837)       $ (4,602,912)
                                                    ============        ============        ============        ============

Net loss per common share (basic and diluted)       $      (0.45)       $      (0.18)       $      (0.65)       $      (0.36)
                                                    ============        ============        ============        ============

Weighted-average common
 shares outstanding                                   13,557,131          12,670,210          13,163,406          12,637,903
                                                    ============        ============        ============        ============


See accompanying notes to condensed consolidated financial statements.

                                 AUTOCYTE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                              1999                   1998
                                                          ------------           ------------

Net cash used in operating activities                     $ (3,822,040)          $ (4,510,127)

Cash flows from investing activities:
   Purchases of property and equipment                        (373,147)              (816,179)
   Additions to intangible assets                           (4,228,611)               (42,737)
                                                          ------------           ------------
Net cash used in investing activities                       (4,601,758)              (858,916)

Cash flows from financing activities:
   Proceeds from the issuance of stock                          35,808                 35,227
   Reduction in long-term liabilities                          (17,274)                (4,037)
   Proceeds from long-term debt                                388,505                   --
   Payments on long-term debt                                 (152,225)                  --
                                                          ------------           ------------
Net cash provided by financing activities                      254,814                 31,190

Net decrease in cash and cash equivalents                   (8,168,984)            (5,337,853)
Cash and cash equivalents at beginning of period            19,986,107             28,655,082
                                                          ------------           ------------
Cash and cash equivalents at end of period                $ 11,817,123           $ 23,317,229
                                                          ============           ============

See accompanying notes to condensed consolidated financial statements.

                                 AUTOCYTE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 1999

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

2. INVENTORY

Inventory consists of the following:

                                          JUNE 30,   DECEMBER 31,
                                            1999         1998
                                        ------------ ------------

Raw materials                           $  2,120,533 $  1,685,495
Finished goods                             1,109,213    1,555,374
                                        ------------ ------------
                                        $  3,229,746 $  3,240,869
                                        ============ ============

3. NET LOSS PER SHARE OF COMMON STOCK

As the Company incurred losses during all periods presented, the effect of options, warrants and convertible preferred stock is anti-dilutive and accordingly, there is no difference between basic and diluted loss per share.

4. ACQUISITION OF INTELLECTUAL PROPERTY

On March 25, 1999, AutoCyte, Inc. ("AutoCyte") entered into a purchase and sale agreement to acquire the intellectual property estate of Neuromedical Systems, Inc. ("NSI"), a developer of interactive, neural net technology for the computer screening of conventional Pap smears. Under the terms of the agreement, AutoCyte agreed to acquire the entire patent estate (including the right to pursue any claims relating to the patent estate), trademarks, regulatory applications, clinical data and all other intellectual and intangible property rights relating to the business of NSI, which, concurrent with the execution of the agreement, filed a voluntary Chapter 11 petition in the U.S. Bankruptcy Court for the District of Delaware. The bankruptcy court approved this agreement and the transaction closed on May 17, 1999.

                                 AUTOCYTE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 1999

4. ACQUISITION OF INTELLECTUAL PROPERTY (CONTINUED)

The purchase price consisted of:

Cash consideration and transaction costs                $ 4,201,340
Common stock                                              9,450,000
                                                        -----------
                                                        $13,651,340
                                                        ===========

The purchase price was allocated as follows:

Patents                                                 $ 9,390,000
In-process research and development                       2,922,000
Core technology                                           1,339,340
                                                        -----------
                                                        $13,651,340
                                                        ===========

The Company charged to expense at the date of acquisition $2,922,000 relating to the portion of the purchase price allocated to those in-process research and development projects where technological feasibility had not yet been established.

5.  MERGER WITH NEOPATH

On June 4, 1999, AutoCyte entered into an agreement to merge with NeoPath, Inc. ("NeoPath") in a transaction expected to be accounted for as a pooling of interests. Under the terms of the agreement, each outstanding share of NeoPath common stock will be exchanged for 0.7903 shares of AutoCyte common stock. Based on a total of approximately 17,440,000 shares of NeoPath common stock outstanding on June 30, 1999, AutoCyte would issue approximately 13,783,000 shares of AutoCyte common stock. This transaction is expected to be completed in the second half of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

OVERVIEW

AutoCyte, Inc. develops, manufactures and markets the only integrated automated sample preparation and image analysis system to support professionals in cervical cancer screening. AutoCyte's integrated system is comprised of two separate products: the AutoCyte PREP System(TM) for sample preparation and the AutoCyte SCREEN System(TM) for image analysis. On June 17, 1999, AutoCyte received regulatory approval from the FDA to market PREP as a replacement for the conventional Pap smear preparation. AutoCyte is currently seeking regulatory approval of SCREEN for sale in the United States for cervical cancer screening. AutoCyte began sales of PREP in the United States for non-gynecologic applications in 1993 and with recent FDA approval has begun selling PREP in the United States for gynecologic applications, its principal application. In addition, AutoCyte's Pathology Workstation product line works with some of AutoCyte's other product offerings to provide tools for data storage and transmission of cellular and tissue images, and tools for diagnosis of disease from cytology and pathology specimens.

PREP is a proprietary automated liquid-based sample preparation system that prepares slides with a homogeneous layer, or "thin-layer," of cervical cells. AutoCyte designed PREP to operate both as an independent sample preparation system and with SCREEN as part of an integrated diagnostic system. AutoCyte believes PREP will improve laboratory productivity and reduce interpretation errors, as compared to conventional Pap smears, by producing cell samples that are:

--       clearer than conventional Pap smear samples;

--       more uniform than conventional Pap smear samples; and

--       easier to interpret than conventional Pap smear samples.

SCREEN is an automated image analysis system that combines AutoCyte's own imaging technology and classification software with off-the-shelf computer hardware to screen and classify slides prepared using PREP. AutoCyte designed SCREEN to be an interactive support tool for the laboratory professional in the primary screening of cervical cells. SCREEN may also serve quality control and adjunctive testing purposes. By designing PREP and SCREEN to function together, AutoCyte has developed a system which AutoCyte believes will operate at a higher production level and with greater diagnostic sensitivity than the conventional Pap smear test and other cervical cancer screening systems.

On June 17, 1999 AutoCyte received FDA approval to market PREP for cervical cancer screening. AutoCyte cannot market SCREEN in the United States for use in screening thin-layer slides for cervical cancer until it receives PMA approval from the FDA. AutoCyte expects to generate a substantial majority of its future revenues from PREP and SCREEN. AutoCyte's long-term revenues and future success are partially dependent upon its ability to obtain regulatory approval for, and market and commercialize SCREEN for, cervical cancer screening in the United States and abroad.

AutoCyte generates PREP revenue from both system sales and rentals. For system sales, customers purchase the PREP instrument and make separate purchases of related reagents and other disposables. For system rentals, AutoCyte places the PREP instrument at the customer's site and charges the customer for reagents and other disposables at a price that includes a rental charge for the equipment. The term of the PREP rental program is typically three years. For SCREEN customers in the United States, AutoCyte intends to place instruments without charge at customer locations and to charge customers on a per test, or fee-per-use, basis. In foreign markets, AutoCyte plans to either sell or license SCREEN. An important element of AutoCyte's business strategy is to obtain third-party financing to support rentals of PREP and fee-per-use placements of SCREEN. Financing for rentals of PREP is currently in place. AutoCyte cannot guarantee that it will be able to obtain sufficient financing or, if so, on favorable terms. AutoCyte's failure to obtain sufficient financing could have a material adverse effect on its business, financial condition and results of operations.

AutoCyte's future revenues and the results of its operations may change significantly from quarter to quarter and will depend on many factors, including:

--       the timing of FDA approval for SCREEN;

--       the extent to which the AutoCyte's products gain market acceptance;

--       the timing and volume of sales and rental orders;

--       regulatory and reimbursement matters;

--       introduction of alternative technologies by competitors;

--       pricing of competitive products; and

-- the cost and effect of promotional discounts and marketing programs AutoCyte adopts.

Having received FDA approval to market PREP for gynecological uses, AutoCyte expects its marketing and sales expenditures to increase significantly. AutoCyte also anticipates that research and development expenses, both in the areas of product enhancement and new product development, and manufacturing expenses will also increase as product commercialization increases. AutoCyte additionally expects to incur compensation expense of $1.4 million as its deferred compensation balance is amortized.

RESULTS OF OPERATIONS

                    Three Months Ended June 30, 1999 and 1998

Revenues for the second quarter of 1999 remained flat at $1.2 million. The Company's gross margin during the three months ended June 30, 1999 was 17%, a decrease from 33% in the corresponding period of 1998. This decrease was due primarily to a change in product mix, as a greater percentage of revenues in the first half of 1999 were from the lower margin non-gynecologic applications of PREP. With the recent FDA approval of PREP, we expect that our margins will improve as sales volume increases and the product mix moves to a greater concentration of the higher margin gynecologic applications of PREP.

Operating expenses for the second quarter of 1999 were $6.5 million, a 111% increase from $3.1 million in the second quarter of 1998. The increase was due primarily to $3.5 million of non-recurring expenses incurred in the second quarter of 1999, consisting of $2.9 million of in-process research and development acquired from Neuromedical Systems, Inc. and $600,000 of expenses associated with the pending merger with NeoPath, Inc.

Interest income for the second quarter of 1999 was $184,000, a decrease of 46% from $344,000 in the corresponding quarter of 1998, primarily attributable to the lower average cash balance during 1999.

The net loss for the second quarter of 1999 was $6.1 million, an increase of $3.8 million from the second quarter of 1998 loss of $2.3 million. This increase was due primarily to the non-recurring expenses incurred in 1999. Net loss per share was $0.45, an increase from a net loss per share of $0.18 in the second quarter of 1998.

                     Six Months Ended June 30, 1999 and 1998

Net sales for the six months ended June 30, 1999 were $2.3 million, consistent with the corresponding period of 1998. The Company's gross margin during the six months ended June 30, 1999 was 23%, a decrease from 35% in the corresponding period of 1998. This decrease was due primarily to a change in product mix, as a greater percentage of revenues in the first half of 1999 were from the lower margin non-gynecologic applications of PREP. With the recent FDA approval of PREP, we expect that our margins will improve as sales volume increases and the product mix moves to a greater concentration of the higher margin gynecologic applications of PREP.

Operating expenses increased 54% from $6.1 million in the first half of 1998 to $9.4 million in the first half of 1999. This increase was due primarily to $3.5 million of non-recurring expenses incurred in the second quarter of 1999, consisting of $2.9 million of in-process research and development acquired from Neuromedical Systems, Inc. and $600,000 of expenses associated with the pending merger with NeoPath.

Interest income decreased by 43% from $722,000 in the first half of 1998 to $412,000 in the first half of 1999, due primarily to the lower average cash balance during 1999.

Net loss increased 85% from $4.6 million in the first half of 1998 to $8.5 million in the first half of 1999, due primarily to the non-recurring expenses incurred in 1999. Net loss per share was $0.65, an increase from a net loss per share of $0.36 in the corresponding period of 1998.

LIQUIDITY AND CAPITAL RESOURCES

Since AutoCyte's formation on October 24, 1996, its expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $29.5 million as of June 30, 1999. AutoCyte has funded its operations primarily through the private placement and public sale of equity securities, resulting in net proceeds of $38.0 million, debt facilities and limited product sales. As of June 30, 1999, AutoCyte had cash and cash equivalents of $11.8 million.

On May 17, 1999 AutoCyte completed is acquisition of the intellectual property estate of Neuromedical Systems, Inc. ("NSI") for $4.0 million in cash and the issuance of 1.4 million shares of AutoCyte common stock. Concurrent with the execution of an asset purchase agreement on March 25, 1999, NSI filed a voluntary Chapter 11 petition in the U.S. Bankruptcy Court for the District of Delaware. AutoCyte's purchase of the intellectual property estate was completed when the bankruptcy court subsequently approved the transaction.

Cash used in AutoCyte's operations was $3.8 million during the six months ended June 30, 1999 and $4.5 million during the corresponding period of 1998. Negative operating cash flow during both periods was caused primarily by operating losses. AutoCyte's capital expenditures were $373,000 during the six months ended June 30, 1999 and $816,000 during the corresponding period of 1998. A significant portion of the capital expenditures were attributable to the purchase of PREP units for rental and demonstration purposes. AutoCyte has no material commitments for capital expenditures.

On June 4, 1999, AutoCyte entered into an agreement to merge with NeoPath, Inc. ("NeoPath") in a transaction expected to be accounted for as a pooling of interests. Under the terms of the agreement, each outstanding share of NeoPath common stock will be exchanged for 0.7903 shares of AutoCyte common stock. Based on a total of approximately 17,440,000 shares of NeoPath common stock outstanding on June 30, 1999, AutoCyte would issue approximately 13,783,000 shares of AutoCyte common stock. The closing of this transaction is dependent on the satisfaction of certain conditions, including approval by the stockholders of both AutoCyte and NeoPath. This transaction is expected to be completed in the second half of 1999.

AutoCyte believes that its existing cash and existing or anticipated additional debt and lease financing for internal use assets, rental placements of PREP and fee-per-use placements of SCREEN (if and when FDA approval for SCREEN is received), will be sufficient to enable it to meet its future cash obligations through mid 2000. AutoCyte's future liquidity and capital requirements will depend upon numerous factors, including:

-- the availability of financing for AutoCyte's anticipated equipment lease and rental programs;

-- the level of placements of rental PREP systems and fee-per-use SCREEN systems;

-- the resources required to further develop AutoCyte's marketing and sales capabilities domestically and internationally;

-- the resources required to expand manufacturing capacity and the extent to which AutoCyte's products generate market acceptance and demand; and

--       the timing and success of the merger with NeoPath.

In particular, AutoCyte anticipates that marketing and sales expenditures for the PREP market launch for gynecological uses in the United States and expenditures related to manufacturing and other administrative costs will increase significantly. AutoCyte cannot guarantee that it will not require additional financing or will not in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when AutoCyte needs it or on terms AutoCyte finds acceptable. AutoCyte's failure to obtain funding would have a material adverse effect on the its business, financial condition and results of operations. Additionally, if the transaction with NeoPath is completed, AutoCyte expects that it will incur substantial expenses integrating the two businesses and that certain operating expenses will increase and remain higher for the combined companies than their current levels. This may cause AutoCyte to need to raise additional capital sooner than it might otherwise.

YEAR 2000 READINESS

AutoCyte has established a task force comprised of experienced personnel from all functional areas to determine the impact the Year 2000 problem will have on its operations. The task force's activities are designed to ensure that there is no adverse effect on AutoCyte's core business operations and that transactions with customers and suppliers are fully supported before, during and after January 1, 2000. The status of AutoCyte's Year 2000 readiness is reported on a regular basis to executive management and the board of directors. AutoCyte anticipates achieving complete Year 2000 readiness, including the development of a contingency plan, if necessary, by September 30, 1999. The task force is focusing its efforts on four key areas: products, information technology systems, facilities, including non-information technology systems, and vendors and service providers.

All shipments of PREP units made subsequent to September 1, 1998 are Year 2000 compliant, and AutoCyte is upgrading non-compliant units in the field in conjunction with routine preventative maintenance visits. Most of AutoCyte's Pathology Workstation products are currently Year 2000 compliant, and AutoCyte is determining an appropriate course of action to deal with non-compliant products. AutoCyte expects to complete its assessment of SCREEN by September 1999. AutoCyte has conducted a review of its internal information technology systems and facilities and believes that all of its internal information technology systems and facilities are Year 2000 compliant. AutoCyte also has initiated correspondence with significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remedy Year 2000 issues where their systems could effect AutoCyte's operations. While AutoCyte believes its planning efforts are adequate to address our Year

2000 concerns, there can be no guarantee that systems of other entities on which AutoCyte relies, including financial institutions, customers, service providers, public utilities and governments, will be converted on a timely basis and will not have a material effect on AutoCyte's operations. AutoCyte is dependent on certain sole-source suppliers. Failure on the part of those suppliers to become Year 2000 compliant could affect AutoCyte's ability to obtain product from those suppliers and could adversely affect operations and financial results. To date, AutoCyte has not incurred material costs in addressing the Year 2000, and the remaining costs of the Year 2000 initiatives are not expected to be material to AutoCyte's results of operation or financial position.

CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS

This report contains forward looking statements which are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's operating results and financial condition have varied and may in the future vary significantly depending on a number of factors. The statements contained in this report which are not strictly historical information, including, without limitation, statements regarding the receipt of regulatory approvals, implementation of the Company's full-scale marketing and sales activities, management's plans and objectives for future operations, product plans and performance, management's assessment of market factors, as well as statements regarding the strategy and plans of the Company, constitute forward looking statements which involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. These factors include the Company's early stage of development and limited sales to date, uncertainty of FDA approval of one of its principal products, uncertainty of market acceptance of the Company's principal products, competition and technological change, history of operating losses and uncertainty of future profitability, dependence on a limited number of products, the possibility of future capital needs and the uncertainty of availability of additional financing, dependence on patents, copyrights, licenses and proprietary rights, risk of third-party claims of infringement, extensive government regulation, dependence on third-party reimbursement, international sales and operations risks, limited marketing and sales resources, risk associated with product liability claims, limited number of potential customers, limited manufacturing experience, and dependence on single or limited-source suppliers. Such factors, among others, are described in greater detail in Exhibit 99.1 to the Company's Annual Report on Form 10-K (File No. 0-22885) under the heading "Important Factors Regarding Forward-Looking Statements." These factors may have a material adverse effect upon the Company's business, results of operations and financial conditions. Because of these and other factors, past financial performance should not be considered an indication of future performance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

AutoCyte's financial results and cash flows are subject to fluctuation due to changes in interest rates primarily from its investment of available cash balances in highly rated institutions. AutoCyte's current policies do not allow it to use interest rate derivative instruments to manage exposure to interest rate changes. AutoCyte does not expect its operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

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

In connection with the Offering, the Company incurred the following expenses through June 30, 1999: underwriting discounts and commissions of $2,187,000 and other expenses of $1,169,339. After expenses, the Company's net proceeds from the Offering were $27,893,661. From September 5, 1997 (the effective date of the Company's Registration Statement on Form S-1) through June 30, 1999, the amount of net offering proceeds used by the Company was as follows: $2,630,393 for purchases of machinery and equipment, $4,307,311 for the purchase of intangible assets, $14,062,907 to fund current operations (of which $2,359,813 was paid to officers of the Company), $283,231 for working capital purposes, and the remaining $6,609,819 was invested in short-term securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Annual Meeting of Stockholders held on May 26, 1999, the Company's stockholders voted as follows:

(a) To reelect Richard A. Charpie Ph.D. and Robert E. Curry Ph.D., to the Board of Directors, for a three-year term.

         Nominee                    Vote "FOR"                Vote Withheld

Richard A. Charpie Ph.D.            10,209,684                    315,190

Robert E. Curry Ph.D.               10,209,684                    315,190

There were no broker non-votes or abstentions with respect to this matter.

The terms in office of James B. Powell, M.D., Thomas P. Mac Mahon and Susan E. Whitehead continued after the meeting.

(b) To ratify the selection by the Board of Directors of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1999.


Total Vote For the Proposal:                                    10,518,784
Total Vote Against the Proposal:                                     4,690
Abstentions:                                                         1,400
Broker Non-Votes:                                                      134

(c) To amend the Company's Amended and Restated 1996 Equity Incentive Plan to increase the number of shares of Common Stock available for issuance pursuant to awards under the plan by 900,000 shares from 2,086,325 to 2,986,325.

Total Vote For the Proposal:                                     8,774,094
Total Vote Against the Proposal:                                   338,732
Abstentions:                                                         7,400
Broker Non-Votes:                                                      134

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)      Exhibits. None.
(b)      Reports on Form 8-K.

             On June 1, 1999, AutoCyte filed a Current Report on Form 8-K to announce the completion of its acquisition of the intellectual property estate of Neuromedical Systems, Inc.

             On June 23, 1999, AutoCyte filed a Current Report on Form 8-K to announce that it had entered into an Agreement and Plan of Merger pursuant to which a wholly owned subsidiary of AutoCyte will be merged with and into NeoPath, with NeoPath becoming a wholly owned subsidiary of AutoCyte.

             On August 6, 1999, AutoCyte filed an amendment to its June 1, 1999 Current Report on Form 8-K to include proforma financial information of AutoCyte giving effect to its acquisition on May 17, 1999 of the intellectual property estate of Neuromedical Systems, Inc.

                                 AUTOCYTE, INC.
                                    FORM 10-Q
                                  JUNE 30, 1999



                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               AUTOCYTE, INC.


DATE:  August 13, 1999                         BY: /s/ William O. Green
                                                  ---------------------
                                               William O. Green
                                               Duly Authorized Officer and
                                               Principal Financial Officer