Form 10-Q
period 1999-09-30
TRIPATH IMAGING INC
filed 1999-11-15
CIK 1041426

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from to

                         Commission file number 0-22885




                              TRIPATH IMAGING, INC.
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

The number of shares outstanding of each of the issuer's classes of common stock as of

                  Class                       Outstanding at November 11, 1999
                  -----                       --------------------------------

         Common Stock, $.01 par value                  28,086,674

                              TRIPATH IMAGING, INC.

                                      INDEX



PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).....................................2

    Condensed consolidated balance sheets
           September 30, 1999 and December 31, 1998.................................................2

    Condensed consolidated statements of operations
           Three months ended September 30, 1999 and 1998;
           Nine months ended September 30, 1999 and 1998............................................3

    Condensed consolidated statements of cash flows
           Nine months ended September 30, 1999 and 1998............................................4

    Notes to condensed consolidated financial statements
           September 30, 1999.......................................................................5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................12


PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.................................................13

Item 4.  Submission of Matters to a Vote of Security Holders.......................................14

Item 6.  Exhibits and Reports on Form 8-K..........................................................14


Signatures.........................................................................................15

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

                              TRIPATH IMAGING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                         SEPTEMBER 30,          DECEMBER 31,
                                                                              1999                 1998
                                                                         -------------         -------------
ASSETS
Current assets:
    Cash and cash equivalents                                            $  14,809,292         $  25,565,974
    Securities available-for-sale                                            1,056,566             3,374,549
    Accounts receivable                                                      4,706,353             3,930,289
    Inventory                                                                8,622,630             9,985,286
    Other current assets                                                       666,362               746,293
                                                                         -------------         -------------
       Total current assets                                                 29,861,203            43,602,391

Customer-use assets                                                         16,522,236            15,504,888
Property and equipment                                                       3,341,779             5,391,764
Deposits and other assets                                                      328,172               913,850
Intangible assets                                                           11,846,588             2,763,075
                                                                         -------------         -------------
       Total assets                                                      $  61,899,978         $  68,175,968
                                                                         =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                     $   1,981,745         $   3,973,040
    Accrued expenses                                                         5,753,935             3,447,135
    Deferred revenue                                                           767,213               962,670
    Current portion of long-term debt                                        2,296,315             2,666,795
                                                                         -------------         -------------
       Total current liabilities                                            10,799,208            11,049,640

Long-term debt, less current portion                                         1,127,162             1,928,413
Other long-term liabilities                                                    115,863               122,910

Stockholders' equity:
    Common stock, $0.01 par value; 49,000,000 shares authorized;
       28,085,056 and 24,192,928 shares issued and outstanding at
       September 30, 1999 and December 31, 1998, respectively                  280,851               241,929
    Additional paid-in capital                                             214,849,491           191,540,956
    Deferred compensation                                                     (946,712)           (1,880,516)
    Accumulated other comprehensive loss                                        (1,581)              (15,731)
    Accumulated deficit                                                   (164,324,304)         (134,811,633)
                                                                         -------------         -------------
       Total stockholders' equity                                           49,857,745            55,075,005
                                                                         -------------         -------------
       Total liabilities and stockholders' equity                        $  61,899,978         $  68,175,968
                                                                         =============         =============

See accompanying notes to condensed consolidated financial statements.

                              TRIPATH IMAGING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                             SEPTEMBER 30,                        SEPTEMBER 30,
                                                       1999               1998               1999               1998
                                                   ------------       ------------       ------------       ------------
Revenues                                           $  4,771,547       $  3,097,237       $ 12,086,245       $ 13,247,911
Cost of revenues                                      2,564,633          1,839,216          7,128,481          7,733,122
                                                   ------------       ------------       ------------       ------------
     Gross profit                                     2,206,914          1,258,021          4,957,764          5,514,789

Operating expenses:
   Research and development                           2,764,452          3,930,595          9,830,261         12,161,171
   Selling, general and administrative                4,546,538          6,242,000         13,869,553         19,919,464
   Transaction, integration and restructuring
     costs                                            7,390,464               --            8,445,343               --
   In-process research and development                     --                 --            2,922,000               --
                                                   ------------       ------------       ------------       ------------
                                                     14,701,454         10,172,595         35,067,157         32,080,635
                                                   ------------       ------------       ------------       ------------
Operating loss                                      (12,494,540)        (8,914,574)       (30,109,393)       (26,565,846)
Interest income                                         214,588            513,730            927,645          1,868,478
Interest expense                                       (108,362)          (124,908)          (330,923)          (157,306)
                                                   ------------       ------------       ------------       ------------
Net loss                                           $(12,388,314)      $ (8,525,752)      $(29,512,671)      $(24,854,674)
                                                   ============       ============       ============       ============


Net loss per common share (basic and diluted)      $      (0.44)      $      (0.35)      $      (1.09)      $      (1.03)
                                                   ============       ============       ============       ============

Weighted-average common
 Shares outstanding                                  28,080,602         24,129,873         26,990,921         24,076,615
                                                   ============       ============       ============       ============


         See accompanying notes to condensed consolidated financial statements.

                              TRIPATH IMAGING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                     1999                 1998
                                                                 ------------         ------------
OPERATING ACTIVITIES
Net loss                                                         $(29,512,671)        $(24,854,674)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization                                     6,219,263            5,619,845
  Non-cash restructuring costs                                      4,239,489                 --
  Purchased in-process research and development                     2,922,000                 --
  Other non-cash items                                                180,639              419,732
Change in operating assets and liabilities:
   Accounts receivable                                             (1,153,766)            (118,815)
   Inventory                                                       (4,832,315)          (5,065,158)
   Other current assets                                                79,931             (181,088)
   Other assets                                                       585,677             (568,255)
   Accounts payable and other current liabilities                    (161,899)             431,834
                                                                 ------------         ------------
Net cash used in operations                                       (21,433,652)         (24,316,579)

INVESTING ACTIVITIES
   Purchases of property and equipment                               (451,614)          (1,303,675)
   Purchases of securities available-for-sale                      (7,199,372)            (792,721)
   Maturities of securities available-for-sale                      9,376,072           15,472,375
   Additions to intangible assets                                  (4,259,086)             (83,204)
   Other                                                                 --                 (3,778)
                                                                 ------------         ------------
Net cash (used in) provided by investing activities                (2,534,000)          13,288,997

FINANCING ACTIVITIES
   Issuance of common stock under employee stock purchase
     plan                                                              46,769                 --
   Exercise of options and warrants                                   115,150              134,039
   Proceeds from private issuance of stock                         14,411,255                 --
   Other                                                             (190,473)                (763)
   Proceeds from long-term debt                                       946,444            4,950,000
   Payments on long-term debt                                      (2,118,175)            (617,619)
                                                                 ------------         ------------
Net cash provided by financing activities                          13,210,970            4,465,657

Net decrease in cash and cash equivalents                         (10,756,682)          (6,561,925)
Cash and cash equivalents at beginning of period                   25,565,974           31,964,052
                                                                 ------------         ------------
Cash and cash equivalents at end of period                       $ 14,809,292         $ 25,402,127
                                                                 ============         ============

See accompanying notes to condensed consolidated financial statements.

                              TRIPATH IMAGING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 1999

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is presumed that users of this interim financial information have read or have access to the audited financial statements for the preceding fiscal year (refer to Note 2). The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period.

2. MERGERS AND ACQUISITIONS

On September 30, 1999, AutoCyte, Inc. ("AutoCyte") merged with NeoPath, Inc. ("NeoPath") in exchange for approximately 13.8 million shares of AutoCyte common stock. The transaction has been accounted for as a pooling of interests. In conjunction with the merger, the Company changed its name from AutoCyte, Inc. to TriPath Imaging, Inc. ("TriPath" or the "Company"). The accompanying unaudited condensed consolidated financial statements include operations of the combined companies for all periods presented. The results of operations for the operations for the separate companies and the combined amounts presented in the consolidated financial statements are as follows:


                                        THREE MONTHS ENDED                         NINE MONTHS ENDED
                                           SEPTEMBER 30,                             SEPTEMBER 30,
                                     1999                 1998                1999                 1998
                                --------------       --------------      --------------       --------------
Net loss:
  AutoCyte                      $   (5,912,941)      $   (2,134,137)     $  (14,419,778)      $   (6,737,049)
  NeoPath                           (6,475,373)          (6,391,615)        (15,092,893)         (18,117,625)
                                --------------       --------------      --------------       --------------
                                $  (12,388,314)      $   (8,525,752)     $  (29,512,671)      $  (24,854,674)
                                ==============       ==============      ==============       ==============

Earnings (loss) per share:
  AutoCyte                      $        (0.21)      $        (0.09)     $        (0.53)      $        (0.28)
  NeoPath                                (0.23)               (0.26)              (0.56)               (0.75)
                                --------------       --------------      --------------       --------------
                                $        (0.44)      $        (0.35)     $        (1.09)      $        (1.03)
                                ==============       ==============      ==============       ==============

                              TRIPATH IMAGING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3. INVENTORY

Inventory consists of the following:

                                   SEPTEMBER 30,        DECEMBER 31,
                                       1999                 1998
                                -------------------- --------------------

Raw materials                       $  3,721,841         $  3,779,243
Work in process                        1,540,502            2,365,472
Finished goods                         3,360,287            3,840,571
                                -------------------- --------------------
                                    $  8,622,630         $  9,985,286
                                ==================== ====================

4. NET LOSS PER SHARE OF COMMON STOCK

As the Company incurred losses during all periods presented, the effect of options, warrants and convertible preferred stock is anti-dilutive and accordingly, there is no difference between basic and diluted loss per share.

5. ACQUISITION OF INTELLECTUAL PROPERTY

On March 25, 1999, TriPath entered into a purchase and sale agreement to acquire the intellectual property estate of Neuromedical Systems, Inc. ("NSI"), a developer of interactive, neural net technology for the computer screening of conventional Pap smears. Under the terms of the agreement, TriPath agreed to acquire the entire patent estate (including the right to pursue any claims relating to the patent estate), trademarks, regulatory applications, clinical data and all other intellectual and intangible property rights relating to the business of NSI, which, concurrent with the execution of the agreement, filed a voluntary Chapter 11 petition in the U.S. Bankruptcy Court for the District of Delaware. The bankruptcy court approved this agreement and the transaction closed on May 17, 1999.

The purchase price consisted of:

Cash consideration and transaction costs                   $ 4,201,340
Common stock (valued at $6.75 per share)                     9,450,000
                                                           ------------
                                                           $13,651,340
                                                           ============

The purchase price was allocated as follows:

Patents                                                    $ 9,390,000
In-process research and development                          2,922,000
Core technology                                              1,339,340
                                                           ------------
                                                           $13,651,340
                                                           ============

The Company charged to expense at the date of acquisition $2,922,000 relating to the portion of the purchase price allocated to those in-process research and development projects where technological feasibility had not yet been established.

                              TRIPATH IMAGING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6. TRANSACTION, INTEGRATION AND RESTRUCTURING COSTS

In connection with the merger with NeoPath, certain expenses of the transaction, costs to integrate the two organizations, and expenses associated with the restructuring of the Company's business have been accrued and recorded as an expense. The following table presents the components of the expense:


Transaction and professional fees                          $2,554,314
Personnel separation costs                                  1,098,540
Write-off of assets                                         4,239,489
Other costs                                                   553,000
                                                           ----------
                                                           $8,445,343
                                                           ==========

Transaction costs are comprised of amounts owed to investment bankers and advisors for services rendered in conjunction with the merger. Personnel separation costs reflect severance payments to be made to employees terminated as a result of the merger. The non-cash write-off of assets primarily relates to property and equipment, inventory and the core technology acquired from NSI deemed to have become redundant or obsolete as a result of the merger. Other costs include integration costs directly related to the merger and other costs resulting from actions taken to merge the operations.

7. PRIVATE EQUITY TRANSACTION

On February 9, 1999, the Company completed a $14.5 million private equity transaction, issuing 2.3 million shares of common stock to investors at a price of $6.33 per share. In connection with the financing, the Company issued to a related party five-year warrants to purchase 79,030 shares of common stock at an exercise price of $7.45 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

OVERVIEW

TriPath develops, manufactures and markets products to improve cervical cancer screening. Improved slide preparation technology is delivered through the AutoCyte PREP System(TM) ("PREP"), a proprietary automated thin-layer cytology sample preparation system that produces representative slides with a homogeneous, thin-layer of cervical cells, and is one of only two sample preparation systems approved by the FDA as a replacement for the conventional Pap smear. TriPath also delivers visual intelligence technology to increase accuracy and productivity in medical testing through the AutoPap(R) Primary Screening System ("AutoPap"), which utilizes proprietary technology to distinguish between normal Pap smears and those that have the highest likelihood of abnormality. In May 1998, AutoPap was approved by the U.S. Food and Drug Administration as the first and only fully automated device for primary screening of Pap smear slides. On October 6, 1999, TriPath announced submission of a supplement to the FDA for the screening of PREP slides by the AutoPap.

TriPath generates PREP revenue from the sale or rental of PREP systems and the sale of the related test kits, comprised of proprietary reagents and other disposables. For system sales, customers purchase the PREP instrument and make separate purchases of test kits. For system rentals, customers pay a fixed monthly fee for the equipment and make separate purchases of test kits. The Company also has an Integrated Purchase Option ("IPO") program where the PREP instrument is placed at the customer's site free of charge, and the customer pays a higher per-test price for the reagents and disposables. Each PREP system placed typically provides a recurring revenue stream as the customers process the test kits sold by the Company.

TriPath generates AutoPap revenue from the sale of AutoPap systems or on a fee-per-use basis. Fee-per-use revenue commences in the month a system is initially placed in commercial use at a customer site and consists of per-slide monthly billings, fixed rental billings, and minimum payments due on certain fee-per-use contracts.

The Company's strategy is to maximize the number of instruments placed with customers and thereby increase its ongoing, higher margin reagent and fee-per-use revenue streams. As an important element of this strategy, the Company has entered into an agreement with a finance company to support the placement of PREP rental and IPO systems and AutoPap fee-per-use systems.

TriPath's future revenues and the results of operations may change significantly from quarter to quarter and will depend on many factors, including:

-        the extent to which the Company's products gain market acceptance;

-        the timing and volume of system placements;

-        regulatory and reimbursement matters;

-        introduction of alternative technologies by competitors;

-        pricing of competitive products; and

- the cost and effect of promotional discounts and marketing programs we adopt.

Having received FDA approval to market PREP for gynecological uses, TriPath expects marketing and sales expenditures to increase significantly. TriPath also anticipates that manufacturing expenses will increase as product commercialization increases.

RESULTS OF OPERATIONS

                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Revenues - Revenues for the third quarter of 1999 were $4.8 million, a 54% increase over revenues of $3.1 million in the third quarter of 1998. The increase was primarily due to a $1.3 million increase in AutoPap fee-per-use revenue and a $792,000 increase in PREP revenue. The increase in AutoPap revenue was due to an increase in the installed base of AutoPaps placed under fee-per-use contracts. The increase in PREP revenue was primarily attributable to $667,000 of domestic PREP revenue in the third quarter of 1999, consisting of both instrument sales and the sale of test kits, following FDA approval of PREP in late June 1999. These increases in revenues from the Company's primary products were partially offset by decreases in revenues from the other Company's other product lines, primarily Pathology Workstation products.

Gross Margin - Gross margin for the third quarter of 1999 was 46%, an increase from 40% in the corresponding period of 1998. This increase was primarily attributable to improved margins on AutoPap, as the Company increased its installed base of AutoPaps placed under fee-per-use contracts.

Research and Development - Research and development expenses for the third quarter of 1999 were $2.8 million, a 30% reduction from $3.9 million in the third quarter of 1998. This decrease was primarily attributable to decreased net development costs on additional AutoPap applications, elimination of Pathfinder development expenses and an overall reduction in redundant research and development efforts.

Selling, General and Administrative - Selling, general and administrative expenses for the third quarter of 1999 were $4.5 million, a 27% reduction from $6.2 million in the third quarter of 1998. This decrease is primarily due to lower legal expenses as a result of the resolution of outstanding lawsuits and an overall reduction in redundant general and administrative expenses.

Transaction, Integration and Restructuring Costs - During the third quarter of 1999, the Company incurred approximately $7.4 million of nonrecurring transaction, integration and restructuring costs associated with its merger with NeoPath, Inc. These costs consisted primarily of $2.6 million in write-offs of inventory and property and equipment, $1.9 million of professional and transaction fees, a $1.3 million write-off of intangible assets, and $1.1 million of severance costs.

Net Loss from Operations - Net loss from operations during the third quarter of 1999 was $12.5 million. Excluding the nonrecurring transaction, integration and restructuring costs, net loss from operations was $5.1 million, a 43% improvement from $8.9 million in the third quarter of 1998.

Interest Income - Interest income for the third quarter of 1999 was $215,000, a 58% decrease from $514,000 during the third quarter of 1998, primarily attributable to the lower average cash balance during 1999.

                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Revenues - Revenues for the nine months ended September 30, 1999 were $12.1 million, a 9% decrease from revenues of $13.2 million for the same period in 1998. The decrease in revenues was primarily attributable to a $4.7 million decrease in AutoPap product sales, offset by a $3.4 million increase in AutoPap fee-per-use revenues. During 1999, AutoPap placements have consisted primarily of fee-per-use contracts in the United States and sale contracts internationally, whereas in prior years AutoPap placements consisted primarily of sale contracts both domestically and internationally.

Gross Margin - Gross margin for the nine months ended September 30, 1999 remained relatively consistent at 41%.

Research and Development - Research and development expenses for the nine months ended September 30, 1999 were $9.8 million, a 19% reduction from $12.2 million in the nine months ended September 30, 1998. This decrease was primarily attributable to decreased net development costs on additional AutoPap applications, elimination of Pathfinder development expenses and an overall reduction in redundant research and development efforts.

Selling, General and Administrative - Selling, general and administrative expenses for the nine months ended September 30, 1999 were $13.9 million, a 30% reduction from $19.9 million in the nine months ended September 30, 1998. This decrease is primarily due to lower legal expenses as a result of the resolution of outstanding lawsuits and an overall reduction in redundant general and administrative expenses.

Transaction, Integration and Restructuring Costs - During the nine months ended September 30, 1999, the Company incurred approximately $8.4 million of nonrecurring transaction, integration and restructuring costs associated with the merger. These costs consisted primarily of $2.6 million of professional and transaction fees, $2.6 million in write-offs of inventory and property and equipment, a $1.3 million write-off of intangible assets, and $1.1 million of severance costs.

In-process Research and Development Costs - During 1999, the Company acquired the intellectual property estate of Neuromedical Systems, Inc. for total consideration of $13.7 million. At the date of acquisition, the Company charged to expense $2.9 million related to the portion of the purchase price allocated to those in-process research and development projects where technological feasibility had not yet been established.

Net Loss from Operations - Net loss from operations during the nine months ended September 30, 1999 was $30.1 million. Excluding the nonrecurring transaction, integration and restructuring costs and the write-off of in-process research and development, net loss from operations was $18.7 million, a 29% improvement from $26.6 million in the same period of 1998.

Interest Income and Expense - Interest income for the nine months ended September 30, 1999 was $928,000, a 50% decrease from $1.9 million during the same period of 1998, primarily attributable to the lower average cash balance during 1999. Interest expense for the nine months ended September 30, 1999 was $331,000, a 110% increase from $157,000 during the same period of 1998 as a result of increased borrowing in 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, TriPath had $15.9 million in cash, cash equivalents and securities available-for-sale, compared with $28.9 million at December 31, 1998. Historically, TriPath's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $164.3 million as of September 30, 1999. TriPath has funded its operations primarily through the private placement and public sale of equity securities, and through debt facilities and product revenues.

Cash used in operations was $21.4 million during the nine months ended September 30, 1999 and $24.3 million during the corresponding period of 1998. Negative operating cash flow during both periods was caused primarily by operating losses. Capital expenditures were $452,000 during the nine months ended September 30, 1999 and $1.3 million during the corresponding period of 1998. TriPath has no material commitments for capital expenditures.

TriPath believes that its existing cash and existing debt and lease financing for internal use assets, rental and IPO placements of PREP and fee-per-use placements of AutoPap will be sufficient to enable it to meet its future cash obligations at least through 2000. TriPath's future liquidity and capital requirements will depend upon numerous factors, including:

-        the level of placements of PREP systems and AutoPap systems;

- the resources required to further develop TriPath's marketing and sales capabilities domestically and internationally; and

- the resources required to expand manufacturing capacity and the extent to which the Company's products generate market acceptance and demand.

In particular, TriPath anticipates that marketing and sales expenditures for the PREP market launch for gynecological uses in the United States and expenditures related to manufacturing and other administrative costs will increase significantly. TriPath cannot guarantee that it will not require additional financing or will not in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when TriPath needs it or on terms TriPath finds acceptable. TriPath's failure to obtain funding would have a material adverse effect on the its business, financial condition and results of operations.

YEAR 2000 READINESS

TriPath has established a task force comprised of experienced personnel from all functional areas to determine the impact the Year 2000 problem will have on its operations. The task force's activities are designed to ensure that there is no adverse effect on TriPath's core business operations and that transactions with customers and suppliers are fully supported before, during and after January 1, 2000. The status of TriPath's Year 2000 readiness is reported on a regular basis to executive management and the board of directors. TriPath anticipates achieving complete Year 2000 readiness by November 30, 1999. The task force is focusing its efforts on four key areas: products, information technology systems, facilities, including non-information technology systems, and vendors and service providers.

During 1999, TriPath evaluated its various products, and is currently in the process of updating systems in the field to be Year 2000 compliant, which management believes will be completed by November 30, 1999. TriPath has conducted a review of its internal information technology systems and facilities and believes that all of its internal information technology systems and facilities are currently Year 2000 compliant. TriPath also has corresponded with external agents such as significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remedy Year 2000 issues where their systems could effect TriPath's operations.

TriPath currently has no contingency plans in place in the event it does not complete all phases of its Year 2000 program, including if external agents are not Year 2000 ready. TriPath evaluated its status during 1999 and determined that no contingency plan is necessary. TriPath management believes it has an effective program in place to resolve the Year 2000 issues within its control in a timely manner. While TriPath believes its planning efforts are adequate to address the Year 2000 concerns, there can be no guarantee that systems of other external agents on which TriPath relies, including financial institutions, customers, service providers, public utilities and governments, will be converted on a timely basis and will not have a material effect on TriPath's operations. TriPath is dependent on certain sole-source suppliers. Failure on the part of those suppliers to become Year 2000 compliant could affect TriPath's ability to obtain product from those suppliers and could adversely affect operations and financial results. To date, TriPath has not incurred material costs in addressing the Year 2000, and the remaining costs of the Year 2000 initiatives are not expected to be material to TriPath's results of operations or financial position.

CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS

This report contains forward looking statements which are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's operating results and financial condition have varied and may in the future vary significantly depending on a number of factors. The statements contained in this report which are not strictly historical information, including, without limitation, statements regarding the receipt of regulatory approvals, implementation of the Company's full-scale marketing and sales activities, management's plans and objectives for future operations, product plans and performance, management's assessment of market factors, as well as statements regarding the strategy and plans of the Company, constitute forward looking statements which involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. These factors include the Company's early stage of development and limited sales to date, uncertainty of market acceptance of the Company's principal products, competition and technological change, history of operating losses and uncertainty of future profitability, dependence on a limited number of products, the possibility of future capital needs and the uncertainty of availability of additional financing, dependence on patents, copyrights, licenses and proprietary rights, risk of third-party claims of infringement, extensive government regulation, dependence on third-party reimbursement, international sales and operations risks, limited marketing and sales resources, risk associated with product liability claims, limited number of potential customers, limited manufacturing experience, and dependence on single or limited-source suppliers. Such factors, among others, are described in greater detail in the Company's Registration Statement on Form S-4 (File No. 333-86555) under the heading "Risk Factors." These factors may have a material adverse effect upon the Company's business, results of operations and financial conditions. Because of these and other factors, past financial performance should not be considered an indication of future performance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

TriPath's financial results and cash flows are subject to fluctuation due to changes in interest rates primarily from its investment of available cash balances in highly rated institutions. TriPath maintains a short-term investment portfolio consisting of highly liquid investments with maturities of three months or less, classified as cash equivalents, and interest bearing securities with an average maturity of less than two years, classified as securities available-for-sale. TriPath's current policies do not allow it to use interest rate derivative instruments to manage exposure to interest rate changes. TriPath does not expect its operating results, cash flows, or securities available-for-sale to be affected to any significant degree by a sudden change in market interest rates.

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

In connection with the Offering, the Company incurred the following expenses through September 30, 1999: underwriting discounts and commissions of $2,187,000 and other expenses of $1,169,339. After expenses, the Company's net proceeds from the Offering were $27,893,661. From September 5, 1997 (the effective date of the Company's Registration Statement on Form S-1) through September 30, 1999, the amount of net offering proceeds used by the Company was as follows: $2.9 million for purchases of machinery and equipment, $4.3 million for the purchase of intangible assets, $16.7 million to fund current operations (of which $2.8 million was paid to officers of the Company), $806,000 for working capital purposes, and the remaining $3.2 million was invested in short-term securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At a Special Meeting of Stockholders held on September 30, 1999, the Company's stockholders voted as follows:

         (a) To consider and vote on a proposal to amend the TriPath restated certificate of incorporation to increase the authorized shares of common stock from 20,650,000 shares to 49,000,000 shares.

         Total Vote For the Proposal:                         3,776,235
         Total Vote Against the Proposal:                     1,556,736
         Abstentions:                                             2,300
         Broker Non-Votes:                                            -

         (b) To consider and vote on a proposal to issue shares of TriPath common stock in connection with the merger of a wholly-owned subsidiary of TriPath with and into NeoPath, Inc.

         Total Vote For the Proposal:                         3,925,860
         Total Vote Against the Proposal:                     1,407,111
         Abstentions:                                             2,300
         Broker Non-Votes:                                            -

         (c) To consider and vote on a proposal to amend AutoCyte's restated certificate of incorporation to change AutoCyte's name from "AutoCyte, Inc." to "TriPath Imaging, Inc."

         Total Vote For the Proposal:                         3,806,785
         Total Vote Against the Proposal:                     1,409,436
         Abstentions:                                             2,500
         Broker Non-Votes:                                            -


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

         (a) Exhibits

             Exhibit 27 Financial Data Schedule (for EDGAR filing purposes only). Filed herewith.

         (b) Reports on Form 8-K.

On August 6, 1999, TriPath filed an amendment to its Current Report on Form 8-K filed on June 1, 1999 to include pro forma financial information of TriPath giving effect to TriPath's acquisition on May 17, 1999 of the intellectual property estate of Neuromedical Systems, Inc. ("NSI").

                              TRIPATH IMAGING, INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 1999


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     TRIPATH IMAGING, INC.


DATE:  November 15, 1999                             BY: /s/ Eric W. Linsley
                                                        --------------------
                                                     Eric W. Linsley
                                                     Duly Authorized Officer and
                                                     Principal Financial Officer