Form 10-K
period 1999-12-31
TRIPATH IMAGING INC
filed 2000-03-30
CIK 1041426

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

   (Mark One)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____________ to ____________

                         COMMISSION FILE NUMBER 0-22885
                            ------------------------

                             TRIPATH IMAGING, INC.
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

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (336) 222-9707

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

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 21, 2000 was: $148,408,211.

     There were 28,232,914 shares of the registrant's Common Stock outstanding as of March 21, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement of the Registrant for the Registrant's 2000 Annual Meeting of Shareholders to be held on June 1, 2000, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year of December 31, 1999, are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

THE COMPANY

     TriPath Imaging, Inc. ("TriPath" or the "Company") develops, manufactures and markets products to improve cervical cancer screening. Improved sample preparation technology is delivered through the AutoCyte PREP System(TM) ("PREP"), a proprietary automated thin-layer cytology sample preparation system that produces representative slides with a homogeneous, thin-layer of cervical cells. In June 1999, PREP was approved by the U.S. Food and Drug Administration ("FDA") as one of only two FDA approved sample preparation systems as a replacement for the conventional Pap smear. TriPath also delivers visual intelligence technology to increase accuracy and productivity in sample testing through the AutoPap(R) Primary Screening System ("AutoPap"), which utilizes proprietary technology to distinguish between normal Pap smears and those that have the highest likelihood of abnormality. In May 1998, AutoPap was approved by the FDA as the first and only fully automated device for primary screening of Pap smear slides. On October 6, 1999, TriPath announced submission of a supplement to the FDA for the screening of PREP slides using AutoPap.

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

OVERVIEW OF THE CERVICAL CANCER SCREENING MARKET

  Cervical Cancer

     Cancer of the uterine cervix, or cervical cancer, is the second most common form of cancer among women worldwide, with approximately 500,000 new cases reported each year. In 1996, approximately 247,000 deaths worldwide were attributable to cervical cancer. The American Cancer Society projects that in the United States alone, doctors would diagnose approximately 12,800 new cases of invasive cervical cancer and approximately 4,600 women would die of cervical cancer in 2000. In addition, recent studies have indicated that cervical cancer is linked to the presence of certain strains of Human Papillomavirus.

     Almost all deaths due to cervical cancer can be prevented through early-stage detection and treatment. Cervical cancer is preceded by curable precancerous lesions that progress without symptoms over a period of years until they become invasive, penetrating the cervical epithelium (cellular covering) and entering the bloodstream or lymph system. Treatment of early-stage noninvasive cervical cancer may be accomplished through various low-risk and low-cost procedures designed to remove the abnormal cells. Once the cancer reaches the invasive stage, however, the patient's chances for recovery are diminished, and more radical treatment, such as a hysterectomy and chemotherapy or radiation therapy, is typically required. These procedures are costly and may expose the patient to substantial physical morbidity and psychological stress.

     Because treatment of cervical cancer at an early stage is almost always successful, early detection is critical to medical management of the disease. Thus, regular cervical screening examinations are recommended in the United States and many foreign countries. The conventional Pap smear is currently the most widely used screening test for cervical cancer. It is estimated that clinical laboratories in the United States perform over 55 million conventional Pap smears annually. The Company believes that annual test volume outside of the United States is in excess of 60 million. Of the 55 million annual Pap smear tests performed in the United States, industry sources estimate that about 2.5 million, or 5%, are diagnosed with precancerous conditions or cancer.

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

  The Conventional Pap Smear Test Process

     The conventional Pap smear test was developed by Dr. George N. Papanicolaou in the 1940's. The Pap smear test serves as a screening procedure for the early detection of precancerous and cancerous conditions of the uterine cervix by identifying abnormalities that may progress to cervical cancer.

     The conventional Pap smear process involves the science of cytology, which includes the microscopic interpretation of precancerous, malignant and morphological changes in cells. The process begins with the collection of cervical cells during a gynecologic examination. To obtain a Pap smear, a gynecologist, general practitioner, or a clinician uses a sampling device to scrape the surface of a woman's uterine cervix to collect a sample of cervical cells. This sample is manually smeared onto a microscope slide and the sampling device is discarded. The sample is then sprayed with a fixative agent within a few seconds to prevent damage to the cell specimen from air drying, creating what is known as a conventional Pap smear.

     After the Pap smear sample has been taken, the sample and patient information are sent to a clinical laboratory for further preparation, screening and diagnosis. At the clinical laboratory, a technician stains the Pap smear sample to highlight important cellular features and then seals it with a protective coverslip. The slide containing the Pap smear sample is then given to a cytotechnologist, the analyst responsible for reviewing samples at a laboratory, who generally spends about five to ten minutes screening each Pap smear slide and completing related paper work.

     The cytotechnologist reviews the Pap smear slide with a microscope to determine whether the sample is adequate for evaluation and to assess the presence of abnormal cells. In determining slide adequacy, cytotechnologists classify each slide into one of three categories: (i) satisfactory for evaluation, (ii) satisfactory but limited by certain characteristics ("SBLB") or
(iii) unsatisfactory for evaluation. The percentage of unsatisfactory and SBLB slides varies widely among laboratories. In the United States, approximately 1% to 2% of all conventional Pap smear slides are classified as unsatisfactory and as many as 20% to 30% are classified as SBLB. Frequent reasons for unsatisfactory or SBLB classifications include excess blood or mucus or the presence of inflammatory cells, all of which obscure the diagnostic cells of interest, a lack of diagnostic cells and too few cells per slide.

     After determining whether the sample is adequate for evaluation, the cytotechnologist manually screens the slide with a microscope to differentiate diseased or abnormal cells from normal cells based on size, shape and structural details of the cells and their nuclei. In the United States, each conventional Pap smear slide is then typically classified according to the Bethesda System for Reporting Cervical/Vaginal Cytological

Diagnoses (the "Bethesda System"), a five point classification system that assigns a rating for cervical cytology slides ranging from negative to carcinoma. The following table summarizes the Bethesda System classification and other characteristics of all conventional Pap smear slides prepared annually in the United States:

                                     APPROXIMATE                   PRECANCEROUS/      CLINICAL
BETHESDA SYSTEM CLASSIFICATION        INCIDENCE    INTERPRETATION    CANCEROUS         ACTION
------------------------------       -----------   --------------  -------------  -----------------
Negative                                  92%      Normal          Not Cancerous  Continued Regular
                                                                                  Testing
Atypical Squamous Cells of                 5%      Equivocal       Undetermined   Repeat Testing/
  Undetermined                                                                    Colposcopy/Biopsy
  Significance/Atypical Glandular
  Cells of Undetermined
  Significance ("ASCUS/AGUS")
Low-grade Squamous                         2%      Abnormal        Precancerous   Colposcopy/Biopsy
  Intraepithelial Lesion ("LSIL")
High-grade Squamous                       <1%      Abnormal        Precancerous   Colposcopy/Biopsy
  Intraepithelial Lesion ("HSIL")
Carcinoma                                 <1%      Abnormal        Cancerous      Colposcopy/Biopsy

     Any slide classified as other than normal under the Bethesda System is considered abnormal and may be precancerous or cancerous. Abnormalities may indicate various conditions ranging from atypical squamous cells of undetermined significance ("ASCUS") and atypical glandular cells of undetermined significance ("AGUS"), both commonly referred to as "atypia," and low-grade squamous intraepithelial lesions ("LSIL") to high-grade squamous intraepithelial lesions ("HSIL") and cancer.

     ASCUS/AGUS slides contain abnormal cells that cannot be fully explained on the basis of inflammatory or reactive processes, yet lack certain criteria for a specific abnormal diagnosis. ASCUS/AGUS slides are generally not considered precancerous. LSIL slides represent the lowest-grade precancerous state, with cells characterized as exhibiting mild to moderate dysplasia or evidencing signs of HPV. Dysplasia is a condition characterized by abnormally differentiated cells that could either progress to a precancerous state or regress to a normal state. HSIL slides contain precancerous cells characterized as exhibiting more serious dysplasia or signs of HPV. All ASCUS/AGUS and abnormal slides are referred to a pathologist for further review and final diagnosis. Typically, about 90% to 95% of all Pap smears are classified as normal. In the remaining cases where the cytotechnologist detects a suspicious condition, a senior cytotechnologist then reviews the slide. Ultimately, slides confirmed to have signs of precancerous conditions or cancer are referred to a cytopathologist who carefully reviews the Pap smear and makes a final diagnosis.

     A woman whose Pap smear indicates the presence of high-grade lesions or cancer will typically receive a colposcopic examination, and if necessary, a biopsy. Treatment of early-stage noninvasive cervical cancer, which is relatively curable, often consists of epithelial treatment in which the cancerous tissue is removed, for example, by electrocautery. Once the cancer reaches an invasive stage, the patient's chances for recovery decline. These cases typically require treatment such as radiation therapy, surgery or chemotherapy.

  Limitations of the Conventional Pap Smear Test Process

     Each Pap smear slide sample typically contains 50,000 to 300,000 cervical cells, and the process of manually screening and interpreting a conventional Pap smear requires intense visual examination of the slide sample through a microscope. Errors often occur during the review process because it is difficult to properly evaluate and categorize subtle changes in the size and/or shape of cells and their nuclei.

     Pap smears have a highly variable false-negative rate, which is the percentage of abnormal smears that are misclassified as normal. False-negative rates of the conventional Pap smear vary widely among laboratories, ranging from 5% to 55%, depending on such factors as the skill and experience of the practitioner who collects the sample and prepares the slide and the level of training of the cytotechnologist and pathologist who review the slide. Studies suggest that approximately 60% of all false negative diagnoses are the result of inadequacies in sample collection and slide preparation; approximately 40% are attributable to detection and interpretation errors.

     A recent study published in the American Journal of Clinical Pathology reported that, with a conventional Pap smear, as much as 80% of the sample taken from a patient is not transferred to the slide and remains on the discarded collection device. In addition to the problem of cell transfer, the conventional Pap smear slide preparation process produces inconsistent and non-uniform slides with extreme variability in quality, often making examination difficult. Furthermore, the batch staining done by the laboratory technicians may result in cross-contamination among slide samples. TriPath estimates that annual costs to the United States health care system of repeat testing due to unsatisfactory slides and slides that are SBLB are $50 million and $750 million, respectively.

     When using the conventional Pap smear process, a physician cannot perform additional testing using the original patient sample. If additional testing is required, the patient must return to the physician's office to provide a second sample. TriPath believes that the ability to access the remaining cellular material from the original patient sample would allow more cost effective patient management for inconclusive Pap smear tests.

     Physical and mental stress escalates with the number of Pap smear slides that a cytotechnologist examines, which increases the risk of false-negatives. For this reason, federal regulations promulgated under the Clinical Laboratory Improvement Amendments of 1988 ("CLIA") require cytology laboratories to:

     - rescreen 10% of the slides that are initially classified as negative;

     - limit the number of slides screened by a cytotechnologist per day to 100; and

     - perform proficiency testing and quality control by testing cytotechnologists in order to assure a minimum level of competence and expertise.

     In addition to these federal regulations, certain states have also adopted regulations further limiting the number of slides that may be manually examined per day by a cytotechnologist. It has become significantly more expensive for laboratories to perform conventional Pap smear screening due to these regulations.

THE TRIPATH SOLUTION

     TriPath develops sample preparation and screening systems for cervical cancer intended to address the limitations inherent in the conventional Pap smear process and nonautomation of large clinical labs. PREP is a proprietary, automated, liquid-based cytology sample preparation system that produces slides with a thin and uniform layer of cervical cells. AutoPap utilizes proprietary technology to distinguish between normal Pap smears and those that have the highest likelihood of abnormality. The Company is currently applying for FDA approval for AutoPap screening of PREP slides. There can be no assurance that such FDA approval will be obtained. The Company's Pathology Workstation product line further integrates TriPath's product offerings into tools for data handling of cytology and pathology images, and tools for determining prognosis of disease from cytology and pathology specimens.

PRODUCTS

  The AutoCyte PREP System(TM)

     The Company's PREP system consists of a proprietary preservative fluid and reagents, plastic disposables and automated equipment for preparing a thin-layer of cervical cells on the microscope slide. The PREP slide process begins with the clinician taking a patient's cervical sample using a conventional collection device. The clinician then immediately places the collection device in a vial containing the Company's proprietary CytoRich preservative fluid, thereby retaining virtually all of the cells from the collection device. After receiving the vial from the clinician, the laboratory thoroughly mixes the sample, generating a randomized cell suspension, which is then removed from the vial and layered onto a proprietary liquid density reagent in a plastic centrifuge tube using the Company's patented disaggregation syringe device. Batch centrifugation is then conducted on the cell suspension to remove excess blood, inflammatory cells and other debris from the sample.

     Once centrifugation is completed, the lab technician places the tube containing the separated diagnostic cells onto the automated PREP pipetting station. PREP then distributes the cells in a thin-layer on the microscope slide and discretely stains the slide for subsequent analysis. A PREP slide typically contains between approximately 50,000 to 160,000 diagnostic cells that are distributed uniformly over a 13-mm diameter circle. PREP is currently capable of preparing and discretely staining 48 thin-layer slides in approximately one hour.

     TriPath is also currently developing a new automated front-end processor ("PREPMATE") that will reduce the number of manual preparation steps required for the PREP system. PREPMATE is intended to reduce the time required to prepare samples for processing on the PREP instrument. PREPMATE has not yet been approved by the FDA.

  PREP Advantages vs. the Conventional Pap Smear Process

     The Company believes that PREP offers the following advantages over the conventional Pap smear process:

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

     - Improved Cytotechnologist Productivity. In the Company's clinical studies, some laboratories using PREP experienced a greater than 50% increase in cytotechnologist screening productivity. The impact on cytotechnologist efficiency is important to clinical laboratories because of the growing shortage of qualified cytotechnologists in recent years and the need to create and maintain a desirable working environment for cytology professionals.

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

     - Multiple Testing Capability. Because the Company's proprietary CytoRich preservative system enables the patient sample to be preserved for several months, it permits, if necessary, preparation of several slides from a single sample. The Company believes that the ability to perform additional slide-based tests using a single sample, together with the improved quality of the slide itself, will reduce re-testing expenses typically associated with inconclusive Pap smear tests. The residual patient sample may also be used for other diagnostic protocols such as HPV testing, infectious disease testing and application of specific tumor markers. Such testing of the residual sample will require FDA approval.

  PREP Advantages vs. Other Thin-Layer Sample Preparation Systems

     The Company believes that PREP offers the following advantages over other thin-layer devices:

     - Improved Sample Quality. The PREP sample is processed through a series of proprietary liquid-based reagents and centrifuge separation techniques designed to "enrich" the sample with a high concentration of diagnostic cells. The only other currently FDA approved thin-layer device relies on membrane filtration. The Company believes that its cell enrichment process more effectively controls the incidence of mucus, inflammatory cells and other debris that may reduce the performance of membrane filtration systems. The Company believes that, in populations in which rates of gynecological infection are high, PREP's cell enrichment process will result in a more representative slide sample which should ultimately lead to a reduction in uncertain or incorrect diagnoses.

     - Higher Throughput. PREP has the capacity to produce 48 thin-layer slide preparations in approximately one hour unattended, using a hands-off robotic system that provides higher throughput than other available automated slide preparation systems. In addition to this increased throughput, the PREP processing unit requires less human oversight than other automated systems.

     - Improved Cytotechnologist Productivity. The cell circle on a PREP slide is smaller than the cell circle on other available thin-layer devices, yet the number of diagnostic cells is approximately equal. The Company believes that the smaller cell circle, coupled with a lower incidence of infectious agents, inflammatory cells and other debris, should result in faster, more efficient screening by cytology professionals.

     - Familiarity with Sample Preparation Approach. The PREP centrifugation and robotic liquid handling techniques are similar to procedures already in use in clinical laboratories.

     - Automated and Discrete Staining Function. Unlike other thin-layer devices that rely on batch staining using common reservoirs of staining reagents, PREP staining reagents are applied directly to individual slides. Discrete staining offers several benefits, including a reduced risk of cross-contamination among cell samples, less degradation of the staining solution, less staining time and lower costs.

  AutoPap(R) Primary Screening System

     The FDA approved the AutoPap(R) Primary Screening System in May 1998. The AutoPap Screener uses diagnostic algorithms to improve accuracy in the primary screening of conventional Pap smear slides. As approved by the FDA, the AutoPap Screener identifies up to about 25% of slides as "within normal limits" and requiring no further review. Cytotechnologists then manually screen the remaining 75% of slides with the assistance of the AutoPap ranked review report. This ranked review report shows the relative scores of the processed slides. At least 15% of the highest-ranking slides that are classified normal by manual review then undergo quality control rescreening.

     AutoPap works with a wide range of staining procedures used on conventionally prepared Pap smear slides. AutoPap analyzes a Pap smear in about the same time as a cytotechnologist. It holds 288 Pap smear slides at a time, is easy to load and unload, and can operate continuously, with minimal intervention, for up to 24 hours per day. TriPath provides each clinical laboratory with on-site training, system documentation, a comprehensive quality assurance program, and ongoing customer and technical support.

     The AutoPap Screener has been approved in certain foreign countries to identify up to 50% of slides "within normal limits." On September 30, 1999, the Company submitted a supplement to its existing PMA for the AutoPap(R) Primary Screening System to pursue a clinical study to obtain supplemental approval from the FDA to use AutoPap to screen slides prepared using PREP. While FDA regulations provide that a PMA or a PMA Supplement will be reviewed within 180 days, there can be no assurance that this PMA supplement will be approved by the FDA in a timely manner, or at all.

  AutoPap Advantages Over Conventional Pap Smear Screening

     TriPath believes that clinical analysis of Pap smears is the largest nonautomated clinical laboratory procedure. Clinical laboratories rely on the manual screening of Pap smear slides as performed by cytotechnologists.

     The AutoPap Primary Screening System is the only instrument approved by the FDA to process Pap smears without human review. In addition, in recent years the medical community has increasingly focused on improving the quality of women's healthcare. TriPath believes that AutoPap will allow laboratories to better detect precancerous cervical conditions and cervical cancer, thereby improving the standard of care for their female patients. Earlier detection and treatment should lower risks of morbidity and mortality.

     Clinical studies have shown that the AutoPap Screener-assisted practice identifies significantly more abnormal slides as compared to current practice. This difference is statistically significant in favor of the AutoPap Screener-assisted practice. In addition, the AutoPap Screener-assisted practice is better able to correctly identify normal slides than is current practice.

     Laboratories that fail to accurately identify abnormal Pap smears may face malpractice suits. Laboratories face significant exposure to liability. TriPath believes that use of AutoPap will substantially improve the current quality of practice, and will reduce exposure to liability for laboratories that use AutoPap.

     The AutoPap Screener is TriPath's principal product for the Pap smear screening market. By reducing the number of Pap smears requiring cytotechnologist review, the AutoPap Screener increases the number of Pap smears a laboratory can process. This reduces the per-slide processing cost while improving overall laboratory accuracy.

  Other Applications for AutoPap Cancer Screening

     TriPath believes that its automated visual intelligence technology can be used for other diagnostic tests that involve microscopic analysis of biological specimens on glass slides, such as sputum, blood, or urine samples, but has not yet developed any such applications. In addition, TriPath has identified several other potential uses for its technology, including automated tissue analysis, breast and skin cancers. To develop its systems for other applications, TriPath must adapt software algorithms developed for the analysis of Pap smears to the analysis of other tissue specimens. TriPath continues to evaluate other applications for future development efforts, including non-medical applications. In July 1999, TriPath announced a collaborative research agreement with Bayer Diagnostics to develop an automated screening system for the detection of early lung cancer.

  AutoCyte SCREEN System(TM)

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

     The Company filed a PMA with the FDA in July 1998. Although similarities exist between the SCREEN and AutoPap products, the Company continues to pursue both technologies for regulatory approval in order to take advantage of the combined benefits for current and future markets. There can be no assurance the Company will successfully receive FDA approval to market SCREEN.

  AutoCyte Pathology Workstation

     TriPath's long-term product strategy encompasses an initiative into the broader clinical laboratory automation market. The Pathology Workstation is a flexible computerized microscope that supports a set of PC-based applications, such as image telecommunications, archiving, image and patient data management and other supplemental testing. Applications currently available from the Company include:

     - Medical Information and Image Management

     - Cellular and Histological Measurement

     - Telepathology

     - ImageTiter(R)

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

CLINICAL TRIALS AND REGULATORY STATUS

  Status of PREP System PMA

     On June 17, 1999, TriPath received regulatory approval from the FDA to market PREP as a replacement for the conventional Pap smear.

  Supplement to AutoPap Primary Screening PMA

     On September 30, 1999, the Company submitted a supplement to its existing PMA for the AutoPap(R) Primary Screening System to pursue a clinical study to obtain supplemental approval from the FDA to use AutoPap to screen slides prepared using PREP. Since the filing of the PMA supplement, the Company has had discussions with the FDA and believes that it may need to file an amendment to the PMA supplement. The filing of the amendment could cause a delay in the FDA reaching a determination regarding the supplement. There can be no assurance that this PMA Supplement will be approved by the FDA in a timely manner, or at all.

  Status of SCREEN System PMA

     On February 18, 1999, the Company met with the FDA to address specific questions regarding SCREEN performance and the SCREEN clinical trial. In May, 1999, the Company filed a formal amendment to the SCREEN PMA documenting its responses in writing. In August 1999, a follow-up meeting was held with the FDA to address remaining open issues. There can be no assurance that the Company will successfully receive FDA approval to market SCREEN.

  TriPath's Facility

     In December 1998, the Company's Burlington, North Carolina manufacturing facility was inspected by the FDA for compliance with the FDA's Quality System Regulation requirements relating to the SCREEN product. In April 1999, TriPath was notified in writing that the facility had no outstanding deficiencies and that it had passed the inspection.

  Pathology Workstation

     The Company has received FDA clearance of a premarket notification ("510(k)") covering ImageTiter(R), an application for the Pathology Workstation which TriPath is currently selling. The Company believes that it may need to obtain 510(k) clearance to market in the United States certain additional Pathology Workstation applications currently being developed.

MARKETING AND SALES

     Automated slide preparation and screening products have recently been introduced into the cervical cancer screening market and the Company expects to benefit from the increased awareness and acceptance of these new technologies. The Company began limited international commercial sales of PREP in 1993, and in 1999 commenced commercialization in the United States. The Company began placements of AutoPap Primary Screening Systems in 1998. AutoPap is the only fully automated Pap smear screening device to receive regulatory clearance for marketing in the United States.

     The Company generates PREP revenue from both system sales and rentals. For system sales, customers purchase the instrument and make separate purchases of related reagents and other disposables. For system rentals, the Company places the PREP instrument at the customer's site, and customers make monthly payments that include rent and a minimum monthly quantity of reagents and other disposables. The term of the PREP rentals ranges from month-to-month to three years. The Company also has an IPO program where the PREP instrument is placed at the customer's site free of charge, and the customer pays a higher per-test price for the reagents and disposables. For AutoPap customers in the United States, the Company places instruments without charge at customer locations and charges customers on a per test, or Fee-Per-Use ("FPU"), basis by assessing customers a charge for each Pap smear slide they process. As its product development efforts improve the performance of the AutoPap System, TriPath intends, subject to obtaining applicable regulatory approvals, to offer upgraded products to its customers. TriPath has not yet determined how it will charge for its upgrade packages, but anticipates that upgrades will increase its fee-per-use and sale pricing. As an important element of its business strategy, the Company has obtained third-party financing to support rentals of PREP and FPU placements of AutoPap. The principal market for gynecological applications of PREP and AutoPap are clinical laboratories worldwide.

     The principal market for non-gynecological applications of PREP is also clinical laboratories worldwide, although these applications are performed in significantly lower quantities than cervical cancer screening applications. Non-gynecological applications for the detection of cancer are performed on body fluids, including urine samples, respiratory specimens and a variety of fine-needle aspirates of specific organs. PREP is also being marketed for non-gynecological applications in the United States directly through the Company's own sales force. Foreign distribution partners are marketing PREP for non-gynecological applications outside of the United States.

  Marketing Strategy

     The Company commenced marketing PREP in the United States for cervical cancer screening in 1999. TriPath markets AutoPap to domestic and foreign clinical laboratories through direct sales activities in the United States and primarily through distributors in international markets. The Company's marketing strategy is to achieve broad market acceptance for the integrated PREP and AutoPap system for cervical cancer screening if FDA approval is achieved. In implementing this strategy, the Company will address the needs of the constituencies described below.

     Large clinical laboratories. Conventional Pap smear testing has become a concentrated market in the United States. The Company believes that two major clinical laboratories, Quest Diagnostics, Inc. ("Quest"), formerly known as Corning Clinical Laboratories, Inc., and Laboratory Corporation of America Holdings, account for almost 17 million conventional Pap smears annually. In September 1999, Quest completed its acquisition of the clinical laboratory operations of SmithKline Beecham, making it the largest clinical laboratory worldwide. In January 2000, Quest announced an exclusive supplier agreement for thin-layer preparations with a competitor of the Company (See "Competition"). Other large testing laboratories, which the Company believes perform more than 10 million conventional Pap smears in the United States annually, account for another 20% of the market. Thus, the Company believes that approximately 55% of cervical cancer test volume is concentrated among a relatively small number of large laboratories. TriPath believes that PREP's high throughput and cost-effectiveness and AutoPap's ability to identify more abnormal slides and show improved specificity over current practice will enable the Company to market PREP and AutoPap successfully to this concentrated market segment. Moreover, the pressures associated with rising health care costs, rising litigation costs and the limited supply of qualified cytotechnologists will further facilitate adoption of PREP and AutoPap by the large laboratory market. Large clinical laboratories have used centrifuges and liquid-based analytical techniques for a variety of applications and, accordingly, the Company believes that the familiar nature of its underlying technologies will enable its products to be more readily accepted in the market than products based on other technologies. Due to the concentrated nature of the large clinical laboratory market, the Company believes that a relatively small number of employees will be able to effectively market the Company's systems to these customers.

     Medium and small clinical laboratories. The Company also intends to devote a substantial portion of its marketing resources to targeting medium-sized and small clinical laboratories. Hospital consolidation, and particularly the consolidation of laboratories of the larger hospitals, is creating a new medium-sized customer for the Company's products. The Company expects that the medium-sized and small clinical laboratory segment of the market generally will utilize the Company's IPO or equipment rental program.

     Third-party payors. To achieve market acceptance for its products, the Company will need to ensure that the use of its products is supported by third-party payors. The Company will promote the clinical and economic benefits of its PREP and AutoPap systems to nationally managed care providers, major private insurers and other third-party payors. The Company's cervical cancer screening system will initially be more expensive than conventional Pap smear testing on a per test variable cost basis. Because the up-front, direct costs of using the Company's products will be greater than the cost of preparing and diagnosing the conventional Pap smear, the Company will need to convince third-party payors that the overall cost savings to the health care system, resulting from earlier detection of cervical cancer, reduced ASCUS diagnoses and the resulting reduction of unnecessary biopsies and colposcopies, and improved specimen adequacy and resulting reduction of unnecessary repeat Pap smears, will more than offset the cost of the Company's products. The Company's competitor for PREP has achieved third-party reimbursement with over 150 payors for the CPT code that is relevant to PREP. See "Third-Party Reimbursement" below.

     Health care providers. The Company intends to promote the clinical and economic benefits of PREP and AutoPap directly to gynecologists and primary care physicians by marketing with reference laboratory sales organizations. TriPath's sales and marketing program will include a significant educational effort to communicate the advantages of its cervical cancer screening system to the medical community.

  Marketing and Sales Organization

     The Company currently employs approximately 30 people worldwide in order to market, to sell and to provide after-sale support of its products. The Company anticipates that its worldwide base of sales and marketing employees will grow to over 60 people by the end of 2000.

     In the United States, the Company plans to market its cervical cancer screening products through a direct sales force. The majority of the direct sales organization will focus on the laboratory market to achieve appropriate market penetration, acceptance and availability of the Company's products. The Company will also hire a small highly-specialized sales organization which will market to managed care and other third-party payor organizations to achieve appropriate reimbursement levels and to create demand for the products. The Company will also emphasize co-marketing agreements with sales organizations of major reference laboratories to market its products directly to health care providers. The Company will further support the needs of third-party payors, laboratories and individual physicians through development of reimbursement hotlines and cost-effectiveness software models.

     In international markets, the Company markets and sells its products primarily through distributors. To support these efforts, the Company employs five people, consisting of sales professionals, supporting product managers and after sales support personnel located in Europe and Australia. The Company anticipates that these distributor organizations will ultimately assume responsibility for all sales and after sales support activities as well as a portion of the Company's marketing activities. Both large distribution organizations with products focused on the clinical diagnostic market, and smaller distribution organizations with products focused specifically on the anatomic pathology market have been employed to distribute TriPath products worldwide.

     TriPath distributes AutoPap Systems in Japan through an agreement with Nikon Corporation. Under this agreement, Nikon markets TriPath products to customers and handles maintenance and service, and TriPath provides training for Nikon sales personnel and service engineers, who in turn train Japanese customers. The Company has finalized a distribution agreement in Germany with Carl Zeiss Jena Gmbh for the Workstation products. In the U.S., the Company has finalized a distribution agreement with Dynamic Healthcare, Inc. for the AIMS workstation product. The Company has also entered into an exclusive distribution agreement with Medical and Biological Laboratories Co. ("MBL") to distribute the AutoCyte ImageTiter software system in support of MBL's autoimmune diagnostic reagent offering to laboratories worldwide. MBL will also distribute AutoCyte Pathology Workstation products in Japan, Korea, and Taiwan. As part of these distribution agreements, the Company expects to continue to provide integration services.

     After-sale support services, including customer training, product installation, telephone technical support and repair service is offered directly to customers in the United States. Personnel providing these services are located both at the Company's headquarters and in select major metropolitan areas. Internationally, the Company plans to provide these services through distributor organizations.

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

     The Company purchases certain of the PREP instrument components from a single OEM supplier in Europe. The consumable items used with PREP, including glass slides, centrifuge tubes, pipette tips, settling chambers and other disposable components, are purchased from a variety of third-party vendors, some of which are sole source suppliers. In 1998, the Company agreed to new multi-year exclusive contracts with two suppliers of manufactured plastic components that are incorporated into its products. The first contract covers a specially engineered component that is required for the PREPMATE system. The contract commenced in March 1998 and will terminate in March 2001. Pricing is fixed, but is subject to adjustment based upon changes in raw material costs. In addition, the Company has the ability to renegotiate pricing, or obtain the product elsewhere, if the Company can identify another third-party supplier that is willing to supply the product on more competitive terms.

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

     Subject to any contractual limitations upon its ability to do so, the Company may seek to establish other relationships with additional suppliers or vendors for components of its products, although there can be no assurance that it will be successful in doing so. The incorporation of new components, or replacement components from alternative suppliers into the Company's products may require the Company to submit PMA supplements to, and obtain further regulatory approvals from the FDA before marketing the products with the new or replacement components.

  AutoPap

     Final assembly, integration and testing of the electronic, mechanical and optical components and modules of AutoPap takes place in the Company's Redmond, Washington facility. TriPath's manufacturing operations have produced sufficient AutoPap systems to meet customer demand since it began commercial operations in 1996. The Company believes it has sufficient capacity to meet anticipated customer needs for its AutoPap product.

     TriPath purchases all components for the AutoPap system from outside vendors. A major component of the AutoPap system, the slide tray motion system, is supplied by a sole-source vendor. In addition, TriPath purchases all of its AutoPap optics from a large microscope vendor, and all of its video cameras from a large electronics vendor. Certain other components are currently purchased from single-source vendors. TriPath would need to modify any components provided by additional or replacement suppliers for use in AutoPap. TriPath would be unable to quickly establish additional or replacement sources of supply for many AutoPap components. In addition, TriPath may need to obtain regulatory approval to substitute certain components. There can be no assurance that TriPath would be able to obtain the necessary approvals. If one of its vendors becomes unable to supply acceptable components in a timely manner and in the quantity required, TriPath may need to delay or halt its manufacturing process. Any delay or cessation of manufacturing could adversely affect its business.

     In its manufacturing process, TriPath must meet and adhere to all applicable requirements of U.S. and international regulatory agencies, including Quality Systems Regulations issued by the FDA. As part of the FDA regulatory process, TriPath faces periodic FDA inspections and other periodic inspections by U.S. and foreign regulatory agencies. See "Governmental Regulation."

  Pathology Workstation Products

     The Company currently integrates and assembles the Pathology Workstation products at its Burlington facility and believes it has sufficient capacity to meet anticipated customer demand for this product. To prepare a Workstation for shipment, a computer is first configured with the proper hardware and software components. It is then integrated with an automated microscope and other related components.

     The Company's Workstation Products consist primarily of off-the-shelf components and proprietary software. The components are supplied by a variety of vendors, some of which are sole-source suppliers. The Company has been integrating and selling Workstation products since 1993.

  Manufacturing Standards

     The Company's manufacturing process is subject to extensive regulation by the FDA, including the FDA's Quality System Regulation ("QSR," also known as Good Manufacturing Practice, or "GMP") requirements. Both the Burlington, North Carolina and Redmond, Washington facilities are subject to periodic FDA inspections. The Company's Burlington, North Carolina manufacturing facility was inspected by the FDA in October 1997 for compliance with QSR requirements relating to the PREP product. The Company was notified by the FDA in December 1997 that the facility had no outstanding deficiencies and that it had passed the inspection. Failure to comply with the FDA's QSR requirements would materially impair the Company's ability to achieve or maintain commercial-scale production. In addition, if the Company is unable to maintain full-scale production capability, acceptance by the market of PREP and AutoPap would be impaired, which in turn would have a material adverse effect on the Company's business, financial conditions, and results of operations.

     In addition to QSR requirements, the Company is required to meet certain requirements relating to ISO 9001 certification and other European regulatory requirements. A European "CE" certification is required to successfully sell PREP in Europe according to certain directives of the European Union. The addition of other European directives may require TriPath to further demonstrate compliance with new or modified requirements in order to apply the CE mark specific to those directives. The OEM supplier of the PREP instrument components has ISO 9001 certification and has obtained CE certification for the main PREP component. CE compliance for the entire PREP system is expected by mid-2000.

     The Company commenced its efforts for ISO 9001 certification in 1998 and obtained certification in 1999.

     Failure to either attain or maintain compliance with the applicable manufacturing requirements of regulatory agencies would have a material adverse effect on the Company's business, financial condition and results of operations.

RESEARCH AND DEVELOPMENT

     The Company's research and development programs are currently focused on
(i) continued enhancement of the PREP instrument, related reagents and disposables and further automation of the PREP slide preparation and handling process, (ii) continued development of the next generation AutoPap ("AutoPap II") product and (iii) development of additional Pathology Workstation applications to address the needs of the broader pathology automation market.

     Enhancements to PREP under development are particularly focused on increasing PREP's efficiency, ease of use, reliability and cost-effectiveness. The Company is also working to extend the shelf life of its CytoRich line of reagents and preservatives.

     PREPMATE, an automated front-end processor for PREP, is designed to reduce the number of manual pre-preparation steps required for the PREP system. PREPMATE is designed to function as a robotic mixer of the cell suspension in the preservative vial, and to layer the cell sample before centrifugation. PREPMATE is designed to further enhance the throughput of the PREP system. The use of PREPMATE does not have FDA approval.

     AutoPap II, a next-generation product intended to ultimately replace AutoPap, is designed to be a more cost effective platform that will utilize off the shelf components. AutoPap II will rely on an enhanced proprietary algorithm classification technology and will be designed to have increased information management and storage capabilities. The Company is developing AutoPap II to include networking and sophisticated database capabilities.

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

     As of December 31, 1999, the Company had approximately 37 employees engaged in research and development. The Company's expenditures for research and development were approximately $18.7 million, $16.0 million and $12.3 million for the years ended December 31, 1997, 1998 and 1999, respectively.

THIRD-PARTY REIMBURSEMENT

     Some private third-party medical insurance providers and governmental agencies offer reimbursement for laboratory testing associated with routine medical examinations, including Pap smears. In the United States, the level of reimbursement by those third-party payors varies considerably, often resulting in payments by patients for Pap smears. Third-party healthcare payors in the United States are increasingly sensitive to containing healthcare costs and heavily scrutinize new technology. Third-party payors may influence the pricing or perceived attractiveness of TriPath's products and services by regulating the maximum amount of reimbursement they provide, or by not providing any reimbursement at all. Successful commercialization of PREP and AutoPap for cervical cancer screening in the United States and other countries will depend on the availability of reimbursement from such third-party payors. Because the up-front, direct costs of using the Company's products will be greater than the cost of the conventional Pap smear, the Company will need to convince third-party payors that the overall cost savings to the health care system, resulting from earlier detection of cervical cancer, reduced ASCUS diagnoses and resulting reduction of unnecessary biopsies and colposcopies, and improved specimen adequacy and resulting reduction of unnecessary repeat Pap smears, will more than offset the cost of the Company's products.

     Restrictions on reimbursement may limit the price TriPath can charge for the PREP and AutoPap systems or reduce the demand for such products. If these payors do not reimburse for the PREP and AutoPap systems, or provide reimbursement significantly below the amount laboratories charge patients to perform PREP preparations and AutoPap screening, TriPath's potential market will be reduced. The Company is focusing on obtaining coverage and reimbursement from major national and regional managed care organizations and insurance carriers throughout the United States. In early 1998, TriPath established a reimbursement team to work with third-party insurers and managed care organizations to establish and improve third-party reimbursement rates for the AutoPap System. Most third-party payor organizations independently evaluate new diagnostic procedures by reviewing the published literature and the Medicare coverage and reimbursement policy on the specific diagnostic procedure. To assist third-party payors in their respective evaluations of PREP and AutoPap, the Company provides scientific and clinical data to support its claims of the safety and efficacy of the Company's products. The Company focuses on improved disease detection and cost savings benefits in obtaining reimbursement for PREP and AutoPap for cervical cancer screening.

     A critical component in the reimbursement decision by most private insurers and the United States Health Care Financing Administration ("HCFA"), which administers Medicare, is the assignment of a Current Procedural Terminology ("CPT") code which is used in the submission of claims to insurers for reimbursement for medical services. CPT codes are assigned, maintained and revised by the CPT Editorial Board administered by the American Medical Association. The Company is aware that certain clinical laboratories using other gynecological thin-layer systems have received reimbursement from certain third-party payors using existing CPT codes. In January 1998 the CPT Editorial Board established two separate CPT codes (88142 and 88143) for liquid-based cervical cytology preparations by a cytotechnologist and, if necessary, a pathologist, respectively. In January 1999, CPT codes became effective for the AutoPap Screener (88147 and 88148). Payment for these new CPT codes as well as other new cervical cytology technologies are currently being "gap filled" by local Medicare intermediaries, meaning no national limit has been set. HCFA had originally targeted September 1999 as a deadline for establishing a national limit on reimbursement for these procedures. HCFA has now extended this deadline to September 2000. There can be no assurance that monetary reimbursement will be established at a level sufficient to support use of the PREP system on a routine basis. Failure to secure sufficient reimbursement could have a material adverse effect on the Company's business, financial condition and results of operations. There are currently no CPT codes in place for screening thin-layer preparations on the AutoPap and will not be until January 2001 at the earliest.

     The Company has limited experience in obtaining reimbursement for its products in the United States or other countries. In addition, third-party payors are routinely limiting reimbursement and coverage for medical devices and, in many instances, are exerting significant pressure on medical suppliers to lower their prices. Lack of, or inadequate reimbursement by government and other third-party payors for the Company's products would have a material adverse effect on the Company's business, financial condition and results of operations. Further, outside of the United States, health care reimbursement systems vary from country to country, and there can be no assurance that third-party reimbursement will be made available at an adequate level, if at all, for PREP or AutoPap under any other reimbursement system.

     Although the Company's major competitor has already received some reimbursement approval for their product, there is significant uncertainty concerning third-party reimbursement for the use of any medical device incorporating new technology. In February 1998, the Medical Advisory Panel ("MAP") of the Blue Cross and Blue Shield Association's Technology Evaluation Center completed a cost-effectiveness study pertaining to certain of the Company's competitors. The MAP concluded that Cytyc Corporation's ThinPrep(R) process, TriPath, Inc.'s AutoPap(R) 300 QC System (for quality control and adjunctive testing only) and Neuromedical Systems, Inc.'s PAPNET(R) system (for adjunctive testing only) offer only modest improvements in diagnostic accuracy at a high cost. TriPath has discontinued the AutoPap(R) 300 QC System; Neuromedical Systems, Inc. has liquidated. While the companies have stated that they disagree with the MAP report, there can be no assurance that the report will not have an adverse effect on market acceptance of the Company's products. Further, in July 1998, the American College of Obstetricians and Gynecologists released a report stating that, while the new technologies improve sensitivity of the Pap test, their routine use cannot be recommended based on costs and a lack of sufficient data demonstrating a reduction in incidence of late-stage disease or an improvement in cervical cancer survival rate. Reimbursement by a third-party payor depends on a number of factors, including the level of demand by health care providers and the payor's determination that the use of PREP and AutoPap represents a clinical advance compared to current technology and is safe and effective, medically necessary, cost-effective and appropriate for specific patient populations. Since reimbursement approval is required from each payor individually, seeking such approvals is a time-consuming and costly process that requires the Company to provide scientific and clinical data to support the use of PREP and AutoPap to each payor separately. There can be no assurance that third-party payors will provide such coverage or coverage for any other products developed by the Company, that reimbursement levels will be adequate or that health care providers or clinical laboratories will use PREP and AutoPap for cervical cancer screening in lieu of the conventional Pap smear method.

     Recent health care cost containment initiatives in the United States that have focused on reduction in reimbursement levels may effect the Company negatively. However, emphasis on preventative measures to reduce the overall costs to the health care system could lead to more frequent testing for cervical cancer and use of PREP and AutoPap. The Company is unable to predict the outcome or the effect on its business of the current health care reform debate. Recently, Congress passed a bill directing HCFA to increase reimbursement for the conventional Pap smear from $7.15 to $14.60.

PATENTS, COPYRIGHTS, LICENSES AND PROPRIETARY RIGHTS

     Because of the substantial length of time and expense required to bring new products through development and regulatory approval to the marketplace, the Company relies on a combination of patents, trade secrets, copyrights and confidentiality agreements to protect its proprietary technology, rights and know-how. The Company holds 107 issued or allowed United States patents and has 25 United States patent applications pending. These patents cover system components, such as the disaggregation syringe, the PREP process, and various aspects of its high-speed image-interpretation technology. TriPath holds 31 foreign patents and has applied for patent protection for certain aspects of its technology in various foreign countries. TriPath intends to continue to pursue patent protection where it is available and cost-effective, both in the United States as well as in other countries. There can be no assurance, however, that the claims allowed in any of the Company's existing or future patents will provide competitive advantages for the Company's products or will not be successfully challenged or circumvented by competitors.

     Under current law, patent applications in the United States are maintained in secrecy until patents are issued and patent applications in foreign countries are maintained in secrecy for a period after filing. The right to a patent in the United States is attributable to the first to invent, not the first to file a patent application. The Company cannot be sure that its products or technologies do not infringe patents that may be granted in the future pursuant to pending patent applications or that its products do not infringe any patents or proprietary rights of third parties. There can be no assurance that a court would rule that the Company's products do not infringe other third-party patents or would invalidate such third-party patents. The Company may incur substantial legal fees in defending against a patent infringement claim or in asserting claims of invalidity against third parties. In the event that any relevant claims of third-party patents are upheld as valid and enforceable, the Company could be prevented from selling its products or could be required to obtain licenses from the owners of such patents or be required to redesign its products to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be on terms acceptable to the Company or that the Company would be successful in any attempt to redesign its products or processes to avoid infringement. The Company's failure to obtain these licenses or to redesign its products would have a material adverse effect on the Company's business, financial condition and results of operations.

     On September 13, 1999, Cytyc Corporation filed suit against TriPath in the United States District Court for the District of Delaware. The complaint alleges that the Company's CytoRich (R) proprietary preservative fluid infringes Cytyc's patent titled "Cell Preservative Solution." The complaint seeks a determination that TriPath is infringing Cytyc's patent and an injunction preliminarily and permanently enjoining and restraining TriPath from further infringing Cytyc's patent. The complaint also seeks treble damages, plus interest, in an amount to be determined, as well as costs and reasonable attorneys' fees. On October 18, 1999, TriPath filed its response denying Cytyc's claims. On December 6, 1999, the Company demanded Cytyc withdraw its motion for preliminary injunction. On December 7, 1999, Cytyc complied with this request and withdrew their motion for preliminary injunction. On March 10, 2000, the Company filed a motion for summary judgment.

     The Company has entered into confidentiality agreements with all of its employees and several of its consultants and third-party vendors. These agreements also require employees and consultants to disclose to TriPath ideas, developments, discoveries or inventions they conceive during employment or consultation. They also must assign their proprietary rights in such matters if the matters relate to TriPath business and technology. There can be no assurance that the obligations of employees of the Company and third parties with whom the Company has entered into confidentiality agreements to maintain the confidentiality of trade secrets and proprietary information will effectively prevent disclosure of the Company's confidential information or provide meaningful protection for the Company's confidential information if there is unauthorized use or disclosure, or that the Company's trade secrets or proprietary information will not be independently developed by the Company's competitors.

     TriPath has registered trademarks in the United States, Australia, Japan, Canada, France, the Benelux countries, Germany, the United Kingdom, Italy and Spain for "NeoPath" and "AutoPap." TriPath has applied for registration of its trademarks in several other foreign countries. The Company also holds unregistered rights to copyrights on documentation and operating software developed by it for the PREP and SCREEN systems. There can be no assurance that any copyrights owned by the Company will provide competitive advantages for the Company's products or will not be challenged or circumvented by its competitors. Litigation may be necessary to defend against claims of infringement, to enforce patents and copyrights of the Company, or to protect trade secrets and could result in substantial cost to, and diversion of effort by, the Company. There can be no assurance that the Company would prevail in any such litigation. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States.

COMPETITION

     The cervical cancer screening market is comprised of the conventional Pap smear process and certain technologies that have been introduced in recent years or are currently under development to provide improvements over the conventional Pap smear process. The Company's competitors in the development and commercialization of alternative cervical cancer screening technologies include both publicly traded and privately held companies. The alternative technologies known to the Company have focused on improvements in slide sample preparation, the development of automated, computerized screening systems and adjunctive testing technologies. Nevertheless, some competitors' products have already received FDA approval and are being marketed in the United States. In addition, one of the Company's competitors has substantially greater financial, marketing, sales, distribution and technical resources than the Company, and more experience in research and development, clinical trials, regulatory matters, customer support, manufacturing and marketing. The Company believes that its products will compete on the basis of a number of factors, including slide specimen adequacy, screening sensitivity, ease of use, efficiency, cost to customers and performance claims. While the Company believes that its products will have competitive advantages based on some of these factors, there can be no assurance that various competitors' products will not have competitive advantages based on other factors that, when coupled with the earlier market entry of some products, will adversely effect the market acceptance of PREP and AutoPap. Moreover, there can be no assurance that the Company will be able to compete successfully against current or future competitors or that competition, including the development and commercialization of new products and technologies, will not have a material adverse effect on the Company's business, financial condition and results of operations. The Company's products could be rendered obsolete or uneconomical by technological advances of the Company's current or potential competitors, the introduction and market acceptance of competing products or by other approaches.

     The Company's primary competitor in thin-layer slide preparation is Cytyc Corporation ("Cytyc"). Cytyc's system, the ThinPrep(R) 2000 Processor(TM) ("ThinPrep 2000"), is based on a membrane-filtration separation system rather than the centrifugation approach used in the AutoCyte PREP process. ThinPrep 2000 is the only other thin-layer sample preparation system approved by the FDA as a replacement for the conventional Pap smear. It is also used for non-gynecological applications. The FDA has allowed Cytyc to conclude in the discussion section of the package insert for ThinPrep 2000 that the sample preparation ". . . is significantly more effective than the conventional Pap smear for the detection of Low Grade Squamous Intraepithelial (LSIL) and more severe lesions in a variety of patient populations." The FDA has also allowed Cytyc to conclude in the package insert that specimen quality ". . . is significantly improved over that of conventional Pap smear preparation in a variety of patient populations." In addition, in October of 1996, Cytyc announced a non-exclusive co-marketing agreement with Digene Corporation, which has developed a product that detects the presence or absence of HPV in precancerous cervical lesions. In September 1997, the FDA approved PMA supplements submitted by Cytyc and Digene enabling testing for HPV directly from Cytyc's ThinPrep process cell suspension. The Company anticipates working with Digene on a PMA supplement for use of PREP's cell suspension with Digene's HPV test in the United States. In Europe, the AutoCyte PREP cell suspension is already in routine use with Digene's HPV test. Cytyc has also announced that it is developing a higher throughput version of its ThinPrep 2000 system (the ThinPrep 3000). The PMA was submitted to the FDA in the fall of 1999. In January 1999, Cytyc announced that it was expanding its direct sales force by 75 people to sell directly to hospitals, laboratories and doctors. Finally, in January 2000, Cytyc and Quest Diagnostics announced a multi-year agreement naming ThinPrep as the exclusive liquid based cervical cancer screening methodology for Quest. Cytyc's success with implementation of any of the foregoing arrangements or marketing initiatives may make it more difficult for the Company to promote PREP in markets in which it competes with Cytyc.

GOVERNMENT REGULATION

     The manufacture and sale of medical diagnostic devices are subject to extensive governmental regulation in the United States and in other countries. PREP and AutoPap are regulated for cervical cytology applications in the United States as medical devices by the FDA under the Federal Food, Drug, and Cosmetic Act (the "FDC Act") and require premarket approval by the FDA prior to commercial distribution. In addition, certain modifications to medical devices, their manufacture or their labeling also are subject to FDA review and approval before marketing. Pursuant to the FDC Act, the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution, sales, marketing, advertising and promotion of medical devices in the United States. Noncompliance with applicable requirements, including good clinical practice requirements, can result in the refusal of the government to grant premarket approval for devices, suspension or withdrawal of clearances or approvals, total or partial suspension of production, distribution, sales and marketing, fines, injunctions, civil penalties, recall or seizure of products, and criminal prosecution of a company and its officers and employees.

     Medical devices are classified into one of three classes, Class I, II or III, on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (e.g., labeling and adherence to FDA-mandated quality system (including QSR) requirements and, in some cases, premarket notification ("510(k)")). Class II devices are subject to general controls including, in most cases, premarket notification, and to special controls (e.g., performance standards, patient registries and FDA guidelines). Generally, Class III devices are those that must receive premarket approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices) and also include most devices that were not on the market before May 28, 1976 ("new medical devices") and for which the FDA has not made a finding of "substantial equivalence" based on a premarket notification. Class III devices usually require clinical testing that demonstrates the device is safe and effective, and must have FDA approval prior to marketing and distribution. The Company's PREP and AutoPap products, when intended for gynecological use, are regulated as Class III medical devices.

     PREP and AutoPap and any other products manufactured or distributed by the Company pursuant to an approved PMA application and supplements (or to 510(k) clearances) will be subject to pervasive and continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experience with the use of the device. TriPath will continue to be inspected on a routine basis by the FDA for compliance with regulations with respect to manufacturing, testing, distribution, storage and control activities. TriPath must establish and maintain a system for tracking AutoPap Systems through the chain of distribution and conduct postmarket surveillance, and must provide periodic reports containing safety and effectiveness information. Device manufacturers are required to register their establishments and list their devices with the FDA. The FDC Act requires that medical devices be manufactured in accordance with the FDA's QS regulation. Product labeling and promotional activities are also subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. Products may only be promoted by the Company and any of its distributors for their approved indications. No assurance can be given that modifications to the labeling which may be required by the FDA in the future will not adversely affect the Company's ability to market or sell PREP, AutoPap or other products of the Company.

     In addition, the FDA's Medical Device Reporting regulations require medical device companies such as TriPath to provide information to the FDA whenever evidence reasonably suggests that a device may have caused or contributed to a death or serious injury. These regulations also apply if the device malfunctions and the device or a similar device sold by the company would be likely to cause or contribute to a death or serious injury if the malfunction were to recur.

     If the FDA believes that TriPath has not complied with the law, it can take one or more of the following actions:

     - refuse to review or clear applications to market its products in the United States

     - refuse to allow TriPath to enter into government supply contracts;

     - withdraw approvals already granted;

     - require that TriPath notify users regarding newly found risks;

     - request repair, refund or replacement of faulty devices;

     - request corrective advertisements, recalls or temporary marketing suspension; or

     - initiate legal proceedings to detain or seize products, enjoin future violations or assess criminal penalties against TriPath or its officers or employees.

These actions could disrupt TriPath's operations for an indefinite period of time.

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

     Sales of medical devices outside of the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. No assurance can be given that such foreign regulatory approvals will be granted on a timely basis, or at all. The Company has been advised by various parties, including consultants engaged by the Company and foreign distributors, that no regulatory approvals for a device analogous to FDA approval of a PMA are currently required by any country where the Company currently sells PREP. Such approval requirements may be imposed in the future. In addition to regulatory approvals in the United States, the AutoPap System is approved for primary screening and quality control rescreening in Japan, Canada, Australia, New Zealand, The Netherlands, Italy, Hong Kong, Korea, and Taiwan. TriPath intends to pursue additional product registrations in other foreign countries. The Company received an FDA permit to export PREP and AutoPap to all foreign countries in which the Company is currently selling these products and where such a permit was required. There can be no assurance that the Company will meet the FDA's export requirements or receive additional FDA export approval when such approval is necessary, or that countries to which the devices are to be exported will approve the devices for import. Failure of the Company to meet the FDA's export requirements or obtain FDA export approval when required to do so, or to obtain approval for import, could have a material adverse effect on the Company's business, financial condition and results of operations.

     TriPath's products are subject to a variety of regulations in Europe, including the European Union. In vitro medical devices, including the AutoPap System, must now comply with the EU's In-Vitro Diagnostic Medical Devices Directive. The Directive was published in the Official Journal of European Communities in December 1998. The EU member states will likely implement the Directive into national law by December 1999. A transition period, which begins from the date of publication of the Directive and ends December 2003, applies to all devices placed on the market in the EU. During this transition period, both Directive "CE" marked and non CE-marked devices may be placed on the market. In other words, companies may choose to follow either the CE mark or the national legislation, if any. If no such national legislation exists, the devices can be freely placed on the market. By the conclusion of this transition period, TriPath's products must comply with the requirements of the Directive and member state local language requirements. Products not bearing the CE mark may not be commercially distributed in European Union member countries.

     Other European countries may enact national laws that would conform to the Directive. Member states of the EU and the European Economic Area may enact requirements in addition to those imposed by the Directive. Some European countries have established national regulations relating to in vitro diagnostic medical devices. EU directives and national laws impose requirements for electrical safety and electromagnetic compatibility that apply to the PREP System, PREPMATE, and AutoPap System. TriPath has performed the requisite testing procedures and related documentation to apply the European CE mark to the AutoPap System. TriPath cannot guarantee that the AutoPap System or any other product it may develop will obtain any required regulatory clearance or approval on a timely basis, if at all.

     Congress has directed the Department of Health and Human Services to issue regulations designed to improve the quality of biomedical analytic services, particularly the examination of Pap smears. These regulations require clinical laboratories to rescreen at least 10% of the Pap smears classified on initial manual screen as normal. This 10% must include normal cases selected from the laboratory's total caseload, and from patients or groups of patients that have a high probability of developing cervical cancer based on available patient information. The laboratories that would purchase the Company's PREP and AutoPap products are subject to extensive regulation under CLIA, which requires laboratories to meet specified standards in the areas of personnel qualifications, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The Company believes that its PREP and AutoPap products operate in a manner that will allow laboratories using the products to comply with CLIA requirements. However, there can be no assurance that interpretations of current CLIA regulations or future changes in CLIA regulations would not make compliance by the laboratory difficult or impossible and therefore have an adverse effect on sales of the Company's products.

     In addition, laboratories often must comply with state regulations, inspection, and licensing. In recent years, a few states, including New York and California, have adopted regulations that limit the number of slides that may be manually examined by a cytotechnologist within a given period of time. TriPath cannot guarantee that states will not directly regulate the AutoPap System in the future. TriPath cannot predict the effect, if any, regulation may have on its business or operations.

PRODUCT LIABILITY

     Commercial use of any Company products may expose the Company to product liability claims. The Company currently carries general liability (including product liability) insurance coverage and believes that the amount carried is adequate to meet its present needs. The medical device industry has experienced increasing difficulty in obtaining and maintaining reasonable product liability coverage, and substantial increases in insurance premium costs in many cases have rendered coverage economically impractical. To date, the Company has not experienced difficulty obtaining an amount of insurance coverage commensurate with its level of sales. As the Company's sales expand, however, there can be no assurance that the Company's existing product liability insurance will be adequate or that additional product liability insurance will be available to the Company at a reasonable cost, or that any product liability claim would not have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

     As of December 31, 1999 the Company employed approximately 160 people on a full-time basis. The Company believes that its relations with its employees are good. None of the Company's employees are a party to a collective bargaining agreement.

ITEM 1A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The current executive officers of the Company are as follows:

NAME                                        AGE                     POSITION
----                                        ---                     --------
James B. Powell, M.D. ....................  61    President, Chief Executive Officer and
                                                  Director
Thomas Gahm...............................  43    Vice President of Cytology Research and
                                                    Development
Ernest A. Knesel..........................  54    Vice President of Business Development
Eric W. Linsley...........................  38    Chief Financial Officer, Vice President of
                                                    Finance and Treasurer
Roger W. Martin...........................  52    Vice President of Sales and Marketing
Mary K. Norton............................  36    Vice President of Regulatory Affairs and
                                                    Quality Assurance
David H. Robison..........................  49    Vice President of Operations

     James B. Powell, M.D. has served as a director of the Company since November 1996 and as its President and Chief Executive Officer since January 1997. Prior to joining TriPath, Dr. Powell served as the President and Chief Executive Officer of Laboratory Corporation of America Holdings ("LabCorp") from May 1995 until January 1997. From 1982 until May 1995, Dr. Powell served as President of Biomedical Reference Laboratories/Roche Biomedical Laboratories, Inc. ("RBL"), the predecessor to both LabCorp and Roche Image Analysis Systems, Inc. ("RIAS"), the predecessor of AutoCyte and which he co-founded. He continues to serve on the board of LabCorp, a publicly traded company. Dr. Powell received a B.A. degree from Virginia Military Institute and an M.D. from Duke University, and is board certified in anatomical and clinical pathology.

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

     Ernest A. Knesel has served as Executive Vice President of the Company since November 1996 and served as its interim President from November 1996 until January 1997. Previously, Mr. Knesel was a founder of RIAS and served as President of RIAS from May 1989 until joining TriPath. Mr. Knesel also was a co-founder of RBL, for which he served as Senior Vice President and was responsible for Scientific Affairs from June 1969 until 1993. Mr. Knesel received a B.S. in medical technology and an M.S. in biochemistry from Fairleigh Dickinson University.

     Eric W. Linsley has served as Vice President of Operations and Business Development of the Company since May 1997. Prior to joining TriPath, Mr. Linsley was a partner with Ampersand Ventures ("Ampersand"), a venture capital firm, from 1991 to May 1997, and, in connection with such position, served as interim management in operating and financial roles for various industrial products and health care companies. From 1989 to 1991, Mr. Linsley was a management consultant with Bain & Co. In 1988, he served in the same capacity with McKinsey & Co. He also has worked as a certified public accountant with Arthur Andersen LLP from 1984 to 1987. He received a B.A. from Trinity College, an M.S. in accounting from New York University and an M.B.A. from the Wharton School at the University of Pennsylvania.

     Roger W. Martin has served as Vice President of Sales and Marketing since December 1999. Prior to joining TriPath, Mr. Martin provided sales and marketing consultation for several development stage companies. From 1994 to 1998, he was employed by Roche Diagnostic Systems, a division of Hoffmann-La Roche as the Western Area Sales Manager. Additionally, Mr. Martin was responsible for National Account Management. Mr. Martin was employed by Becton Dickinson Primary Care, a division of Becton Dickinson and Co., from 1979 to 1994. He held various sales management and sales positions with Becton Dickinson.

     Mary K. Norton has served as Vice President of Regulatory/Government Affairs and Quality Assurance since May 1998. Ms. Norton joined TriPath in August 1996 and served as the Company's Director of Regulatory and Clinical Affairs. In May 1998, Ms. Norton was named Vice President, Regulatory Affairs and Quality Assurance, and in January 1999, was named Vice President, Regulatory/Government Affairs & Quality Assurance. Prior to joining TriPath, Ms. Norton managed Regulatory Affairs and Quality Assurance from July 1994 through May 1996 at Bioject, Inc., a company that develops, manufactures and markets advanced needle-free drug delivery systems. Ms. Norton was employed by Siemens Medical Systems, Ultrasound Group, as Senior Biomedical Engineer from August 1992 to June 1994. From September 1987 to October 1990, Ms. Norton was employed by Advanced Technology Laboratories.

     David H. Robison has served as Vice President of Operations since May 1996. Prior to joining TriPath, Mr. Robison was employed by Abbott Laboratories in various positions from February 1978 through May 1996. From February 1995 to May 1996, Mr. Robison was Research and Development Director for Abbott's Diagnostic Division, and from May 1990 to February 1995 he was Director, Customer Satisfaction.

ITEM 2.  PROPERTIES

     The Company currently leases a total of 43,000 square feet of space devoted to manufacturing, warehousing, administrative, research and development and engineering functions, at 780 Plantation Drive, Burlington, North Carolina under a seven-year lease expiring in July 2005. The lease is renewable for five additional one-year terms. TriPath leases approximately 72,000 square feet of office and manufacturing space in Redmond, Washington under operating leases expiring through January 2007, with various renewal options. TriPath believes that its facilities and other available office space are adequate for its current needs. The Company also currently leases a 5,000 square foot education facility at 1111 Huffman Mill Road in Burlington, North Carolina under a three-year lease expiring in June 2001. The education facility lease is renewable for one additional three-year term, and also contains an option to expand the leased space by 4,500 square feet. TriPath also leases office space in Brussels, Belgium, under an operating lease expiring in August 2007.

ITEM 3.  LEGAL PROCEEDINGS

     On September 13, 1999, Cytyc Corporation filed suit against TriPath in the United States District Court for the District of Delaware. The complaint alleges that the Company's CytoRich(R) proprietary preservative fluid infringes Cytyc's patent titled "Cell Preservative Solution." The complaint seeks a determination that TriPath is infringing Cytyc's patent and an injunction preliminarily and permanently enjoining and restraining TriPath from further infringing Cytyc's patent. The complaint also seeks treble damages, plus interest, in an amount to be determined, as well as costs and reasonable attorneys fees. On October 18, 1999, TriPath filed its response denying Cytyc's claims. On December 6, 1999, the Company demanded Cytyc withdraw its motion for preliminary injunction. On December 7, 1999, Cytyc complied with this request and withdrew their motion for preliminary injunction. On March 10, 2000, the Company filed a motion for summary judgement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock, $0.01 par value per share (the "Common Stock"), is traded on the Nasdaq National Market under the symbol "TPTH". The following table sets forth, for the calendar periods indicated, the range of high and low sales prices for the Common Stock of the Company on the Nasdaq National Market. These prices do not include retail mark-up, mark-down or commissions and may not represent actual transactions.

                                                               HIGH        LOW
                                                              ------      ------
FISCAL YEAR 1998:
  First Quarter.............................................  $8.375      $4.000
  Second Quarter............................................  $8.250      $4.500
  Third Quarter.............................................  $6.375      $2.875
  Fourth Quarter............................................  $4.438      $2.250
FISCAL YEAR 1999:
  First Quarter.............................................  $7.750      $3.188
  Second Quarter............................................  $8.250      $5.188
  Third Quarter.............................................  $7.125      $3.500
  Fourth Quarter............................................  $6.625      $3.500

     On March 21, 2000, the last reported sales price of the Common Stock on the Nasdaq National Market was $8.25 per share. As of March 21, 2000, there were approximately 271 holders of record of the Common Stock.

     Use of proceeds information is provided herewith in connection with the Company's initial public offering in September 1997 (the "Offering"). The Company's Registration Statement on Form S-1, Commission file number 333-30227, was declared effective by the Securities and Exchange Commission on September 4, 1997.

     In connection with the Offering, the Company incurred the following expenses through December 31, 1999: underwriting discounts and commissions of $2,187,000 and other expenses of $1,169,339. After expenses incurred through December 31, 1999, the Company's net proceeds from the Offering were $27,893,661. From September 5, 1997 (the effective date of the Company's Registration Statement on Form S-1) through December 31, 1999, the amount of net offering proceeds used by the Company was as follows: $2,896,943 for purchases of machinery and equipment, $18,942,014 to fund current operations (of which $2,886,661 was paid to officers of the Company), $4,307,426 for the purchase of intangible assets, and $1,747,278 for working capital purposes.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below has been restated to reflect the pooling transaction that occurred on September 30, 1999. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes thereto included in this Form 10-K.

                                                                     TRIPATH        TRIPATH        TRIPATH
                                      YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                     DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                       1995 (1)       1996 (2)         1997           1998           1999
                                     ------------   ------------   ------------   ------------   ------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Net sales........................    $  3,396       $  4,938       $ 13,492       $ 16,849       $ 18,466
  Gross profit.....................         982            125          6,765          7,155          8,098
  Research and development.........      14,458         15,568         18,711         15,969         12,258
  Selling, general and
     administrative................      14,522         23,786         24,278         25,408         17,724
  Operating loss...................     (27,998)       (39,229)       (36,224)       (37,307)       (33,251)
  Net loss.........................    $(26,353)      $(35,501)      $(34,582)      $(35,271)      $(32,557)
                                       ========       ========       ========       ========       ========
  Net loss per Share (basic and
     diluted) (3)..................                                  $  (1.91)      $  (1.46)      $  (1.17)
                                                                     ========       ========       ========
  Weighted-average shares
     outstanding (3)...............                                    18,123         24,098         27,819
                                                                     ========       ========       ========

                                                                     TRIPATH
                                     ------------------------------------------------------------------------
                                     DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                       1995 (1)         1996           1997           1998           1999
                                     ------------   ------------   ------------   ------------   ------------
                                                                  (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash, cash equivalents and
     securities available for
     sale..........................    $ 23,440       $ 68,005       $ 57,374       $ 28,941       $ 13,962
  Working capital..................      26,461         71,493         64,881         32,553         17,338
  Total assets.....................      38,730         92,815         95,962         68,176         58,874
  Long term obligations............         258            183            151          2,051          1,117
  Redeemable convertible preferred
     stock.........................          --          9,882             --             --             --
  Total stockholders' equity.......      35,135         76,837         88,255         55,075         47,025

---------------

(1) Reflects the operations of TriPath, as conducted by NeoPath, Inc., and the Company's predecessor, the cytology and pathology automation business as conducted by Roche Image Analysis Systems, Inc. ("RIAS").
(2) Reflects the operations of the cytology and pathology automation business as conducted by RIAS from January 1, 1996 through November 21, 1996, the operations of TriPath, as conducted by NeoPath for the year ended December 31, 1996, and the operations of the TriPath, as conducted by AutoCyte, Inc., from November 22, 1996 through December 31, 1996.
(3) See Note 2 of Notes to the Company's Consolidated Financial Statements for information concerning the computation of net loss per share and shares used in computing net loss per share. Net loss per share is not disclosed for periods prior to November 22, 1996 since RIAS operated as a wholly owned subsidiary of Roche Holding Ltd. prior to the formation of AutoCyte.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

  Background

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

     The Company has not generated any taxable income to date and, therefore, has not paid any federal income taxes since its inception. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances, in amounts equal to the net deferred tax assets as of December 31, 1999 and 1998, have been established in each period to reflect these uncertainties.

     At December 31, 1999, the Company had net operating losses, for tax purposes, of approximately $158.8 million that may be carried forward to offset future taxable income. This amount expires in 2011 through 2013. Utilization of net operating losses and any tax credit carryforwards are subject to complex treatment under the Internal Revenue Code of 1986, as amended (the "Code"). Pursuant to Section 382 of the Code, the change in ownership resulting from the Company's initial public offering in September 1997 (the "Offering") and any other future sale of stock may limit utilization of future losses in any one year. The Company believes that the sale of Common Stock in the Offering did not create any immediate limitations on the Company's utilization of net operating losses.

     The consolidated financial results for 1999, 1998 and 1997 have been restated to include the results of NeoPath, Inc., with which the Company merged on September 30, 1999 (the "Merger"). The Merger was a tax-free reorganization and was accounted for as a pooling of interests.

RESULTS OF OPERATIONS

  Years ended December 31, 1999 and 1998

     Revenues -- Revenues for the year ended December 31, 1999 were $18.5 million, a 10% increase from revenues of $16.8 million for 1998. The increase in revenues is attributable to a $4.7 million increase in AutoPap fee-per-use revenue, offset by a $4.1 million decrease in AutoPap product sales, and a $2.4 million increase in PREP revenue offset by a $1.4 million decrease in Pathology Workstation products.

     Gross Margin -- Gross margin increased from 42% in 1998 to 44% in 1999. Contributing to the increase in 1999 was an increase in PREP revenue for gynecological purposes, partially offset by a decrease in foreign sales of AutoPap units.

     Research and Development -- Research and development expenses for 1999 were $12.3 million, a 23% decrease from $16.0 million in 1998. This decrease was primarily attributable to decreased net development costs on additional AutoPap applications, elimination of Pathfinder development expenses and the elimination of redundant research and development efforts after the merger.

     Selling, General and Administrative -- Selling, general and administrative expenses for 1999 were $17.7 million, a 30% decrease from $25.4 million in 1998. This decrease is due to headcount reduction occurring during 1999 and the elimination of redundant functions after the merger.

     Transaction, Integration and Restructuring Costs -- In connection with its merger with NeoPath, the Company incurred approximately $8.4 million of nonrecurring transaction, integration and restructuring costs. These costs consisted primarily of $2.6 million in write-offs of assets, primarily property and equipment, $1.9 million of professional and transaction fees, a $1.3 million write-off of intangible assets, and $1.1 million of severance costs.

     Net Loss from Operations -- Net loss from operations during 1999 was $33.3 million, an 11% improvement from $37.3 million in 1998. This improvement is due to the 10% increase in revenues and the reduction of research and development expenses in 1999, partially offset by the $8.4 million in non-recurring expenses related to the merger.

     Interest Income and Expense -- Interest income for 1999 was $1.1 million, a 52% decrease from $2.3 million during 1998, primarily attributable to the lower average cash balance during 1999. Interest expense for 1999 was $416,000 compared to $274,000 during 1998. This increase is due to additional equipment financing entered into in 1999.

  Years ended December 31, 1998 and 1997

     Revenues -- Revenues for 1998 were $16.8 million, a 25% increase from $13.5 million in 1997. This increase was due primarily to a $1.0 million increase in AutoPap fee-per-use revenue. The increase in fee-per-use revenues resulted from higher overall per-slide pricing and increased placements during 1998. Also contributing to the increase in revenues was a $500,000 increase in sales of PREP units and related consumables and a $1.7 million increase in Pathology Workstation revenues.

     Gross Margin -- Gross margin for 1998 was 42%, a decrease from 50% in 1997. This decrease was primarily attributable to discounts and incentives the Company offered in AutoPap QC sale pricing in the first half of 1998 as customers anticipated FDA approval of the AutoPap Primary Screener, as well as pricing incentives the Company offered in the second half of the year as it signed initial orders for AutoPap Primary Screeners. Additionally, due to lower-than-optimal usage of certain AutoPap Systems on fee-per-use contracts, the overall gross margin percentage on fee-per-use revenues was lower than the gross margin percentage on AutoPap Systems sold.

     Research and Development -- Research and development expenses for 1998 were $16.0 million, a 15% reduction from $18.7 million in 1997. The Company incurred higher research and development costs in 1997 than in 1998 primarily due to its AutoPap Screener clinical study, which the Company completed in 1997.

     Selling, General and Administrative -- Selling, general and administrative expenses remained relatively flat, increasing 5% from $24.3 million in 1997 to $25.4 million in 1998. Although the Company increased expenses in the first half of 1998 to launch the AutoPap Primary Screener, the Company reduced overall spending in the second half of 1998 as it carefully focused corporate spending.

     Nonrecurring Expenses -- During the fourth quarter of 1998, the Company wrote off $3.1 million of intangible assets related to the Pathfinder System product line. The write-off did not require any cash expenditure. The Company acquired the Pathfinder System product line in June 1997 and recognized $4.3 million in intangible assets that were to be amortized over five years. Due to continuing low sales levels of Pathfinder systems, and related losses attributable directly to the Pathfinder product line, the Company identified indications of impairment in the fourth quarter of 1998 and later decided to discontinue development and commercialization of this product line. The Company compared the carrying value of these intangible assets to expected future cash flows applicable to the Pathfinder product and, as a result, wrote off the remaining balance of intangible assets. Pathfinder product sales accounted for approximately 2% total revenues in 1998 and 1997.

     Net Loss from Operations -- Net loss from operations for 1998 was $37.3 million. Excluding the nonrecurring transaction, net loss from operations was $34.2 million, a 6% improvement from $36.2 million in 1997.

     Interest Income and Expense -- Interest income for 1998 was $2.3 million, a 27% decrease from $3.2 million during 1997, primarily attributable to the lower average cash balance during 1998. Interest expense for 1998 was $274,000, a decrease from $1.5 million in the corresponding period of 1997. The significant interest expense in 1997 was due to the one-time, non-cash expense resulting from the issuance of warrants as a commitment fee for a credit agreement between the Company and certain of its principal stockholders.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the FASB No. 133" ("SFAS 137"), is effective for years beginning after June 15, 2000. SFAS 133 establishes a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company will adopt SFAS 133 in 2001, which may result in additional disclosures. The application of the new rules is not expected to have a significant impact on the Company's financial position or results from operations.

LIQUIDITY AND CAPITAL RESOURCES

     Since its formation on October 24, 1996, the Company's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $167.4 million as of December 31, 1999. The Company has funded its operations primarily through the private placement and public sale of equity securities, resulting in net proceeds of $148.6 million, debt facilities and limited product sales. As of December 31, 1999, the Company had cash and cash equivalents of $14.0 million.

     Cash used in the Company's operations was $23.0 million in 1999, $30.5 million during 1998 and $37.0 million during 1997. Negative operating cash flow during 1999, 1998 and 1997 was caused primarily by operating losses. The Company's capital expenditures were $500,000 in 1999, $2.3 million during 1998 and $1.8 million during 1997, with the expenditures primarily attributable to the purchase of PREP and AutoPap units for rental and demonstration purposes. The Company has no material commitments for capital expenditures.

     On February 8, 2000 the Company closed on an agreement for a $7.0 million subordinated debt facility. The Company has drawn $5.25 million under the facility and expects to draw the remaining $1.75 million in May 2000 or sooner.

     On February 10, 2000, the Company obtained a $5.0 million working capital facility from a bank. The Company has drawn on this line to retire a $1.2 million term loan that had been in place.

     The Company believes that its existing cash and anticipated additional debt and lease financing for internal use assets, rental placements of PREP and fee-per-use placements of AutoPap, will be sufficient to enable the Company to meet its future cash obligations through 2000. The Company's future liquidity and capital requirements will depend upon numerous factors, including the level of placements of IPO and rental PREP systems and fee-per-use AutoPap systems, the resources required to further develop its marketing and sales capabilities domestically and internationally, the resources required to expand manufacturing capacity and the extent to which the Company's products generate market acceptance and demand. In particular, the Company anticipates that marketing and sales expenditures for the PREP market launch for gynecological uses in the United States, capital expenditures associated with placements of PREP IPO and rental units, and expenditures related to manufacturing and other administrative costs will increase significantly. There can be no assurance that the Company will not require additional financing or will not in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     The discussion included in this section, as well as elsewhere in the Annual Report on Form 10-K, may contain forward-looking statements based on current expectation of the Company's management. Such statements are subject to risks and uncertainties that could cause actual results to differ from those projected. See "Important Factors Regarding Forward-Looking Statements" attached hereto as Exhibit 99.1 and incorporated by reference into this Form 10-K. Readers are cautioned not to place undue reliance on the forward looking statements, which speak only as the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

YEAR 2000 DISCLOSURE

     The Company has assessed its computer systems for year 2000 readiness and replaced all systems and software it found to be noncompliant. These replacements were generally part of a regular upgrade program. In addition, the Company tested all of its systems and software and has obtained verifications from its vendors that systems they supplied are year 2000 ready. The Company believes that any year 2000 problem is unlikely to arise in the future, and that if any problem does arise, it will be able to fix the problem quickly and without material expenses.

     To date, the Company has not experienced any disruptions of operations due to year 2000 problems, nor has it received notice from any of its customers about problems resulting from non-year 2000 compliant software.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item may be found on pages F-1 through F-19 of this Form 10-K.

ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants on accounting or financial disclosure matters in the last fiscal year.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this item is contained in part under the caption "Executive Officers of the Registrant" in Part I, Item 1A hereof and the remainder is incorporated herein by reference from the discussion responsive thereto under the captions "Election of Directors" and "Section 16(a) Beneficial Reporting Compliance" in the Company's Proxy Statement relating to its Annual Meeting of Stockholders scheduled for June 1, 2000 (the "Proxy Statement").

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) 1.Financial Statements

      The consolidated financial statements are listed under Part II, Item 8 of this report.

     2.Financial Statement Schedule

       Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Consolidated Financial Statements and related notes thereto.

     3.Exhibits

       The exhibits are listed under Part IV, Item 14(c) of this report.

(b) Reports on Form 8-K

     On October 7, 1999, the Company filed on Form 8-K to include financial information of NeoPath, Inc. giving effect to TriPath's September 30, 1999 merger with NeoPath, Inc.

     On November 19, 1999, the Company filed an amendment on Form 8-K to include pro forma financial information of TriPath giving effect to TriPath's September 30, 1999 merger with NeoPath, Inc.

     On December 6, 1999, the Company filed on Form 8-K to include financial information of TriPath giving effect to TriPath's first month of operations as a combined company, ended as of October 31, 1999,

(c) Exhibits

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  2.1     Agreement and Plan of Merger dated June 4, 1999 among
          AutoCyte, Trilogy Acquisition Corp. and NeoPath, Inc. Filed
          as Exhibit 2.1 to the Company's Form 8-K (File No.
          333-30227) filed on June 23, 1999 and incorporated herein by reference.
  3.1     Restated Certificate of Incorporation of the Company. Filed
          as Exhibit 3.5 to the Company's Registration Statement on
          Form S-1 (File No. 333-30227) and incorporated herein by
          reference.
  3.2     Amended and Restated By-laws of the Company. Filed as
          Exhibit 3.7 to the Company's Registration Statement on Form
          S-1 (File No. 333-30227) and incorporated herein by
          reference.
  4.1     Specimen of Common Stock Certificate. Filed as Exhibit 4.1
          to the Company's Registration Statement on Form S-1 (File
          No. 333-30227) and incorporated herein by reference.
 10.1*    Amended and Restated 1996 Equity Incentive Plan (including forms of incentive stock option certificate and nonstatutory stock option certificate). Filed as Exhibit 10.1 to the
          Company's Registration Statement on Form S-1 (File No.
          333-30227) and incorporated herein by reference.
 10.2*    1997 Director Stock Option Plan (including form of director nonstatutory stock option certificate). Filed as Exhibit
          10.2 to the Company's Registration Statement on Form S-1
          (File No. 333-30227) and incorporated herein by reference.
 10.3     Lease Agreement dated as of March 10, 1993 by and between
          Carolina Hosiery Mills, Inc. and Roche Biomedical
          Laboratories, Inc. ("RBL"), the predecessor of the Company's predecessor (including notices of renewal thereof dated
          December 27, 1995 and March 24, 1997). Filed as Exhibit 10.3
          to the Company's Registration Statement on Form S-1 (File
          No. 333-30227) and incorporated herein by reference.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.4     Lease Agreement dated as of April 25, 1995 by and between
          RBL, the predecessor of the Company's predecessor, and Roche
          Image Analysis Systems, Inc. ("RIAS"), the Company's
          predecessor (including notices of renewal thereof dated
          January 10, 1996 and March 18, 1997). Filed as Exhibit 10.4
          to the Company's Registration Statement on Form S-1 (File
          No. 333-30227) and incorporated herein by reference.
 10.5+    OEM Supply Agreement dated January 13, 1995 between Tecan AG and RIAS, the Company's predecessor. Filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File
          No. 333-30227) and incorporated herein by reference.
 10.6+    Amendment to the OEM Supply Agreement dated October 14, 1996 between Tecan AG and RIAS, the Company's predecessor. Filed as Exhibit 10.7 to the Company's Registration Statement on
          Form S-1 (File No. 333-30227) and incorporated herein by
          reference.
 10.7     Agreement dated July 26, 1993 by and between Technical
          Precision Plastics, Inc. and RIAS, the Company's
          predecessor. Filed as Exhibit 10.8 to the Company's
          Registration Statement on Form S-1 (File No. 333-30227) and
          incorporated herein by reference.
 10.8     Registration Rights Agreement dated as of November 22, 1996 by and among the Company and the individuals and entities
          listed on Exhibit A thereto (including amendment thereof
          dated June 26, 1997). Filed as Exhibit 10.9 to the Company's
          Registration Statement on Form S-1 (File No. 333-30227) and
          incorporated herein by reference.
 10.9     Contribution Agreement dated as of November 22, 1996 by and among HLR Holdings Inc., RIAS and the Company. Filed as
          Exhibit 10.10 to the Company's Registration Statement on
          Form S-1 (File No. 333-30227) and incorporated herein by
          reference.
 10.10    Form of Indemnification Agreement between the Company and
          its Directors and Executive Officers. Filed as Exhibit 10.11
          to the Company's Registration Statement on Form S-1 (File
          No. 333-30227) and incorporated herein by reference.
 10.11    Lease Agreement dated as of July 28, 1997 by and between
          Carolina Hosiery Mills, Inc. and the Company. Filed as
          Exhibit 10.12 to the Company's Registration Statement on
          Form S-1 (File No. 333-30227) and incorporated herein by
          reference.
 10.12    Renewal dated January 6, 1998 of Lease Agreement dated as of
          April 25, 1995 by and between RBL, the predecessor of the
          Company's predecessor, and RIAS, the Company's predecessor.
          Filed as Exhibit 10.12 to the Company's Form 10-K for the
          year ended December 31, 1997 (File No. 0-22885) and
          incorporated herein by reference.
 10.13    Lease Agreement dated July 8, 1998 by and between Laboratory
          Corporation of America (TM) Holdings and AutoCyte, Inc.
          Filed as Exhibit 10.1 to the Company's Form 10-Q for the
          quarter ended September 30, 1998 (File No. 0-22885) and
          incorporated herein by reference.
 10.14    Lease Agreement dated June 12, 1998 by and between Carolina
          Hosiery Mills, Inc. and AutoCyte, Inc. Filed as Exhibit 10.1
          to the Company's Form 10-Q for the quarter ended June 30,
          1998 (File No. 0-22885) and incorporated herein by
          reference.
 10.15+   Supply Agreement dated June 1, 1998 by and between Technical
          Precision Plastics, Inc. and AutoCyte, Inc. Filed as Exhibit
          10.2 to the Company's Form 10-Q for the quarter ended June
          30, 1998 (File No. 0-22885) and incorporated herein by
          reference.
 10.16+   Supply Agreement dated March 5, 1998 by and between Tecan AG and AutoCyte, Inc. Filed as Exhibit 10.3 to the Company's
          Form 10-Q for the quarter ended June 30, 1998 (File No.
          0-22885) and incorporated herein by reference.
 10.17    Master Loan and Security Agreement dated December 21, 1998 by and between Oxford Venture Finance, LLC and AutoCyte,
          Inc. Filed as Exhibit 10.17 to the Company's Form 10-K for
          the year ended December 31, 1998 (File No. 0-22885) and
          incorporated herein by reference.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.18    Amendment dated March 2, 1999 to Lease Agreement dated July
          28, 1997 between Carolina Hosiery Mills, Inc. and AutoCyte,
          Inc. Filed as Exhibit 10.1 to the Company's Form 10-Q for
          the quarter ended March 31, 1999 (File No. 0-22885) and
          incorporated herein by reference.
 10.19    Asset Purchase Agreement by and between AutoCyte, Inc. and
          Neuromedical Systems, Inc. dated as of March 25, 1999. Filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 1999 (File No. 0-22885) and incorporated
          herein by reference.
 10.20+   OEM Supply Agreement dated as of June 26, 1999 by and
          between Tecan AG and AutoCyte, Inc. Filed as Exhibit 10.20 to the Amendment No. 2 to the Company's S-1 (File No.
          333-82121) and incorporated herein by reference.
 10.21    Intellectual Property Purchase Agreement dated as of April
          24, 1999 by and between NeoPath, Inc. and AutoCyte, Inc.
          Filed as Exhibit 10.20 to the Amendment No. 2 to the
          Company's S-1 (File No. 333-82121) and incorporated herein by reference.
 10.22+   Master Agreement dated as of November 18, 1999 by and
          between TriPath Imaging, Inc. and Laboratory Corporation of
          America Holdings. Filed herewith.
 23.1     Consent of Ernst & Young LLP, independent auditors to the
          Company. Filed herewith.
 27.1     Financial Data Schedule. Filed herewith. (For SEC use only).
 99.1     Important Factors Regarding Forward-Looking Statements.
          Filed herewith.

---------------

* Indicates a management contract or compensatory plan.
+ Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to both Rule 406 of the Securities Act of 1933, as amended, and Rule 24b-2 of the Securities Exchange Act, as amended, as applicable. Omitted information is identified with asterisks in the appropriate places in the agreement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Burlington, State of North Carolina, on March 30, 2000.

                                          TRIPATH IMAGING, INC.

                                          BY:   /s/ JAMES B. POWELL, M.D.
                                             -----------------------------------
                                                    James B. Powell, M.D.
                                                PRESIDENT AND CHIEF EXECUTIVE
                                                           OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 30th day of March, 2000.

                      SIGNATURE                                            TITLE
                      ---------                                            -----

              /s/ JAMES B. POWELL, M.D.                President, Chief Executive Officer and
-----------------------------------------------------    Director (Principal Executive Officer)
                JAMES B. POWELL, M.D.

                 /s/ ERIC W. LINSLEY                   Chief Financial Officer, Vice President of
-----------------------------------------------------    Finance and Treasurer (Principal Financial
                   ERIC W. LINSLEY                       Officer and Principal Accounting Officer)

            /s/ THOMAS A. BONFIGLIO, M.D.              Director
-----------------------------------------------------
              THOMAS A. BONFIGLIO, M.D.

               /s/ RICHARD A. CHARPIE                  Director
-----------------------------------------------------
                 RICHARD A. CHARPIE

            /s/ HAYWOOD D. COCHRANE, JR.               Director
-----------------------------------------------------
              HAYWOOD D. COCHRANE, JR.

                 /s/ ROBERT E. CURRY                   Director
-----------------------------------------------------
                   ROBERT E. CURRY

                 /s/ ALAN C. NELSON                    Director
-----------------------------------------------------
                   ALAN C. NELSON

                /s/ DAVID A. THOMPSON                  Director
-----------------------------------------------------
                  DAVID A. THOMPSON

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
   2.1    Agreement and Plan of Merger dated June 4, 1999 among
          AutoCyte, Trilogy Acquisition Corp. and NeoPath, Inc. Filed
          as Exhibit 2.1 to the Company's Form 8-K (File No.
          333-30227) filed on June 23, 1999 and incorporated herein by reference.
   3.1    Restated Certificate of Incorporation of the Company. Filed
          as Exhibit 3.5 to the Company's Registration Statement on
          Form S-1 (File No. 333-30227) and incorporated herein by
          reference.
   3.2    Amended and Restated By-laws of the Company. Filed as
          Exhibit 3.7 to the Company's Registration Statement on Form
          S-1 (File No. 333-30227) and incorporated herein by
          reference.
   4.1    Specimen of Common Stock Certificate. Filed as Exhibit 4.1
          to the Company's Registration Statement on Form S-1 (File
          No. 333-30227) and incorporated herein by reference.
  10.1*   Amended and Restated 1996 Equity Incentive Plan (including forms of incentive stock option certificate and nonstatutory stock option certificate). Filed as Exhibit 10.1 to the
          Company's Registration Statement on Form S-1 (File No.
          333-30227) and incorporated herein by reference.
  10.2*   1997 Director Stock Option Plan (including form of director nonstatutory stock option certificate). Filed as Exhibit
          10.2 to the Company's Registration Statement on Form S-1
          (File No. 333-30227) and incorporated herein by reference.
  10.3    Lease Agreement dated as of March 10, 1993 by and between
          Carolina Hosiery Mills, Inc. and Roche Biomedical
          Laboratories, Inc. ("RBL"), the predecessor of the Company's predecessor (including notices of renewal thereof dated
          December 27, 1995 and March 24, 1997). Filed as Exhibit 10.3
          to the Company's Registration Statement on Form S-1 (File
          No. 333-30227) and incorporated herein by reference.
  10.4    Lease Agreement dated as of April 25, 1995 by and between
          RBL, the predecessor of the Company's predecessor, and Roche
          Image Analysis Systems, Inc. ("RIAS"), the Company's
          predecessor (including notices of renewal thereof dated
          January 10, 1996 and March 18, 1997). Filed as Exhibit 10.4
          to the Company's Registration Statement on Form S-1 (File
          No. 333-30227) and incorporated herein by reference.
  10.5+   OEM Supply Agreement dated January 13, 1995 between Tecan AG and RIAS, the Company's predecessor. Filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File
          No. 333-30227) and incorporated herein by reference.
  10.6+   Amendment to the OEM Supply Agreement dated October 14, 1996 between Tecan AG and RIAS, the Company's predecessor. Filed as Exhibit 10.7 to the Company's Registration Statement on
          Form S-1 (File No. 333-30227) and incorporated herein by
          reference.
  10.7    Agreement dated July 26, 1993 by and between Technical
          Precision Plastics, Inc. and RIAS, the Company's
          predecessor. Filed as Exhibit 10.8 to the Company's
          Registration Statement on Form S-1 (File No. 333-30227) and
          incorporated herein by reference.
  10.8    Registration Rights Agreement dated as of November 22, 1996 by and among the Company and the individuals and entities
          listed on Exhibit A thereto (including amendment thereof
          dated June 26, 1997). Filed as Exhibit 10.9 to the Company's
          Registration Statement on Form S-1 (File No. 333-30227) and
          incorporated herein by reference.
  10.9    Contribution Agreement dated as of November 22, 1996 by and among HLR Holdings Inc., RIAS and the Company. Filed as
          Exhibit 10.10 to the Company's Registration Statement on
          Form S-1 (File No. 333-30227) and incorporated herein by
          reference.
  10.10   Form of Indemnification Agreement between the Company and
          its Directors and Executive Officers. Filed as Exhibit 10.11
          to the Company's Registration Statement on Form S-1 (File
          No. 333-30227) and incorporated herein by reference.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  10.11   Lease Agreement dated as of July 28, 1997 by and between
          Carolina Hosiery Mills, Inc. and the Company. Filed as
          Exhibit 10.12 to the Company's Registration Statement on
          Form S-1 (File No. 333-30227) and incorporated herein by
          reference.
  10.12   Renewal dated January 6, 1998 of Lease Agreement dated as of
          April 25, 1995 by and between RBL, the predecessor of the
          Company's predecessor, and RIAS, the Company's predecessor.
          Filed as Exhibit 10.12 to the Company's Form 10-K for the
          year ended December 31, 1997 (File No. 0-22885) and
          incorporated herein by reference.
  10.13   Lease Agreement dated July 8, 1998 by and between Laboratory
          Corporation of America (TM) Holdings and AutoCyte, Inc.
          Filed as Exhibit 10.1 to the Company's Form 10-Q for the
          quarter ended September 30, 1998 (File No. 0-22885) and
          incorporated herein by reference.
  10.14   Lease Agreement dated June 12, 1998 by and between Carolina
          Hosiery Mills, Inc. and AutoCyte, Inc. Filed as Exhibit 10.1
          to the Company's Form 10-Q for the quarter ended June 30,
          1998 (File No. 0-22885) and incorporated herein by
          reference.
 10.15+   Supply Agreement dated June 1, 1998 by and between Technical
          Precision Plastics, Inc. and AutoCyte, Inc. Filed as Exhibit
          10.2 to the Company's Form 10-Q for the quarter ended June
          30, 1998 (File No. 0-22885) and incorporated herein by
          reference.
 10.16+   Supply Agreement dated March 5, 1998 by and between Tecan AG and AutoCyte, Inc. Filed as Exhibit 10.3 to the Company's
          Form 10-Q for the quarter ended June 30, 1998 (File No.
          0-22885) and incorporated herein by reference.
  10.17   Master Loan and Security Agreement dated December 21, 1998 by and between Oxford Venture Finance, LLC and AutoCyte,
          Inc. Filed as Exhibit 10.17 to the Company's Form 10-K for
          the year ended December 31, 1998 (File No. 0-22885) and
          incorporated herein by reference.
  10.18   Amendment dated March 2, 1999 to Lease Agreement dated July
          28, 1997 between Carolina Hosiery Mills, Inc. and AutoCyte,
          Inc. Filed as Exhibit 10.1 to the Company's Form 10-Q for
          the quarter ended March 31, 1999 (File No. 0-22885) and
          incorporated herein by reference.
  10.19   Asset Purchase Agreement by and between AutoCyte, Inc. and
          Neuromedical Systems, Inc. dated as of March 25, 1999. Filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 1999 (File No. 0-22885) and incorporated
          herein by reference.
 10.20+   OEM Supply Agreement dated as of June 26, 1999 by and
          between Tecan AG and AutoCyte, Inc. Filed as Exhibit 10.20 to the Amendment No. 2 to the Company's S-1 (File No.
          333-82121) and incorporated herein by reference.
  10.21   Intellectual Property Purchase Agreement dated as of April
          24, 1999 by and between NeoPath, Inc. and AutoCyte, Inc.
          Filed as Exhibit 10.20 to the Amendment No. 2 to the
          Company's S-1 (File No. 333-82121) and incorporated herein by reference.
 10.22+   Master Agreement dated as of November 18, 1999 by and
          between TriPath Imaging, Inc. and Laboratory Corporation of
          America Holdings. Filed herewith.
  23.1    Consent of Ernst & Young LLP, independent auditors to the
          Company. Filed herewith.
  27.1    Financial Data Schedule. Filed herewith.
  99.1    Important Factors Regarding Forward-Looking Statements.
          Filed herewith.

---------------

* Indicates a management contract or compensatory plan.
+ Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to both Rule 406 of the Securities Act of 1933, as amended, and Rule 24b-2 of the Securities Exchange Act, as amended, as applicable. Omitted information is identified with asterisks in the appropriate places in the agreement.

                             TRIPATH IMAGING, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................  F-2
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................  F-3
Consolidated Statements of Operations for the Years Ended
  December 31, 1999, 1998 and 1997..........................  F-4
Consolidated Statements of Redeemable Convertible Preferred
  Stock and Stockholders' Equity for the Years Ended
  December 31, 1999, 1998 and 1997..........................  F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 1998 and 1997..........................  F-6
Notes to Consolidated Financial Statements..................  F-7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
TriPath Imaging, Inc.

     We have audited the accompanying consolidated balance sheets of TriPath Imaging, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TriPath Imaging, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                                      /s/ ERNST & YOUNG LLP

Raleigh, North Carolina
February 4, 2000, except for Note 15,
as to which the date is February 10, 2000

                             TRIPATH IMAGING, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                  1999            1998
                                                              -------------   -------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  13,962,337   $  25,565,974
  Securities available-for-sale.............................             --       3,374,549
  Accounts receivable, less allowance of $1,347,142 and
     $650,993 at December 31, 1999 and 1998, respectively...      5,388,972       3,930,289
  Inventory.................................................      7,802,907       9,985,286
  Other current assets......................................        916,126         746,293
                                                              -------------   -------------
     Total current assets...................................     28,070,342      43,602,391
Customer use assets.........................................     16,111,380      15,504,888
Property and equipment......................................      2,754,812       5,391,764
Other assets................................................        294,331         913,850
Patents, less accumulated amortization of $418,420 and $0 at
  December 31, 1999 and 1998, respectively..................      9,108,738          78,700
Goodwill, less accumulated amortization of $465,625 and
  $315,625 at December 31, 1999 and 1998, respectively......      2,534,375       2,684,375
                                                              -------------   -------------
     Total assets...........................................  $  58,873,978   $  68,175,968
                                                              =============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   2,536,180   $   3,973,040
  Accrued expenses..........................................      4,602,252       3,447,135
  Deferred revenue..........................................      1,676,180         962,670
  Current portion of long-term debt.........................      1,917,345       2,666,795
                                                              -------------   -------------
     Total current liabilities..............................     10,731,957      11,049,640
Long-term debt, less current portion........................      1,020,030       1,928,413
Other long-term liabilities.................................         96,643         122,910
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares
  authorized; none issued and outstanding...................             --              --
Common stock, $0.01 par value; 49,000,000 shares authorized;
  28,107,362 and 24,192,928 shares issued and outstanding at
  December 31, 1999 and 1998, respectively..................        281,074         241,929
Additional paid-in capital..................................    214,892,392     191,540,956
Deferred compensation.......................................       (779,645)     (1,880,516)
Accumulated deficit.........................................   (167,368,473)   (134,811,633)
Accumulated other comprehensive loss........................             --         (15,731)
                                                              -------------   -------------
     Total stockholders' equity.............................     47,025,348      55,075,005
                                                              -------------   -------------
     Total liabilities and stockholders' equity.............  $  58,873,978   $  68,175,968
                                                              =============   =============

                            See accompanying notes.

                             TRIPATH IMAGING, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------
                                                           1999           1998           1997
                                                       ------------   ------------   ------------
Revenues.............................................  $ 18,465,774   $ 16,848,622   $ 13,492,217
Cost of revenues.....................................    10,368,173      9,693,512      6,727,611
                                                       ------------   ------------   ------------
Gross profit.........................................     8,097,601      7,155,110      6,764,606
Operating expenses:
  Research and development...........................    12,258,089     15,969,366     18,710,550
  Selling, general and administrative................    17,723,571     25,408,119     24,278,487
  Transaction, integration & restructuring costs.....     8,445,343             --             --
  In-process research & development..................     2,922,000             --             --
  Write-off of intangible assets.....................            --      3,084,289             --
                                                       ------------   ------------   ------------
                                                         41,349,003     44,461,774     42,989,037
                                                       ------------   ------------   ------------
Operating loss.......................................   (33,251,402)   (37,306,664)   (36,224,431)
Interest income......................................     1,110,627      2,309,716      3,171,680
Interest expense, including credit agreement
  commitment fee.....................................      (416,065)      (273,705)    (1,529,034)
                                                       ------------   ------------   ------------
Net loss.............................................  $(32,556,840)  $(35,270,653)  $(34,581,785)
                                                       ============   ============   ============
Net loss per common share (basic and diluted)........  $      (1.17)  $      (1.46)  $      (1.91)
                                                       ============   ============   ============
Weighted-average common shares outstanding...........    27,818,600     24,098,206     18,123,422
                                                       ============   ============   ============

                            See accompanying notes.

                             TRIPATH IMAGING, INC.

               CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE
                    PREFERRED STOCK AND STOCKHOLDERS' EQUITY

                             REDEEMABLE                                                              ACCUMULATED
                             CONVERTIBLE               ADDITIONAL                                       OTHER           TOTAL
                              PREFERRED     COMMON      PAID-IN        DEFERRED      ACCUMULATED    COMPREHENSIVE   STOCKHOLDERS'
                                STOCK       STOCK       CAPITAL      COMPENSATION      DEFICIT      INCOME(LOSS)       EQUITY
                             -----------   --------   ------------   ------------   -------------   -------------   -------------
Balance at January 1,
  1997.....................  $ 9,882,000   $150,686   $144,046,810   $(1,858,189)   $ (64,959,195)    $(543,158)    $ 76,836,954
  Issuance of redeemable
    convertible preferred
    stock and stock
    options................      100,000         --        432,000            --               --            --          432,000
  Issuance of warrants.....           --         --      1,475,002            --               --            --        1,475,002
  Exercise of options and
    warrants...............           --      7,634      4,233,750            --               --            --        4,241,384
  Sale of common stock.....           --     31,250     27,862,411            --               --            --       27,893,661
  Issuance of common stock
    for purchase of
    Pathfinder Product
    Line...................           --        384        849,616            --               --            --          850,000
  Conversion of preferred
    stock..................   (9,982,000)    48,819      9,933,181            --               --            --        9,982,000
  Deferred compensation
    related to grant of
    stock options..........           --         --      1,664,694    (1,664,694)              --            --               --
  Amortization of deferred
    compensation...........           --         --             --       779,603               --            --          779,603
  Unrealized appreciation
    on securities
    available-for-sale.....           --         --             --            --               --       346,509          346,509
  Net loss.................           --         --             --            --      (34,581,785)           --      (34,581,785)
                                                                                                                    ------------
    Comprehensive loss.....                                                                                          (34,235,276)
                             -----------   --------   ------------   -----------    -------------     ---------     ------------
Balance at December 31,
  1997.....................           --    238,773    190,497,464    (2,743,280)     (99,540,980)     (196,649)      88,255,328
  Exercise of options and
    warrants...............           --      2,692        164,028            --               --            --          166,720
  Release of common stock
    held in escrow.........           --        332        548,946            --               --            --          549,278
  Issuance of common stock
    under employee stock
    purchase plan..........           --        132        130,518            --               --            --          130,650
  Issuance of stock based
    compensation to
    consultant.............           --         --        200,000            --               --            --          200,000
  Amortization of deferred
    compensation...........           --         --             --       862,764               --            --          862,764
  Unrealized appreciation
    on securities
    available-for-sale.....           --         --             --            --               --       180,918          180,918
  Net loss.................           --         --             --            --      (35,270,653)           --      (35,270,653)
                                                                                                                    ------------
    Comprehensive loss.....                                                                                          (35,089,735)
                             -----------   --------   ------------   -----------    -------------     ---------     ------------
Balance at December 31,
  1998.....................           --    241,929    191,540,956    (1,880,516)    (134,811,633)      (15,731)      55,075,005
  Exercise of options and
    warrants...............           --      2,146        150,125            --               --            --          152,271
  Private issuance of
    common stock...........           --     22,919     14,098,336            --               --            --       14,121,255
  Issuance of common stock
    for intellectual
    property...............           --     14,000      9,335,917            --               --            --        9,349,917
  Issuance of common stock
    under employee stock
    purchase plan..........           --         80         46,689            --               --            --           46,769
  Issuance of stock based
    compensation to
    consultant.............           --         --          7,100            --               --            --            7,100
  Adjustment to deferred
    compensation...........           --         --       (286,731)      286,731               --            --               --
  Amortization of deferred
    compensation...........           --         --             --       814,140               --            --          814,140
  Unrealized appreciation
    on securities
    available-for-sale.....           --         --             --            --               --        15,731           15,731
  Net loss.................           --         --             --            --      (32,556,840)           --      (32,556,840)
                                                                                                                    ------------
    Comprehensive loss.....                                                                                          (32,541,109)
                             -----------   --------   ------------   -----------    -------------     ---------     ------------
Balance at December 31,
  1999.....................  $        --   $281,074   $214,892,392   $  (779,645)   $(167,368,473)    $      --     $ 47,025,348
                             ===========   ========   ============   ===========    =============     =========     ============

                            See accompanying notes.

                             TRIPATH IMAGING, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED DECEMBER 31,
                                                            ------------------------------------------
                                                                1999           1998           1997
                                                            ------------   ------------   ------------
OPERATING ACTIVITIES
Net loss..................................................  $(32,556,840)  $(35,270,653)  $(34,581,785)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation..........................................     6,894,994      5,707,956      4,427,851
    Amortization of intangible assets.....................       604,081        998,914        525,992
    Amortization of deferred compensation.................       814,140        862,764        779,603
    Non-cash restructuring costs..........................     4,239,489             --             --
    Purchased in-process research and development.........     2,922,000             --             --
    Write off of intangible assets........................            --      3,084,289             --
    Accrued interest on securities available-for-sale.....            --        562,267      1,152,187
    Issuance of preferred stock and stock options for
       services rendered..................................         7,100        200,000        432,000
    Issuance of warrants as consideration for credit
       agreement commitment fee...........................            --             --      1,475,002
    Other non-cash items..................................        22,455             --             --
    Changes in operating assets and liabilities:
       Accounts receivable................................    (1,836,385)       839,683     (3,168,599)
       Inventory..........................................    (4,677,607)    (7,987,234)    (8,769,919)
       Other current assets...............................      (169,833)      (158,636)      (340,725)
       Other long-term assets.............................       619,519       (184,570)      (573,381)
       Accounts payable and accrued expenses..............      (547,360)       426,212      1,244,915
       Deferred revenue...................................       713,510        400,793        397,547
                                                            ------------   ------------   ------------
Net cash used in operating activities.....................   (22,950,737)   (30,518,215)   (36,999,312)
INVESTING ACTIVITIES
Purchases of property and equipment.......................      (515,825)    (2,320,913)    (1,827,259)
Purchases of securities available-for-sale................    (7,199,372)    (1,743,949)    (5,349,511)
Maturities of securities available-for-sale...............    10,589,652     23,397,684     29,750,677
Additions to intellectual property........................    (4,259,797)       (63,962)       (14,738)
Purchase of Pathfinder product line.......................            --             --     (2,696,114)
Other.....................................................            --         (6,756)         3,379
                                                            ------------   ------------   ------------
Net cash (used in) provided by investing activities.......    (1,385,342)    19,262,104     19,866,434
FINANCING ACTIVITIES
Net proceeds from issuance of common stock................    14,411,255             --     27,893,661
Net proceeds from issuance of redeemable convertible
  preferred stock.........................................            --             --        100,000
Issuance of common stock under employee stock purchase
  plan....................................................        46,769        130,650             --
Proceeds from exercise of stock options and warrants......       152,271        166,720      4,241,384
Other.....................................................      (220,020)       (34,545)       (26,790)
Payment on Pathfinder short-term note.....................            --             --       (500,000)
Proceeds from long-term debt..............................     1,242,565      5,855,019             --
Payments on long-term debt................................    (2,900,398)    (1,259,811)            --
                                                            ------------   ------------   ------------
Net cash provided by financing activities.................    12,732,442      4,858,033     31,708,255
                                                            ------------   ------------   ------------
Net (decrease) increase in cash and cash equivalents......   (11,603,637)    (6,398,078)    14,575,377
Cash and cash equivalents at beginning of period..........    25,565,974     31,964,052     17,388,675
                                                            ------------   ------------   ------------
Cash and cash equivalents at end of period................  $ 13,962,337   $ 25,565,974   $ 31,964,052
                                                            ============   ============   ============
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest....................................  $    416,065   $    273,705   $     54,032
                                                            ============   ============   ============
NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for acquisition of intellectual
  property................................................  $  9,450,000   $         --   $         --
                                                            ============   ============   ============

                            See accompanying notes.

                             TRIPATH IMAGING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

     TriPath Imaging, Inc. ("TriPath" or the "Company"), formerly known as AutoCyte, Inc. ("AutoCyte"), develops, manufactures and markets products to improve cervical cancer screening. Improved slide preparation technology is delivered through the AutoCyte PREP System(TM) ("PREP"), a proprietary automated thin-layer cytology sample preparation system that produces representative slides with a homogeneous, thin-layer of cervical cells, and is one of only two sample preparation systems approved by the FDA as a replacement for the conventional Pap smear. TriPath also delivers visual intelligence technology to increase accuracy and productivity in medical testing through the AutoPap(R) Primary Screening System ("AutoPap"), which utilizes proprietary technology to distinguish between normal Pap smears and those that have the highest likelihood of abnormality.

     On September 30, 1999, AutoCyte completed its merger with NeoPath, Inc. ("NeoPath") in exchange for approximately 13.8 million shares of AutoCyte common stock. The transaction was structured as a merger (the "Merger") of a wholly-owned subsidiary of AutoCyte with and into NeoPath. The Merger was a tax-free reorganization and was accounted for as a pooling of interests in accordance with Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations". NeoPath developed and marketed products to increase accuracy in medical testing. In conjunction with the Merger, AutoCyte changed its name to TriPath Imaging, Inc.

     The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements follow:

                                                  NINE MONTHS ENDED     YEAR ENDED DECEMBER 31,
                                                    SEPTEMBER 30,      --------------------------
                                                        1999              1998           1997
                                                  -----------------    -----------    -----------
                                                     (UNAUDITED)
Revenues
  AutoCyte......................................     $ 3,882,442       $ 4,769,686    $ 2,667,837
  NeoPath.......................................       8,203,803        12,078,936     10,824,380
                                                     -----------       -----------    -----------
     Combined...................................     $12,086,245       $16,848,622    $13,492,217
                                                     ===========       ===========    ===========
Net Loss
  AutoCyte......................................     $14,419,778       $ 9,090,072    $10,984,873
  NeoPath.......................................      15,092,893        26,180,581     23,596,912
                                                     -----------       -----------    -----------
     Combined...................................     $29,512,671       $35,270,653    $34,581,785
                                                     ===========       ===========    ===========

     The accompanying consolidated financial statements include operations of the combined companies for all periods presented.

     Revenues from sales of products have not generated sufficient cash to support the Company's operations. The Company has incurred substantial losses since inception. The Company has funded its operations primarily through the private placement and public sale of equity securities, debt and lease financing, and limited product sales. The Company continues to be subject to certain risks and uncertainties common to early stage medical device companies including the uncertainty of availability of additional financing, extensive government regulation, uncertainty of market acceptance of its products, limited manufacturing, marketing and sales experience and uncertainty of future profitability.

2. SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of TriPath and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

                             TRIPATH IMAGING, INC.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Revenue Recognition

     Revenue is recognized from product sales and fee-per-use arrangements, including service and license agreements, rental contracts, and minimum fee-per-use contracts. Product sales revenue is generally recognized when products are shipped. Fee-per-use revenue is recognized as earned.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

  Securities Available-for-Sale

     TriPath's investment portfolio is classified as available-for-sale, and such securities are stated at fair value, with unrealized gains and losses included in other comprehensive income or loss. Interest earned on securities available-for-sale is included in interest income. The amortized cost of investments in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. The cost of securities sold is calculated using the specific identification method.

  Inventory

     Inventory is stated at the lower of cost or net realizable value (first-in first-out basis). Net realizable value of inventory is reviewed in detail on an on-going basis, with consideration given to deterioration, obsolescence and other factors.

  Customer-Use Assets

     PREP and AutoPap systems manufactured for rental or fee-per-use placements are carried in inventory until the systems are shipped, at which time they are reclassified to customer-use assets (non-current assets). Customer-use assets are depreciated on a straight-line basis over an estimated useful life of four years. Depreciation expense of customer-use assets amounted to $4,115,767, $2,431,152 and $1,587,128 during 1999, 1998 and 1997, respectively.

  Property and Equipment

     Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives (three to seven years) of the individual assets. Depreciation expense of property and equipment amounted to $2,829,761, $3,276,804 and $2,774,491 during 1999, 1998 and 1997, respectively.

  Goodwill

     The excess cost over the fair value of net assets acquired ("goodwill") is being amortized using the straight-line method over 20 years.

                             TRIPATH IMAGING, INC.

  Patents

     Patents consist of patents and core technology acquired from Neuromedical Systems, Inc. Such assets are amortized using the straight-line method over estimated useful lives ranging from 14 to 20 years.

  Asset Impairment

     The Company periodically reviews the value of its long-lived assets to determine if an impairment has occurred. In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", if this review indicates that the assets will not be recoverable, as determined based on an analysis of undiscounted cash flows over the remaining amortization period, the Company would reduce the carrying value of its long-lived assets accordingly. During 1998, the Company recognized such a loss for the write-off of intangible assets related to the Pathfinder product line (see note 5). There were no such losses recognized in 1999 or 1997.

  Deferred Revenue

     Deferred revenue consists of upfront cash receipts related to AutoPap service and equipment contracts and a worldwide exclusive international distributor agreement for the Company's ImageTiter(R) product. Pursuant to the terms of the agreement, the Company received a $1,000,000 non-refundable payment for the agreement, services to be performed, and as a payment for future product shipments. Revenue related to the worldwide exclusive international distributor agreement is recognized ratably over five years. Revenue related to service and equipment contracts is recognized as earned.

  Income Taxes

     The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes". Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities.

  Research and Development Costs

     Research and development costs are charged to operations as incurred.

  Stock Based Compensation

     The Company accounts for stock options issued to employees in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, no compensation expense is recognized for stock or stock options issued with an exercise price equivalent to the fair value of the Company's Common Stock. For stock options granted at exercise prices below the deemed fair value, the Company records deferred compensation expense for the difference between the exercise price of the shares and the deemed fair value. Any resulting deferred compensation expense is amortized ratably over the vesting period of the individual options.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). For companies that continue to account for stock based compensation arrangements under APB 25, SFAS 123 requires disclosure of the pro forma effect on net income (loss) and earnings (loss) per share as if the fair value based method prescribed by SFAS 123 had been applied. The Company has adopted the pro forma disclosure requirements of SFAS 123.

                             TRIPATH IMAGING, INC.

  Net Loss Per Common Share

     The Company incurred losses during all periods presented. As a result, the effect of options, warrants and convertible preferred stock is anti-dilutive. Accordingly, there is no difference between basic and diluted loss per share.

  Comprehensive Income

     As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established new rules for the reporting and display of comprehensive income or loss and its components; however, the adoption of this statement had no impact on the Company's consolidated operating results or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's securities available-for-sale, which prior to adoption were reported within stockholders' equity, to be included in other comprehensive income or loss.

  Advertising Expense

     The cost of advertising is expensed as incurred. Advertising and marketing expense, including trade show expense, amounted to $240,662, $1,335,580 and $903,292 during 1999, 1998 and 1997, respectively.

  Business Segments and Markets

     TriPath currently operates in a single business segment and is engaged in the development and sale of cytology and pathology automation systems for use in clinical laboratory applications.

     TriPath's domestic revenues are generated primarily through the Company's direct sales activities; international revenues are derived primarily through distributors. International revenues accounted for 29%, 31% and 49% of total revenues during 1999, 1998 and 1997, respectively. The Company's four largest customers accounted for 50%, 33% and 48% of total revenues in 1999, 1998 and 1997, respectively.

  Concentration of Credit Risk

     The Company's principal financial instruments subject to potential concentration of credit risk are cash, cash equivalents, securities available-for-sale and unsecured accounts receivable. The Company invests its funds in highly rated institutions, and limits its investment in any individual debtor. The Company provides an allowance for doubtful accounts equal to the estimated losses to be incurred in the collection of accounts receivable, which have historically been minimal and within management's expectations.

  Recently Issued Accounting Standards

     In June 1999, the FASB approved the Exposure Draft to defer for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is now effective for years beginning after June 15, 2000. SFAS 133 establishes a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company will adopt SFAS 133 in 2001, which may result in additional disclosures. The application of the new rules is not expected to have a significant impact on the Company's consolidated financial position or results from operations.

                             TRIPATH IMAGING, INC.

3. SECURITIES AVAILABLE-FOR-SALE

     Securities available-for-sale consist of the following:

                                                                 GROSS         GROSS
                                                               UNREALIZED    UNREALIZED
DECEMBER 31, 1998                            AMORTIZED COST      GAINS         LOSSES      FAIR VALUE
-----------------                            --------------    ----------    ----------    ----------
Corporate Bonds............................    $3,390,280        $5,608       $(21,339)    $3,374,549
                                               ==========        ======       ========     ==========

4. BALANCE SHEET INFORMATION

     Detailed balance sheet information is as follows:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               1999           1998
                                                            -----------    -----------
Inventory
  Raw materials...........................................  $ 2,371,531    $ 3,779,243
  Work-in-process.........................................    1,913,914      2,365,472
  Finished goods..........................................    3,517,462      3,840,571
                                                            -----------    -----------
                                                            $ 7,802,907    $ 9,985,286
                                                            ===========    ===========
Customer-use assets
  Customer-use systems....................................  $24,226,104    $19,421,820
  Accumulated depreciation................................   (8,114,724)    (3,916,932)
                                                            -----------    -----------
                                                            $16,111,380    $15,504,888
                                                            ===========    ===========
Property and equipment
  Machinery and equipment.................................  $ 5,324,491    $ 5,069,144
  Demonstration equipment.................................      723,678      1,291,105
  Furniture, fixtures and improvements....................    1,098,382      1,317,692
  Leasehold Improvements..................................    1,311,445      1,222,093
  Computer equipment and software.........................    3,213,797      4,182,814
                                                            -----------    -----------
     Total property and equipment.........................   11,671,793     13,082,848
     Accumulated depreciation.............................   (8,916,981)    (7,691,084)
                                                            -----------    -----------
                                                            $ 2,754,812    $ 5,391,764
                                                            ===========    ===========
Accrued expenses
  Accrued payroll and related benefits....................  $   505,782    $ 1,843,171
  Accrued warranty costs..................................    1,159,691        687,643
  Other accrued expenses..................................    2,936,779        916,321
                                                            -----------    -----------
                                                            $ 4,602,252    $ 3,447,135
                                                            ===========    ===========

                             TRIPATH IMAGING, INC.

5. ALLOWANCE FOR DOUBTFUL ACCOUNTS

     A summary of the allowance for doubtful account activity is as follows:

                                                                  DECEMBER 31,
                                                        --------------------------------
                                                           1999        1998       1997
                                                        ----------   --------   --------
Balance, beginning of year............................  $  650,993   $585,000   $192,500
Amounts charged to expense............................     815,832    102,000    392,500
Amounts written off...................................    (119,683)   (36,007)        --
                                                        ----------   --------   --------
Balance, end of year..................................  $1,347,142   $650,993   $585,000
                                                        ==========   ========   ========

6. PATHFINDER SYSTEM PRODUCT LINE

     In the quarter ended December 31, 1998, the Company wrote off $3.1 million of intangible assets related to the Pathfinder System product line. The Company acquired the Pathfinder System product line in June 1997 for an initial purchase price of $4.1 million. The initial purchase price included cash of $2.7 million (including transaction-related expenses), a $500,000 short-term note paid in October 1997, and the issuance of shares of common stock valued at approximately $1.4 million. As a result of the purchase, TriPath recognized $4.3 million in intangible assets that were to be amortized over five years. Due to continuing low sales levels of Pathfinder systems, and related losses attributable directly to the Pathfinder product line, the Company identified indications of impairment in the fourth quarter of 1998 and later decided to discontinue development and commercialization of this product line. The Company compared the carrying value of these intangible assets to expected future cash flows applicable to the Pathfinder product and, as a result, wrote off the remaining balance of intangible assets. Pathfinder product sales accounted for approximately 2% total revenues in 1998 and 1997.

7. ACQUISITION OF INTELLECTUAL PROPERTY

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

Cash consideration and transaction costs....................  $ 4,201,340
Common stock (valued at $6.75 per share)....................    9,450,000
                                                              -----------
                                                              $13,651,340
                                                              ===========

     The purchase price was allocated as follows:

Patents.....................................................  $ 9,390,000
In-process research and development.........................    2,922,000
Core technology.............................................    1,339,340
                                                              -----------
                                                              $13,651,340
                                                              ===========

     The Company charged to expense at the date of acquisition $2,922,000 relating to the portion of the purchase price allocated to those in-process research and development projects where technological feasibility

                             TRIPATH IMAGING, INC.

had not yet been established. In connection with the merger, the Company wrote off $1,339,340 relating to the core technology (Note 11).

8. LONG-TERM OBLIGATIONS AND COMMITMENTS

  Note Payable to Bank

     In April 1998, TriPath entered into a loan agreement with a bank pursuant to which the Company could borrow amounts based on the manufacturing cost of AutoPap systems placed on fee-per-use contracts. Accordingly, in June 1998, the Company borrowed $5.0 million under the loan agreement. At December 31, 1999, the Company had outstanding borrowings of $1.2 million under the agreement. The bank debt is secured by substantially all of the Company's assets, excluding intellectual property, and amounts are repaid over 24 months from the date of each drawdown. In addition, the Company must comply with certain financial covenants. Borrowings under this agreement bear interest at the bank's prime rate (8.75% at December 31, 1999) plus 1 percent per annum.

  Note Payable to Finance Company

     In December 1998, the Company entered into an agreement with an equipment financing company to provide the Company with a $5,000,000 line of credit to finance certain of the Company's equipment purchases. At December 31, 1999, the Company had outstanding borrowings of $1.3 million under the agreement with a loan term of 48 months. The loan is secured by a security interest in the financed equipment. Interest is calculated based on the four-year Treasury Bill Weekly Average rate plus 6.121%.

  Notes Payable to Finance Company

     During 1999, the Company entered into agreements with a financing company to finance the purchase of various insurance policies. At December 31, 1999, the Company had outstanding borrowings of $414,046 under the agreements with loan terms ranging from 8 to 36 months. The loans are secured by a security interest in the policies. Interest is calculated at a rate of 8.37%.

     At December 31, 1999, maturities of the outstanding debt are as follows:

2000........................................................  $1,917,345
2001........................................................     592,574
2002........................................................     422,971
2003........................................................       4,485
                                                              ----------
                                                              $2,937,375
                                                              ==========

     The fair value of the Company's long term debt, which approximates its carrying value, is estimated using discounted cash flow analysis based on the Company's current incremental borrowing rates for similar type borrowing arrangements.

  Leases

     The Company leases its office and manufacturing facilities and certain office equipment under operating leases, with various renewal options, expiring at various times through 2007.

                             TRIPATH IMAGING, INC.

     At December 31, 1999, future minimum lease payments under these leases are as follows:

2000........................................................  $1,282,210
2001........................................................   1,210,910
2002........................................................   1,222,477
2003........................................................   1,265,716
2004........................................................   1,302,267
Thereafter..................................................     221,551
                                                              ----------
                                                              $6,505,131
                                                              ==========

     Rent expense amounted to $1,239,923, $1,211,594 and $1,113,407 during 1999,
1998 and 1997, respectively.

9. INCOME TAXES

     At December 31, 1999, the Company had net operating loss carryforwards of approximately $158.8 million and research and development credit carryforwards of approximately $3.4 million for federal income tax purposes, which expire between 2004 and 2013. Due to the prior issuance and sale of shares of preferred stock, the Company has incurred "ownership changes" pursuant to applicable regulations in effect under the Internal Revenue Code of 1986, as amended. Therefore, the Company's use of losses incurred through the date of these ownership changes will be limited during the carryforward period. The Company estimates that the use of approximately $28.0 million of losses incurred prior to one or more of the ownership changes would be limited in the carryforward periods. To the extent that any single-year loss is not utilized to the full amount of the limitation, such unused loss is carried over to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period. Approximately $5.1 million of the net operating loss carryforward is attributed to the deduction for stock options, the tax effect of which will be credited to equity when recognized.

     Deferred income taxes reflect the net tax effects of temporary differences between the tax basis of assets and liabilities and the corresponding financial statement amounts. Significant components of the Company's deferred income tax assets (liabilities) are as follows:

                                                                   DECEMBER 31,
                                                            ---------------------------
                                                                1999           1998
                                                            ------------   ------------
Net operating loss carryforwards..........................  $ 63,546,000   $ 46,632,000
Research and development credits..........................     3,500,000      3,377,000
Amortization and write-off of intangible assets...........     1,331,000      1,331,000
Allowance for doubtful accounts...........................       538,000        243,000
Deferred compensation.....................................       192,000        192,000
Accrued vacation..........................................       160,000        155,000
Charitable contribution carryforwards.....................       130,000        126,000
Other.....................................................       600,000      1,386,000
Intangible assets.........................................     2,835,000      1,007,000
Property and equipment....................................       616,000      1,016,000
Valuation allowance.......................................   (73,448,000)   (55,465,000)
                                                            ------------   ------------
                                                            $         --   $         --
                                                            ============   ============

     Due to the uncertainty of the Company's ability to generate taxable income to realize its deferred tax assets, a valuation allowance has been established for financial reporting purposes equal to the amount of the

                             TRIPATH IMAGING, INC.

net deferred tax assets. The Company's valuation allowance was $68,143,000 and $55,465,000 at December 31, 1999 and 1998, respectively.

10. REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

  Redeemable Convertible Preferred Stock

     The 9,925,000 shares of Series A Convertible Preferred Stock automatically converted into 4,881,936 shares of Common Stock upon completion of AutoCyte's initial public offering in September 1997.

     Pursuant to the Company's amended and restated Certificate of Incorporation, the Board of Directors has the authority, without further vote or action by the stockholders, to issue up to 1,000,000 shares of Preferred Stock in one or more series and to fix the relative rights, preferences, privileges, qualifications, limitations and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of Common Stock. At December 31, 1999 there were no shares of Preferred Stock outstanding.

  Private Equity Transaction

     On February 9, 1999, the Company completed a $14.5 million private equity transaction, issuing 2,300,000 shares of common stock to investors at a price of $6.33 per share. In connection with the financing, the Company issued to a related party five-year warrants to purchase 79,030 shares of common stock at an exercise price of $7.45 per share.

  Equity Incentive Plans

     The Company has stock option plans (the "Plans") under which incentive and non-statutory stock options, stock appreciation rights and restricted stock may be granted to employees, directors or consultants of the Company. Generally, options and restricted stock grants vest ratably over a 48-month term. Stock options expire ten years from the date of grant.

     A summary of activity under the Plans is as follows:

                                                                   OPTIONS OUTSTANDING
                                                              -----------------------------
                                                              NUMBER OF    WEIGHTED-AVERAGE
                                                                SHARES      EXERCISE PRICE
                                                              ----------   ----------------
Outstanding at December 31, 1997............................   2,537,944        $12.01
  Options granted...........................................   1,875,927         16.74
  Options exercised.........................................    (265,533)         0.58
  Options canceled/expired..................................  (1,507,398)        24.54
                                                              ----------        ------
Outstanding at December 31, 1998............................   2,640,940         12.57
  Options granted...........................................   1,564,982          5.14
  Options exercised.........................................    (213,814)         0.74
  Options canceled/expired..................................    (835,631)        14.14
                                                              ----------        ------
Outstanding at December 31, 1999............................   3,156,477        $12.57
                                                              ==========        ======

                             TRIPATH IMAGING, INC.

                            OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
               ----------------------------------------------   -------------------------------
                                 WEIGHTED-
                   NUMBER         AVERAGE                           NUMBER
               OUTSTANDING AT    REMAINING       WEIGHTED-      EXERCISABLE AT     WEIGHTED-
                DECEMBER 31,    CONTRACTUAL       AVERAGE        DECEMBER 31,       AVERAGE
PRICE RANGE         1998        LIFE (YEARS)   EXERCISE PRICE        1998        EXERCISE PRICE
------------   --------------   ------------   --------------   --------------   --------------
       $0.20       485,596          7.0            $ 0.20           264,419          $ 0.20
   0.76-0.76         2,416          1.7              0.76             2,416            0.76
   1.52-2.28        21,856          3.3              1.61            21,856            1.61
   2.69-3.13       105,260          5.5              3.04            88,654            3.04
   4.19-6.25     1,667,820          8.7              4.78           608,909            4.75
   6.50-9.75        94,327          9.0              7.58            39,021            7.89
 10.00-14.24        13,394          4.8             14.00            13,394           14.00
 15.34-21.51       736,831          7.0             16.62           736,831           16.62
 29.89-29.89        28,977          5.4             29.89            28,977           29.89
                 ---------          ---            ------         ---------          ------
$0.20-$29.89     3,156,477          7.9            $ 7.11         1,804,477          $ 9.34
                 =========          ===            ======         =========          ======

     In 1996, the Company sold 590,260 shares of restricted Common Stock with a deemed fair value of $1.63 per share to the Company's Chief Executive Officer at a price of $0.20 per share. Under the terms of the restricted stock purchase agreement, the shares vest ratably over a 48-month term and are subject to repurchase by the Company at the issuance price if the CEO ceases to be employed by the Company. Under the terms of an amendment to the restricted stock purchase agreement, in the event that the Chief Executive Officer terminates employment with the Company other than for cause, in addition to all other shares that have vested pursuant to the original agreement, 50% of the unvested shares as of the date of departure shall become vested as of that date.

  SFAS 123

     The Company has adopted the disclosure-only provisions of SFAS 123. In accordance with SFAS 123, the fair value of each option grant was determined by using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                        YEAR ENDED DECEMBER 31,
                                                  ------------------------------------
                                                     1999         1998         1997
                                                  ----------   ----------   ----------
Risk-free interest rate.........................       5.34%        5.29%        6.20%
Expected dividend yield.........................       0.00%        0.00%        0.00%
Expected lives..................................   48 months    48 months    48 months
Expected volatility.............................        0.87         0.75         0.71
Weighted-average fair value of grants...........  $     5.14   $     5.87   $     7.72

     Had compensation cost for the Company's stock options been determined based on the fair value at the date of grant consistent with the provisions of SFAS 123, the Company's pro forma net loss and net loss per share would have been as follows:

                                                     YEAR ENDED DECEMBER 31,
                                           --------------------------------------------
                                               1999            1998            1997
                                           ------------    ------------    ------------
Net loss:
  As reported............................  $(32,556,840)   $(35,270,653)   $(34,581,785)
  Pro forma..............................  $(38,274,434)   $(42,469,238)   $(38,918,555)
Net loss per common share (basic &
  diluted):
  As reported............................  $      (1.17)   $      (1.46)   $      (1.91)
  Pro forma..............................  $      (1.38)   $      (1.76)   $      (2.15)

                             TRIPATH IMAGING, INC.

  Warrants

     On June 27, 1997, the Company entered into a credit agreement with certain of its institutional stockholders and the Company's Chief Executive Officer. The agreement provided the Company with access to a credit line of up to $8,000,000 at an interest rate of prime plus 1%. As consideration for this agreement, the Company issued warrants to purchase 207,291 shares of its Common Stock at an exercise price of $2.033 per share. The warrants were immediately exercisable, with an expiration date ten years from the date of issuance. The Company estimated the expense associated with the warrant issuance to be approximately $1,475,000, all of which was expensed at the time of issuance as a credit agreement commitment fee. No borrowings were made under this credit arrangement, which expired in September 1997. On October 24, 1997, all of the outstanding warrants were exercised.

     In 1998, the Company issued a warrant to a consultant to purchase 47,418 shares of common stock at $5.45 per share, which was the closing price of the Company's Common Stock on the date of the initial agreement. The Company had also issued a comparable stock option grant to the same consultant. As a result, in 1998 the Company recognized $200,000 in non-cash expenses related to the consulting agreement and will continue to recognize expenses during the one-year agreement.

     As of December 31, 1999, there were 79,030 warrants outstanding with a weighted-average exercise price of $7.45. These warrants expire at various dates through 2004.

  Common Stock Reserved for Future Issuance

     At December 31, 1999, the Company has reserved authorized shares of Common Stock for future issuance as follows:

                                                              DECEMBER 31, 1999
                                                              -----------------
Outstanding stock options...................................      3,156,477
Possible future issuance under equity incentive plans.......        149,285
Common stock warrants.......................................         79,030
                                                                  ---------
          Total shares reserved.............................      3,384,792
                                                                  =========

  Deferred Compensation

     The Company recorded deferred compensation for the difference between the exercise price and the deemed fair value of the Company's Common Stock option and restricted stock grants. The amount is being amortized over the vesting period of the individual options or restricted stock grants, generally 48 months. Amortization of deferred compensation amounted to $814,140, $862,764 and $779,603 during 1999, 1998 and 1997, respectively. In 1999, the Company adjusted the deferred compensation amount by $286,731 to reflect the cancellation of options granted to terminated employees.

                             TRIPATH IMAGING, INC.

11. TRANSACTION, INTEGRATION AND RESTRUCTURING COSTS

     In connection with the Merger with NeoPath, certain expenses of the transaction, costs to integrate the two organizations, and expenses associated with the restructuring of the Company's business have been accrued and recorded as an expense. The following table presents the components of the expense recorded and the amounts paid through December 31, 1999:

                                                              TOTAL EXPENSE   PAID TO DATE
                                                              -------------   ------------
Cash expenses:
  Transaction and professional fees.........................   $2,554,314      $1,296,694
  Personnel separation costs................................    1,098,540         443,987
  Other costs...............................................      553,000         428,822
                                                               ----------      ----------
                                                                4,205,854       2,169,503
                                                                               ==========
Non-cash expenses:
  Write-off of assets.......................................    4,239,489
                                                               ----------
Total expenses..............................................   $8,445,343
                                                               ==========

     Transaction costs are comprised of amounts owed to investment bankers and advisors for services rendered in conjunction with the Merger. Personnel separation costs reflect severance payments to be made to employees terminated as a result of the Merger. The non-cash write-off of assets primarily relates to property and equipment and the core technology acquired from NSI deemed to have become redundant or obsolete as a result of the Merger. Other costs include integration costs directly related to the Merger and other costs resulting from actions taken to merge the operations.

12. RELATED PARTY TRANSACTIONS

     The Company has entered into certain ongoing arrangements with Laboratory Corporation of America Holdings, Inc. ("LabCorp"), a public company partially owned by Roche Holding Ltd. ("Roche"), for selling its products to LabCorp. Roche is a shareholder of the Company and the Company's Chief Executive Officer is a Director of LabCorp. Sales to LabCorp amounted to $397,238, $634,884 and $127,399 during 1999, 1998 and 1997, respectively.

     The Company had an arrangement with LabCorp for leasing a portion of LabCorp's facility in Elon College, North Carolina. This arrangement ended in 1999. Total rent paid to LabCorp amounted to $23,333, $61,995 and $111,375 during 1999, 1998 and 1997, respectively. Additionally, the Company owed approximately $98,554 and $249,000 at December 31, 1999 and December 31, 1998, respectively, to Roche or its affiliates for services provided.

13. EMPLOYEE BENEFITS

     The Company maintains qualified 401(k) Retirement Plans covering substantially all employees that provide for voluntary salary deferral contributions. Total expense for the plans, including employer contributions, amounted to $108,897, $128,451 and $82,198 during 1999, 1998 and 1997, respectively.

14. LITIGATION

     On September 13, 1999, Cytyc Corporation ("Cytyc") filed a lawsuit against AutoCyte in the United States District Court for the District of Delaware. The complaint alleges patent infringement and related claims. The lawsuit is still in the discovery stage. A trial date has been set for April 2, 2001. On March 6, 2000, the Company filed a motion for summary judgment. The Company believes it has a strong position in this action and continues to defend itself vigorously.

                             TRIPATH IMAGING, INC.

15. SUBSEQUENT EVENTS

     On February 8, 2000, the Company closed a $7,000,000 subordinated debt facility with a syndicate of lenders. The debt is payable in 36 month installments, including interest at the three year U.S. Treasury note rate plus 8%. The Company drew $5,250,000 of this facility in February 2000.

     On February 10, 2000, the Company closed a $5,000,000 working capital facility with a bank. The outstanding balance is limited to an amount equal to 80% of eligible accounts receivable. The line commitment expires on January 31, 2001. The line bears interest at the bank's prime rate plus 1%.