Form 10-Q
period 2000-03-31
TRIPATH IMAGING INC
filed 2000-05-15
CIK 1041426

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

                                       OR

           () TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from to

                         Commission file number 0-22885




                              TRIPATH IMAGING, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


--------------------------------------------------------------------------------
         Delaware                                         56-1995728
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


780 Plantation Drive, Burlington, North Carolina                        27215
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

The number of shares outstanding of each of the issuer's classes of common stock as of

                  Class                              Outstanding at May 10, 2000
                  -----                              ---------------------------
         Common Stock, $.01 par value                         28,233,474

                              TRIPATH IMAGING, INC.

                                      INDEX



PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)....................................2

    Condensed consolidated balance sheets
           March 31, 2000 and December 31, 1999....................................................2

    Condensed consolidated statements of operations
           Three months ended March 31, 2000 and 1999..............................................3

    Condensed consolidated statements of cash flows
           Three months ended March 31, 2000 and 1999..............................................4

    Notes to condensed consolidated financial statements
           March 31, 2000..........................................................................5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............................12


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings........................................................................12

Item 6.  Exhibits and Reports on Form 8-K.........................................................14


Signatures........................................................................................15

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS:

                              TRIPATH IMAGING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                 MARCH 31,          DECEMBER 31,
                                                                                   2000                 1999
                                                                            -------------------- --------------------

ASSETS
Current assets:
    Cash and cash equivalents                                                 $    18,470,806         $ 13,962,337
    Accounts receivable                                                             9,149,550            5,388,972
    Inventory                                                                       6,734,296            7,802,907
    Other current assets                                                              783,946              916,126
                                                                            -------------------- --------------------
       Total current assets                                                        35,138,598           28,070,342

Customer-use assets                                                                15,598,314           16,111,380
Property and equipment                                                              2,340,736            2,754,812
Deposits and other assets                                                             104,397              294,331
Intangible assets                                                                  11,452,308           11,643,113
                                                                            ==================== ====================
       Total assets                                                            $   64,634,353        $  58,873,978
                                                                            ==================== ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                          $     2,048,708       $    2,536,180
    Accrued expenses                                                                6,050,503            4,602,252
    Deferred revenue                                                                1,517,515            1,676,180
    Line of credit                                                                  1,500,000                    -
    Current portion of long-term debt                                               1,961,039            1,917,345
                                                                            -------------------- --------------------
       Total current liabilities                                                   13,077,765           10,731,957

Long-term debt, less current portion                                                4,903,011            1,020,030
Other long-term liabilities                                                            83,073               96,643

Stockholders' equity:
    Common stock, $0.01 par value; 49,000,000 shares authorized;
       28,222,400 and 28,107,362 shares issued and outstanding at
       March 31, 2000 and December 31, 1999, respectively                             282,224              281,074
    Additional paid-in capital                                                    217,034,445          214,892,392
    Deferred compensation                                                            (612,578)            (779,645)
    Accumulated deficit                                                          (170,133,587)        (167,368,473)
                                                                            -------------------- --------------------
       Total stockholders' equity                                                  46,570,504           47,025,348
                                                                            -------------------- --------------------
       Total liabilities and stockholders' equity                             $    64,634,353        $  58,873,978
                                                                            ==================== ====================

See accompanying notes to condensed consolidated financial statements.

                              TRIPATH IMAGING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                       2000                1999
                                                   ------------       ------------

Revenues                                           $  7,446,816       $  3,188,661
Cost of revenues                                      3,712,727          1,985,452
                                                   ------------       ------------
     Gross profit                                     3,734,089          1,203,209

Operating expenses:
   Research and development                           2,256,235          3,586,558
   Selling, general and administrative                4,116,922          5,308,736
                                                   ------------       ------------
                                                      6,373,157          8,895,294
                                                   ------------       ------------
Operating loss                                       (2,639,068)        (7,692,085)
Interest income                                         199,523            365,453
Interest expense                                       (325,569)          (116,628)
                                                   ------------       ------------
Net loss                                           $ (2,765,114)      $ (7,443,260)
                                                   ============       ============


Net loss per common share (basic and diluted)      $      (0.10)      $      (0.29)
                                                   ============       ============

Weighted-average common shares outstanding           28,163,374         25,566,473
                                                   ============       ============


See accompanying notes to condensed consolidated financial statements.

                              TRIPATH IMAGING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                   2000               1999
                                                               ------------       ------------

OPERATING ACTIVITIES
Net loss                                                       $ (2,765,114)      $ (7,443,260)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization                                   2,038,972          1,964,612
  Non-cash interest expense                                         111,984                 --
  Accrued interest on securities available-for-sale                      --             73,565
Change in operating assets and liabilities:
    Accounts receivable                                          (3,760,578)          (529,156)
    Inventory                                                       380,372         (2,724,992)
    Accounts payable and other current liabilities                  809,539         (1,039,830)
    Other                                                           322,114           (268,861)
                                                               ------------       ------------
Net cash used in operating activities                            (2,862,711)        (9,967,922)

INVESTING ACTIVITIES
   Purchases of property and equipment                              (50,323)          (306,417)
   Purchases of securities available-for-sale                            --         (7,199,372)
   Maturities of securities available-for-sale                           --          2,798,672
   Additions to intangible assets                                   (13,381)           (13,862)
   Other                                                                 --             (1,038)
                                                               ------------       ------------
Net cash used in investing activities                               (63,704)        (4,722,017)

FINANCING ACTIVITIES
   Issuance of common stock under employee stock purchase
     plan                                                                --             38,932
   Exercise of options and warrants                                 418,162             13,873
   Proceeds from private issuance of stock                               --         14,461,462
   Proceeds from long-term debt                                   7,000,000            388,505
   Proceeds from line of credit                                   1,500,000                 --
   Payments on long-term debt                                    (1,460,268)          (681,249)
   Other                                                            (23,010)           (28,557)
                                                               ------------       ------------
Net cash provided by financing activities                         7,434,884         14,192,966

Net increase (decrease) in cash and cash equivalents              4,508,469           (496,973)
Cash and cash equivalents at beginning of period                 13,962,337         25,565,974
                                                               ------------       ------------
Cash and cash equivalents at end of period                     $ 18,470,806       $ 25,069,001
                                                               ============       ============

See accompanying notes to condensed consolidated financial statements.

                              TRIPATH IMAGING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2000

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by TriPath Imaging, Inc. ("TriPath" or the "Company") in accordance with generally accepted accounting principles for interim financial information and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period. The accompanying financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K (File No. 0-22885).

2. MERGER WITH NEOPATH, INC.

On September 30, 1999, AutoCyte, Inc. ("AutoCyte") completed its merger with NeoPath, Inc. ("NeoPath") in exchange for approximately 13.8 million shares of AutoCyte common stock. The transaction was structured as a merger (the "Merger") of a wholly-owned subsidiary of AutoCyte with and into NeoPath. The Merger was a tax-free reorganization and was accounted for as a pooling of interests in accordance with Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations", and accordingly the Company has restated all historical financial data to include historical financial data of NeoPath. In conjunction with the Merger, AutoCyte changed its name to TriPath Imaging, Inc. On December 31, 1999, NeoPath was merged with and into TriPath. Reconciliation of results of operations previously reported by the separate entities prior to the Merger and as restated for the combined Company follows:

                                                THREE MONTHS ENDED
                                                  MARCH 31, 1999
                                                ------------------
Revenues:
  AutoCyte                                          $ 1,162,803
  NeoPath                                             2,025,858
                                                    -----------
                                                    $ 3,188,661
                                                    ===========
Net Loss:
  AutoCyte                                          $(2,375,244)
  NeoPath                                            (5,068,016)
                                                    -----------
                                                    $(7,443,260)
                                                    ===========
Net Loss per common share (basic and diluted):
  AutoCyte                                          $     (0.09)
  NeoPath                                                 (0.20)
                                                    -----------
                                                    $     (0.29)
                                                    ===========

                              TRIPATH IMAGING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3. INVENTORY

Inventory consists of the following:

                                         MARCH 31,          DECEMBER 31,
                                           2000                 1999
                                    -------------------- --------------------

Raw materials                           $  2,926,491         $  2,371,531
Work in process                            1,273,047            1,913,914
Finished goods                             2,534,758            3,517,462
                                    -------------------- --------------------
                                        $  6,734,296         $  7,802,907
                                    ==================== ====================

4. NET LOSS PER SHARE OF COMMON STOCK

As the Company incurred losses during all periods presented, the effect of options, warrants and convertible preferred stock is anti-dilutive and accordingly, there is no difference between basic and diluted loss per share.

5. TRANSACTION, INTEGRATION AND RESTRUCTURING COSTS

In connection with the Merger, certain expenses of the transaction, costs to integrate the two organizations, and expenses associated with the restructuring of the Company's business have been accrued and recorded as an expense. The following table presents the components of the expense recorded and the amounts paid through March 31, 2000:

                                         TOTAL EXPENSE          PAID TO DATE
                                      -------------------   --------------------

Cash Expenses:
  Transaction and professional fees   $       2,554,314     $       1,305,538
  Personnel separation costs                  1,098,540               646,886
  Other costs                                   553,000               471,772
                                      -------------------   --------------------
                                              4,205,854     $       2,424,196
                                                            ====================
Non-cash Expenses:
  Write-off of assets                         4,239,489
                                      -------------------
Total Expenses                        $       8,445,343
                                      ===================

Transaction costs are comprised of amounts owed to investment bankers and advisors for services rendered in conjunction with the Merger. Personnel separation costs reflect severance payments to be made to employees terminated as a result of the Merger. The non-cash write-off of assets primarily relates to property and equipment and the core technology acquired from Neuromedical Systems, Inc. ("NSI") in May 1999 deemed to have become redundant or obsolete as a result of the Merger. Other costs include integration costs directly related to the Merger and other costs resulting from actions taken to merge the operations.

                              TRIPATH IMAGING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6. LONG TERM DEBT

In February 2000, the Company obtained a subordinated term loan from a syndicate of lenders of up to $7,000,000 to finance operations. As of March 31, 2000, the entire $7,000,000 loan was outstanding, including a current portion of $1,369,982 and a long-term portion of $5,630,018. The loan, which is collateralized by substantially all of the assets of the Company, accrues interest at a rate equal to the U.S. Treasury Note plus 8%. Accrued interest is due monthly for the first six months of each draw, at which time the outstanding principal balance becomes payable over a thirty month term. In connection with this term loan, the Company issued to the lenders warrants to purchase 223,253 shares of the Company's Common Stock. Using a Black-Scholes pricing model, these warrants were valued at $1,725,041, which represents non-cash debt issuance costs. These warrants, which expire in 2010, were recorded as additional paid-in capital and the resulting debt issuance costs are being amortized to interest expense over the three-year term of the loan. These warrants have a weighted average exercise price of $4.70 and were exercisable upon issuance.

7. LINE OF CREDIT

In February 2000, the Company obtained a $5,000,000 working capital line of credit. The outstanding balance is limited to an amount equal to 80% of eligible accounts receivable. The line of credit commitment expires in January 2001. At March 31, 2000, the outstanding balance on the line of credit was $1,500,000. This line bears interest at the bank's prime rate plus 1% and is collateralized by substantially all of the assets of the Company. The line of credit carries customary covenants, including the maintenance of a minimum modified current ratio and other requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

TriPath develops, manufactures and markets products to improve cervical cancer screening. Improved slide preparation technology is delivered through the AutoCyte PREP System(TM) ("PREP"), a proprietary automated thin-layer cytology sample preparation system that produces representative slides with a homogeneous, thin-layer of cervical cells, and is one of only two sample preparation systems approved by the U.S. Food and Drug Administration ("FDA") as a replacement for the conventional Pap smear. TriPath also delivers visual intelligence technology to increase accuracy and productivity in medical testing through the AutoPap(R) Primary Screening System ("AutoPap"), which utilizes proprietary technology to distinguish between normal Pap smears and those that have the highest likelihood of abnormality. In May 1998, AutoPap was approved by the FDA as the first and only fully automated device for primary screening of conventional Pap smear slides. On October 6, 1999, TriPath announced submission of a supplement to the FDA for the screening of PREP slides by the AutoPap.
The supplement is currently under review by the FDA.

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

TriPath's future revenues and the results of operations may change significantly from quarter to quarter and will depend on many factors, including:

o        the extent to which the Company's products gain market acceptance;

o        the timing and volume of system placements;

o        regulatory and reimbursement matters;

o        introduction of alternative technologies by competitors;

o        pricing of competitive products; and

o the cost and effect of promotional discounts and marketing programs we adopt.

Having received FDA approval to market PREP for gynecological uses, TriPath expects marketing and sales expenditures to increase significantly. TriPath also anticipates that manufacturing expenses will increase as product commercialization increases.

RESULTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Revenues - Revenues for the first quarter of 2000 were $7.4 million, a 134% increase over revenues of $3.2 million in the first quarter of 1999. The increase was primarily due to a $1.6 million increase in PREP revenue and a $1.3 million increase in AutoPap fee-per-use and related revenue. The increase in PREP revenue was primarily attributable to domestic sales of PREP in the first quarter of 2000, consisting of both instrument sales and the sale of test kits, following FDA approval of PREP in late June 1999. The increase in AutoPap fee-per-use and related revenue is due to an increase in utilization of the installed base of active fee-per-use AutoPap instruments and the addition of AutoPap usage contracts with guaranteed minimum payments. The remaining increase is attributable to international sales of AutoPap instruments. These increases in revenues from the Company's primary products were partially offset by a $159,000 decrease in revenues from the Company's other product lines, primarily Pathology Workstation products.

Gross Margin - Gross margin for the first quarter of 2000 was 50%, an increase from 38% in the corresponding period of 1999. This increase was primarily attributable to a greater portion of revenues consisting of higher margin PREP sales and international AutoPap instrument sales than the corresponding quarter in 1999.

Research and Development - Research and development expenses include salaries and benefits of scientific, engineering and regulatory personnel, costs related to clinical studies and submissions to the FDA, testing equipment, relevant consulting services and components for prototypes. Research and development expenses for the first quarter of 2000 were $2.3 million, a 37% reduction from $3.6 million in the first quarter of 1999. This decrease was primarily attributable to decreased net development costs on additional AutoPap applications, and an overall reduction in redundant research and development efforts that were eliminated as part of the Merger.

Selling, General and Administrative - Selling, general and administrative expenses include salaries and benefits of sales, marketing, and administrative personnel, non patent legal expenses and certain facility costs. Selling, general and administrative expenses for the first quarter of 2000 were $4.1 million, a 22% reduction from $5.3 million in the first quarter of 1999. This decrease is primarily due to a 37% reduction of personnel and elimination of other redundant functions and expenses resulting from the Merger.

Interest Income and Expense - Interest income for the first quarter of 2000 was $200,000, a 45% decrease from $365,000 during the first quarter of 1999, primarily attributable to the lower average cash balance during 2000. Interest expense increased 179% from $117,000 in the first quarter of 1999 to $326,000 in the first quarter of 2000. This increase is due to a higher balance of outstanding debt in the first quarter of 2000 as compared to the first quarter of 1999. Also, in connection with the $7,000,000 term debt obtained in the first quarter of 2000, the Company issued warrants to acquire 223,253 shares of Common Stock at a weighted average exercise price of $4.70 per share as a commitment fee. The value of the warrants was recorded as additional paid in capital and is being amortized to interest expense over the term of the debt. The Company recognized $112,000 of this commitment fee as a non-cash charge to interest expense in the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, TriPath had $18.5 million in cash and cash equivalents, compared with $14.0 million at December 31, 1999. Historically, TriPath's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $170.1 million as of March 31, 2000. TriPath has funded its operations primarily through the private placement and public sale of equity securities, and through debt facilities and product revenues.

Cash used in operations was $2.9 million during the three months ended March 31, 2000 and $10.0 million during the corresponding period of 1999. Negative operating cash flow during both periods was caused primarily by operating losses. Capital expenditures were $50,000 during the three months ended March 31, 2000 and $306,000 during the corresponding period of 1999. TriPath has no material commitments for capital expenditures.

TriPath believes that its existing cash and existing debt and lease financing for internal use assets, rental and IPO placements of PREP and fee-per-use placements of AutoPap will be sufficient to enable it to meet its future cash obligations at least through 2000. TriPath's future liquidity and capital requirements will depend upon numerous factors, including

o        the level of placements of PREP systems and AutoPap systems;

o the resources required to further develop TriPath's marketing and sales capabilities domestically and internationally; and

o the resources required to expand manufacturing capacity and the extent to which the Company's products generate market acceptance and demand.

In particular, TriPath anticipates that marketing and sales expenditures for the PREP market launch for gynecological uses in the United States and expenditures related to manufacturing and other administrative costs will increase significantly. TriPath cannot guarantee that it will not require additional financing or will not in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when TriPath needs it or on terms TriPath finds acceptable. TriPath's failure to obtain funding would have a material adverse effect on its business, financial condition and results of operations.

CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS

This report contains forward looking statements which are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's operating results and financial condition have varied and may in the future vary significantly depending on a number of factors. The statements contained in this report which are not strictly historical information, including, without limitation, statements regarding the receipt of regulatory approvals, implementation of the Company's full-scale marketing and sales activities, management's plans and objectives for future operations, product plans and performance, management's assessment of market factors, as well as statements regarding the strategy and plans of the Company, constitute forward looking statements which involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. These factors include the risk of loss of the Cytyc infringement lawsuit, the Company's early stage of development, uncertainties regarding product regulatory clearance, FDA approval of and reimbursement for the use of AutoPap with PREP, the ability to attain or maintain required compliance with regulations governing manufacturing of medical diagnostic devices, uncertainty of market acceptance of the Company's principal products, competition and technological change, history of operating losses, accumulated deficit and uncertainty of future profitability, dependence on a limited number of products, the possibility of future capital needs and the uncertainty of availability of additional financing, dependence on patents, copyrights, licenses and proprietary rights, risk of third-party claims of infringement, dependence on third-party reimbursement, international sales and operations risks, limited marketing and sales resources, risk associated with product liability claims, limited number of potential customers, limited manufacturing experience, dependence on single or limited-source suppliers, and ability to retain key personnel. Such factors, among others, are described in greater detail in
Exhibit 99.1 to the Company's Annual Report on Form 10-K (File No. 0-22885) under the heading "Important Factors Regarding Forward-Looking Statements." These factors may have a material adverse effect upon the Company's business, results of operations and financial conditions. Because of these and other factors, past financial performance should not be considered an indication of future performance.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

TriPath's financial results and cash flows are subject to fluctuation due to changes in interest rates primarily from its investment of available cash balances in highly rated institutions. TriPath maintains a short-term investment portfolio consisting of highly liquid investments with maturities of three months or less, classified as cash equivalents. TriPath's current policies do not allow it to use interest rate derivative instruments to manage exposure to interest rate changes. TriPath does not expect its operating results, cash flows, or securities available-for-sale to be affected to any significant degree by a sudden change in market interest rates.

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K:

         (a)  Exhibits. See exhibit index on page 15.

         (b)  Reports on Form 8-K. None.

                              TRIPATH IMAGING, INC.
                                    FORM 10-Q
                                 MARCH 31, 2000



                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            TRIPATH IMAGING, INC.


DATE:  May 15, 2000                         BY: /s/ James D. Everhart
                                                --------------------------------
                                            James D. Everhart
                                            Duly Authorized Officer and
                                            Principal Financial Officer

                                  EXHIBIT INDEX


Number   Description
------   -----------

10.1 Loan and Security Agreement dated as of January 19, 2000 by and between MMC/GATX Partnership No. I, Transamerica Business Credit Corporation and TriPath Imaging, Inc. Filed herewith.

10.2 Loan and Security Agreement dated as of January 31, 2000 by and between Silicon Valley Bank and TriPath Imaging, Inc. Filed herewith.

27 Financial Data Schedule (for EDGAR filing purposes only). Filed herewith.

--------------------------------------------------------------------------------