Form 10-Q
period 2000-06-30
TRIPATH IMAGING INC
filed 2000-08-14
CIK 1041426

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

                                       OR

          [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from       to
                                                       -----   ----
                         Commission file number 0-22885




                              TRIPATH IMAGING, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                         56-1995728
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


780 Plantation Drive, Burlington, North Carolina                  27215
------------------------------------------------                ----------
(Address of principal executive offices)                        (Zip Code)


                                 (336) 222-9707
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuer's classes of common stock as of

                  Class                           Outstanding at August 9, 2000
       ----------------------------               -----------------------------
       Common Stock, $.01 par value                        28,591,322

                              TRIPATH IMAGING, INC.

                                      INDEX



PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (Unaudited).............................................  2

          Condensed consolidated balance sheets
             June 30, 2000 and December 31, 1999..............................................................  2

          Condensed consolidated statements of operations Three months ended June 30,
             2000 and 1999; six months
             ended June 30, 2000 and 1999.....................................................................  3

          Condensed consolidated statements of cash flows
             Six months ended June 30, 2000 and 1999..........................................................  4

          Notes to condensed consolidated financial statements
             June 30, 2000....................................................................................  5

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...............  8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......................................... 12


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.................................................................................. 13

Item 4.   Submission of Matters to a Vote of Security Shareholders........................................... 13

Item 6.   Exhibits and Reports on Form 8-K................................................................... 14


Signatures................................................................................................... 15

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS:

                              TRIPATH IMAGING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        JUNE 30,         DECEMBER 31,
                                                                                     -------------       -------------
                                                                                         2000                1999
                                                                                     -------------       -------------
                                                                                      (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                        $  15,393,806       $  13,962,337
    Accounts receivable                                                                  8,231,922           5,388,972
    Inventory                                                                            8,457,834           7,802,907
    Other current assets                                                                   650,587             916,126
                                                                                     -------------       -------------
       Total current assets                                                             32,734,149          28,070,342

Customer-use assets                                                                     11,483,808          16,111,380
Property and equipment                                                                   2,162,938           2,754,812
Deposits and other assets                                                                   92,003             294,331
Intangible assets                                                                       11,248,641          11,643,113
                                                                                     -------------       -------------
       Total assets                                                                  $  57,721,539       $  58,873,978
                                                                                     =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                 $   1,804,687       $   2,536,180
    Accrued expenses                                                                     4,464,539           4,602,252
    Deferred revenue                                                                     1,155,464           1,676,180
    Current portion of long-term debt                                                    2,517,454           1,917,345
                                                                                     -------------       -------------
       Total current liabilities                                                         9,942,144          10,731,957

Long-term debt, less current portion                                                     4,596,712           1,020,030
Other long-term liabilities                                                                 70,242              96,643

Stockholders' equity:
    Common stock, $0.01 par value; 49,000,000 shares authorized;
       28,536,977 and 28,107,362 shares issued and outstanding at
       June 30, 2000 and December 31, 1999, respectively                                   285,370             281,074
    Additional paid-in capital                                                         218,491,480         214,892,392
    Deferred compensation                                                                 (445,511)           (779,645)
    Accumulated deficit                                                               (175,218,898)       (167,368,473)
                                                                                     -------------       -------------
       Total stockholders' equity                                                       43,112,441          47,025,348
                                                                                     -------------       -------------
       Total liabilities and stockholders' equity                                    $  57,721,539       $  58,873,978
                                                                                     =============       =============

See accompanying notes to condensed consolidated financial statements.

                              TRIPATH IMAGING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                        JUNE 30,                             JUNE 30,
                                                2000                1999              2000               1999
                                            ------------       ------------       ------------       ------------
Sales                                       $  8,100,608       $  4,126,037       $ 15,547,424       $  7,314,697
Cost of sales                                  4,228,153          2,578,396          7,940,880          4,563,848
                                            ------------       ------------       ------------       ------------
     Gross profit                              3,872,455          1,547,641          7,606,544          2,750,849

Operating expenses:
   Research and development                    2,199,999          3,479,251          4,456,234          7,065,809
   Selling, general and administrative         6,528,939          4,509,923         10,645,862          9,818,658
   Nonrecurring expenses                              --          3,481,235                 --          3,481,235
                                            ------------       ------------       ------------       ------------
                                               8,728,938         11,470,409         15,102,096         20,365,702
                                            ------------       ------------       ------------       ------------
Operating loss                                (4,856,483)        (9,922,768)        (7,495,552)       (17,614,853)
Interest income                                  212,386            347,604            411,909            713,057
Interest expense                                (441,213)          (105,933)          (766,782)          (222,561)
                                            ------------       ------------       ------------       ------------
Net loss                                    $ (5,085,310)      $ (9,681,097)      $ (7,850,425)      $(17,124,357)
                                            ============       ============       ============       ============

Net loss per common share (basic and
diluted)                                    $      (0.18)      $      (0.35)      $      (0.28)      $      (0.65)
                                            ============       ============       ============       ============
Weighted-average common
 shares outstanding                           28,232,587         27,324,283         28,205,673         26,443,734
                                            ============       ============       ============       ============

See accompanying notes to condensed consolidated financial statements.

                              TRIPATH IMAGING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                         2000                 1999
                                                                                     -------------       -------------
OPERATING ACTIVITIES
Net loss                                                                             $  (7,850,425)      $ (17,124,357)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization                                                          3,835,734           4,021,871
  Non-cash interest expense                                                                255,738                  --
  Stock based compensation                                                               1,673,889               7,100
  Loss on disposal of fixed assets                                                           1,190                  --
  Purchased in-process research and development                                                 --           2,922,000
  Accrued interest on securities available-for-sale                                             --             183,206
Change in operating assets and liabilities:
    Accounts receivable                                                                 (2,842,950)            (68,119)
    Inventory                                                                            1,543,792          (4,468,139)
    Accounts payable and other current liabilities                                      (1,379,772)         (1,433,847)
    Other                                                                                  467,867              47,329
                                                                                     -------------       -------------
Net cash used in operating activities                                                   (4,294,937)        (15,912,956)

INVESTING ACTIVITIES
   Purchases of property and equipment                                                     (71,675)           (431,738)
   Purchases of securities available-for-sale                                                   --          (7,199,372)
   Maturities of securities available-for-sale                                                  --           6,808,719
   Additions to intangible assets                                                          (13,901)         (4,228,611)
   Other                                                                                        --              (3,077)
                                                                                     -------------       -------------
Net cash used in investing activities                                                      (85,576)         (5,054,079)

FINANCING ACTIVITIES
   Issuance of common stock under employee stock
      purchase plan                                                                             --              38,932
   Exercise of options and warrants                                                        532,725             109,326
   Proceeds from private issuance of stock                                                      --          14,442,688
   Proceeds from long-term debt                                                          7,000,000             388,505
   Payments on long-term debt                                                           (1,682,178)         (1,389,725)
   Other                                                                                   (38,565)            (50,835)
                                                                                     -------------       -------------
Net cash provided by financing activities                                                5,811,982          13,538,891

Net increase (decrease) in cash and cash equivalents                                     1,431,469          (7,428,144)
Cash and cash equivalents at beginning of period                                        13,962,337          25,565,974
                                                                                     -------------       -------------
Cash and cash equivalents at end of period                                           $  15,393,806       $  18,137,830
                                                                                     =============       =============

See accompanying notes to condensed consolidated financial statements.

                              TRIPATH IMAGING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2000

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

                                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                                        JUNE 30, 1999         JUNE 30, 1999
                                                     ------------------      ----------------
Revenues:
  AutoCyte                                             $   1,186,608          $   2,349,410
  NeoPath                                                  2,939,429              4,965,287
                                                       -------------          -------------
                                                       $   4,126,037          $   7,314,697
                                                       =============          =============
Net Loss:
  AutoCyte                                             $  (6,131,593)         $  (8,506,837)
  NeoPath                                                 (3,549,504)            (8,617,520)
                                                       -------------          -------------
                                                       $  (9,681,097)         $ (17,124,357)
                                                       =============          =============
Net Loss per common share (basic and diluted):
  AutoCyte                                             $       (0.22)         $       (0.32)
  NeoPath                                                      (0.13)                 (0.33)
                                                       -------------          -------------
                                                       $       (0.35)         $       (0.65)
                                                       =============          =============

                              TRIPATH IMAGING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.       INVENTORY

Inventory consists of the following:

                                                     JUNE 30,          DECEMBER 31,
                                                       2000               1999
                                                   -------------      -------------
Raw materials                                      $   2,553,022      $   2,371,531
Work in process                                        1,136,455          1,913,914
Finished goods                                         4,768,357          3,517,462
                                                   -------------      -------------
                                                   $   8,457,834      $   7,802,907
                                                   =============      =============

4.       NET LOSS PER SHARE OF COMMON STOCK

As the Company incurred losses during all periods presented, the effect of options, warrants and convertible preferred stock is anti-dilutive and accordingly, there is no difference between basic and diluted loss per share.

5.       TRANSACTION, INTEGRATION AND RESTRUCTURING COSTS

In connection with the Merger, certain expenses of the transaction, costs to integrate the two organizations, and expenses associated with the restructuring of the Company's business have been accrued and recorded as an expense. The following table presents the components of the expense recorded and the amounts paid through June 30, 2000:

                                                   TOTAL EXPENSE      PAID TO DATE
                                                   -------------      -------------
Cash Expenses:
  Transaction and professional fees                $   2,554,314      $   1,898,845
  Personnel separation costs                           1,098,540            729,632
  Other costs                                            553,000            471,772
                                                   -------------      -------------
                                                       4,205,854      $   3,100,249
                                                                      =============
Non-cash Expenses:
  Write-off of assets                                  4,239,489
                                                   -------------
Total Expenses                                     $   8,445,343
                                                   =============

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

                              TRIPATH IMAGING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6.       LONG-TERM DEBT

In February 2000, the Company obtained a subordinated term loan from a syndicate of lenders of up to $7,000,000 to finance operations. As of June 30, 2000, the entire $7,000,000 loan was outstanding, including a current portion of $2,014,053 and a long-term portion of $4,985,947. The loan, which is collateralized by substantially all of the assets of the Company, accrues interest at a rate equal to the U.S. Treasury Note plus 8%. Accrued interest is due monthly for the first six months of each draw, at which time the outstanding principal balance becomes payable over a thirty month term. In connection with this term loan, the Company issued to the lenders warrants to purchase 223,253 shares of the Company's Common Stock. Using a Black-Scholes pricing model, these warrants were valued as of June 30, 2000 at $1,141,016, which represents non-cash debt issuance costs. These warrants, which expire in 2010, were recorded as additional paid-in capital and the resulting debt issuance costs are being amortized to interest expense over the three-year term of the loan. These warrants have a weighted average exercise price of $4.70 and were exercisable upon issuance.

7.       LINE OF CREDIT

In February 2000, the Company obtained a $5,000,000 working capital line of credit. The outstanding balance is limited to an amount equal to 80% of eligible accounts receivable. The line of credit commitment expires in January 2001. At June 30, 2000, there was no outstanding balance on the line of credit. This line bears interest at the bank's prime rate plus 1% and is collateralized by substantially all of the assets of the Company. The line of credit carries customary covenants, including the maintenance of a minimum modified current ratio and other requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

TriPath develops, manufactures and markets products to improve cervical cancer screening. Improved slide preparation technology is delivered through the AutoCyte PREP System(TM) ("PREP"), a proprietary automated thin-layer cytology sample preparation system that produces representative slides with a homogeneous, thin-layer of cervical cells, and is one of only two sample preparation systems approved by the U.S. Food and Drug Administration ("FDA") as a replacement for the conventional Pap smear. TriPath also delivers visual intelligence technology to increase accuracy and productivity in medical testing through the AutoPap(R) Primary Screening System ("AutoPap"), which utilizes proprietary technology to distinguish between normal Pap smears and those that have the highest likelihood of abnormality. In May 1998, AutoPap was approved by the FDA as the first and only fully automated device for primary screening of conventional Pap smear slides. On October 6, 1999, TriPath announced submission of a supplement to the FDA for the screening of PREP slides by the AutoPap. The supplement is currently under review by the FDA. In July 2000, Dr. Paul R. Sohmer was named to the Board of Directors.

TriPath generates PREP revenue from the sale or rental of PREP systems and the sale of the related test kits, comprised of proprietary reagents and other disposables. For system sales, customers purchase the PREP instrument and make separate purchases of test kits. For system rentals, customers pay a fixed monthly fee for the equipment and make separate purchases of test kits. The Company also has an Integrated Purchase Option ("IPO") program whereby the PREP instrument is placed at the customer's site free of charge, and the customer pays a higher per-test price for the reagents and disposables. Each PREP system placed typically provides a recurring revenue stream as the customers process the test kits sold by the Company.

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

RESULTS OF OPERATIONS

                    THREE MONTHS ENDED JUNE 30, 2000 AND 1999

Revenues - Revenues for the second quarter of 2000 were $8.1 million, a 96% increase over revenues of $4.1 million in the second quarter of 1999. The increase was primarily due to a $1.7 million increase in PREP revenue, a $1.1 million increase in AutoPap fee-per-use and related revenue, and a $0.8 million increase in AutoPap instrument sales. The increase in PREP revenue was primarily attributable to domestic sales of PREP in the second quarter of 2000, consisting of both instrument sales and the sale of test kits, following FDA approval of PREP in late June 1999. The increase in AutoPap fee-per-use and related revenue is due to an increase in utilization of the installed base of active fee-per-use AutoPap instruments and the addition of AutoPap usage contracts with guaranteed minimum payments. The remaining increase is attributable to a $394,000 increase in revenues from the Company's other product lines, primarily Pathology Workstation products.

Gross Margin - Gross margin for the second quarter of 2000 was 48%, an increase from 38% in the corresponding period of 1999. This increase was primarily attributable to a greater portion of revenues consisting of higher margin PREP sales and international AutoPap instrument sales than the corresponding quarter in 1999.

Research and Development - Research and development expenses include salaries and benefits of scientific, engineering and regulatory personnel, costs related to clinical studies and submissions to the FDA, testing equipment, relevant consulting services and components for prototypes. Research and development expenses for the second quarter of 2000 were $2.2 million, a 37% reduction from $3.5 million in the second quarter of 1999. This decrease was primarily attributable to decreased net development costs on additional AutoPap applications, and an overall reduction in redundant research and development efforts that were eliminated as part of the Merger. The second quarter of 1999 included $275,000 in severance related expenses resulting from a 33% headcount reduction which occurred in June 1999.

Selling, General and Administrative - Selling, general and administrative expenses include salaries and benefits of sales, marketing, and administrative personnel, non-patent legal expenses and certain facility costs. Selling, general and administrative expenses for the second quarter of 2000 were $6.5 million, a 45% increase from $4.5 million in the second quarter of 1999. This increase is primarily due to a one-time non-cash compensation charge of $1.7 million related to the repricing of stock options and increased legal fees related to current lawsuits. These increases were partially offset by a 37% reduction of personnel and elimination of other redundant functions and expenses resulting from the Merger.

Interest Income and Expense - Interest income for the second quarter of 2000 was $212,000, a 39% decrease from $348,000 during the second quarter of 1999, primarily attributable to the lower average cash balance during 2000. Interest expense increased 317% from $106,000 in the second quarter of 1999 to $441,000 in the second quarter of 2000. This increase is due to a higher balance of outstanding debt in the first quarter of 2000 as compared to the first quarter of 1999. Also, in connection with the $7,000,000 term debt obtained in the first quarter of 2000, the Company issued warrants to acquire 223,253 shares of Common Stock at a weighted average exercise price of $4.70 per share as a commitment fee. The value of the warrants was recorded as debt issuance costs and additional paid in capital and is being amortized to interest expense over the term of the debt. The Company recognized $143,000 of this commitment fee as a non-cash charge to interest expense in the second quarter of 2000.

                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Revenues - Revenues for the first six months of 2000 were $15.5 million, a 113% increase over revenues of $7.3 million in the corresponding period in 1999. The increase was primarily due to a $3.3 million increase in PREP revenue, a $2.4 million increase in AutoPap fee-per-use and related revenue, and a $2.3 million increase in revenue from AutoPap instrument sales. The increase in PREP revenue was primarily attributable to domestic sales of PREP in the first half of 2000, consisting of both instrument sales and the sale of test kits, following FDA approval of PREP in late June 1999. The increase in AutoPap fee-per-use and related revenue is due to an increase in utilization of the installed base of active fee-per-use AutoPap instruments and the addition of AutoPap usage contracts with guaranteed minimum payments. The remaining increase is attributable to a $236,000 increase in revenues from the Company's other product lines, primarily Pathology Workstation products.

Gross Margin - Gross margin for the first six months of 2000 was 49%, an increase from 38% in the corresponding period of 1999. This increase was primarily attributable to a greater portion of revenues consisting of higher margin PREP sales and international AutoPap instrument sales than the corresponding quarter in 1999.

Research and Development - Research and development expenses include salaries and benefits of scientific, engineering and regulatory personnel, costs related to clinical studies and submissions to the FDA, testing equipment, relevant consulting services and components for prototypes. Research and development expenses for the first six months of 2000 were $4.5 million, a 37% reduction from $7.1 million in the corresponding period of 1999. This decrease was primarily attributable to decreased net development costs on additional AutoPap applications, and an overall reduction in redundant research and development efforts that were eliminated as part of the Merger. The first half of 1999 included $275,000 in severance related expenses resulting from a 33% headcount reduction which occurred in June 1999.

Selling, General and Administrative - Selling, general and administrative expenses include salaries and benefits of sales, marketing, and administrative personnel, non-patent legal expenses and certain facility costs. Selling, general and administrative expenses for the first six months of 2000 were $10.6 million, an 8% increase from $9.8 million in the corresponding period of 1999. This increase is primarily due to the one-time, non-cash compensation charge of $1.7 million related to repricing of stock options and increased legal costs. This increase is partially offset by a 37% reduction of personnel and elimination of other redundant functions and expenses resulting from the Merger.

Interest Income and Expense - Interest income for the first half of 2000 was $412,000, a 42% decrease from $713,000 during the first half of 1999, primarily attributable to the lower average cash balance during 2000. Interest expense increased 245% from $223,000 in the first half of 1999 to $767,000 in the first half of 2000. This increase is due to a higher balance of outstanding debt in the first quarter of 2000 as compared to the first quarter of 1999. Also, in connection with the $7,000,000 term debt obtained in the first quarter of 2000, the Company issued warrants to acquire 223,253 shares of Common Stock at a weighted average exercise price of $4.70 per share as a commitment fee. The value of the warrants was recorded as debt issuance costs and additional paid in capital and is being amortized to interest expense over the term of the debt. The Company recognized $255,000 of this commitment fee as a non-cash charge to interest expense in the first half of 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, TriPath had $15.4 million in cash and cash equivalents, compared with $14.0 million at December 31, 1999. Historically, TriPath's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $175.2 million as of June 30, 2000. TriPath has funded its operations primarily through the private placement and public sale of equity securities, and through debt facilities and product revenues.

Cash used in operations was $4.3 million during the six months ended June 30, 2000 and $15.9 million during the corresponding period of 1999. Negative operating cash flow during both periods was caused primarily by operating losses. Capital expenditures were $72,000 during the six months ended June 30, 2000 and $432,000 during the corresponding period of 1999. TriPath has no material commitments for capital expenditures.

In February 2000, the Company closed on an agreement for a $7.0 million subordinated debt facility. The loan, which is collateralized by substantially all of the assets of the Company, accrues interest at a rate equal to the U.S. Treasury Note plus 8%. As of June 30, 2000, the entire $7.0 million was outstanding.

In February 2000, the Company obtained a $5.0 million working capital facility from a bank. This line bears interest at the bank's prime rate plus 1% and is collateralized by substantially all of the assets of the Company. At June 30, 2000, there was no outstanding balance on the line of credit.

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

In particular, TriPath anticipates that marketing and sales expenditures for PREP for gynecological uses in the United States and expenditures related to manufacturing and other administrative costs will increase significantly. TriPath cannot guarantee that it will not require additional financing or will not in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when TriPath needs it or on terms TriPath finds acceptable. TriPath's failure to obtain funding would have a material adverse effect on its business, financial condition and results of operations.

CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS

This report contains forward looking statements which are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's operating results and financial condition have varied and may in the future vary significantly depending on a number of factors. The statements contained in this report which are not strictly historical information, including, without limitation, statements regarding the receipt of regulatory approvals, implementation of the Company's full-scale marketing and sales activities, management's plans and objectives for future operations, product plans and performance, management's assessment of market factors, as well as statements regarding the strategy and plans of the Company, constitute forward looking statements which involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time: the risk of loss of the Cytyc infringement lawsuit, the Company's early stage of development, uncertainties regarding product regulatory clearance, FDA approval of and reimbursement for the use of AutoPap with PREP, the ability to attain or maintain required compliance with regulations governing manufacturing of medical diagnostic devices, uncertainty of market acceptance of the Company's principal products, competition and technological change, history of operating losses, accumulated deficit and uncertainty of future profitability, dependence on a limited number of products, the possibility of future capital needs and the uncertainty of availability of additional financing, dependence on patents, copyrights, licenses and proprietary rights, risk of third-party claims of infringement, dependence on third-party reimbursement, international sales and operations risks, limited marketing and sales resources, risk associated with product liability claims, limited number of potential customers, limited manufacturing experience, dependence on single or limited-source suppliers, and ability to retain key personnel. Such factors, among others, are described in greater detail in Exhibit 99.1 to the Company's Annual Report on Form 10-K (File No. 0-22885) under the heading "Important Factors Regarding Forward-Looking Statements." These factors may have a material adverse effect upon the Company's business, results of operations and financial conditions. Because of these and other factors, past financial performance should not be considered an indication of future performance.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On September 13, 1999, Cytyc Corporation ("Cytyc") filed suit against TriPath in the United States District Court for the District of Delaware. The complaint alleges that the Company's CytoRich(R) proprietary preservative fluid infringes Cytyc's patent titled "Cell Preservative Solution." The complaint seeks a determination that TriPath is infringing Cytyc's patent and an injunction preliminarily and permanently enjoining and restraining TriPath from further infringing Cytyc's patent. The complaint also seeks treble damages, plus interest, in an amount to be determined, as well as costs and reasonable attorneys fees. On October 18, 1999, TriPath filed its response denying Cytyc's claims. On December 6, 1999, the Company demanded Cytyc withdraw its motion for preliminary injunction. On December 7, 1999, Cytyc complied with this request and withdrew their motion for preliminary injunction. On March 10, 2000, the Company filed a motion for summary judgement. On May 15, 2000 the Company filed a motion requesting to assert additional defenses and counterclaims including anticompetitive conduct in violation of the antitrust and unfair competition laws and the Lanham Act. On June 30, 2000, the Court denied the Company's motion to assert new defenses and counterclaims. The parties continue to proceed with discovery in this matter.

On May 12, 2000, Cytyc filed suit against TriPath in the United States District Court for the District of Massachusetts. The complaint alleges that the Company has distributed and continues to distribute false and/or misleading information to current and potential purchasers of Cytyc's products. The complaint seeks monetary and injunctive relief. On June 2, 2000, the Company filed a Motion to Transfer or Stay. On June 5, 2000, the Court granted the Company's Motion to Stay. TriPath has not answered the complaint because the case is currently stayed pursuant to Court order entered on June 5, 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS:

At the Annual Meeting of Stockholders held on June 1, 2000, the Company's stockholders voted as follows:

(a) To elect Thomas A. Bonfiglio, M.D., David A. Thompson, and Haywood D. Cochrane, Jr. to the Board of Directors, each to serve a three-year term.

                  Nominee                   Vote "FOR"                 Vote Withheld

         Thomas A. Bonfiglio, M.D.          23,113,913                     918,397

         David A. Thompson.                 23,113,913                     918,397

         Haywood D. Cochrane, Jr.           23,112,886                     919,424

There were no broker non-votes or abstentions with respect to this matter.

The terms in office of James B. Powell, M.D., Alan C. Nelson, Ph.D., Richard A. Charpie and Robert E. Curry continued after the meeting.

(b) To amend the Company's Amended and Restated 1996 Equity Incentive Plan (the "Plan") to increase the number of shares of Common Stock available for issuance pursuant to awards under the Plan by 1,585,000 shares from 2,986,325 to 4,571,325 shares.

               Total Vote For the Proposal:          14,105,635
               Total Vote Against the Proposal:       2,600,793
               Abstentions:                              49,384
               Broker Non-Votes:                      7,276,498

(c) To amend the Company's 1997 Director Stock Option Plan (the "Director Plan") to (i) increase the number of shares of Common Stock available for issuance pursuant to awards under the Director Plan by 200,000 shares from 100,000 to 300,000 shares, (ii) alter the existing eligibility requirements, and (iii) amend the size and vesting schedule of the automatic grants to newly elected and re-elected directors.

               Total Vote For the Proposal:          16,279,555
               Total Vote Against the Proposal:         433,564
               Abstentions:                              42,693
               Broker Non-Votes:                      7,276,498



(d) To ratify the selection by the Board of Directors of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2000.


               Total Vote For the Proposal:          23,979,218
               Total Vote Against the Proposal:          23,161
               Abstentions:                              29,931
               Broker Non-Votes:                             --


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         (a)      Exhibits. See exhibit index on page 16.

         (b)      Reports on Form 8-K. None.

                              TRIPATH IMAGING, INC.
                                    FORM 10-Q
                                  JUNE 30, 2000



                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             TRIPATH IMAGING, INC.


DATE:  August 14, 2000                       BY: /s/ James D. Everhart
                                                --------------------------------
                                                 James D. Everhart
                                                 Duly Authorized Officer and
                                                 Principal Financial Officer

                                  EXHIBIT INDEX


Number            Description
------            -----------
27                Financial Data Schedule (for EDGAR filing purposes only). Filed herewith.