Form 10-Q
period 2000-09-30
TRIPATH IMAGING INC
filed 2000-11-13
CIK 1041426

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000

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

The number of shares outstanding of each of the issuer's classes of common stock as of

              Class                              Outstanding at November 9, 2000
              -----                              -------------------------------
     Common Stock, $.01 par value                         28,874,876

                              TRIPATH IMAGING, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)...................................2

    Condensed consolidated balance sheets
           September 30, 2000 and December 31, 1999...............................................2

    Condensed consolidated statements of operations Three months ended September
           30, 2000 and 1999; nine months
           ended September 30, 2000 and 1999......................................................3

    Condensed consolidated statements of cash flows
           Nine months ended September 30, 2000 and 1999..........................................4

    Notes to condensed consolidated financial statements
           September 30, 2000.....................................................................5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................12


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................13

Item 6.  Exhibits and Reports on Form 8-K........................................................13


Signature........................................................................................14

                          PART I. FINANCIAL INFORMATION

ITEM 1.           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

                              TRIPATH IMAGING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                                                         SEPTEMBER 30,         DECEMBER 31,
                                                                              2000                 1999
                                                                         -------------         -------------

ASSETS
Current assets:
    Cash and cash equivalents                                            $  14,306,744         $  13,962,337
    Accounts receivable                                                      9,990,930             5,388,972
    Inventory                                                                7,586,246             7,802,907
    Other current assets                                                       493,582               916,126
                                                                         -------------         -------------
       Total current assets                                                 32,377,502            28,070,342

Customer-use assets                                                         10,860,490            16,111,380
Property and equipment                                                       2,051,895             2,754,812
Other assets                                                                    76,803               294,331
Intangible assets                                                           11,048,334            11,643,113
                                                                         -------------         -------------
       Total assets                                                      $  56,415,024         $  58,873,978
                                                                         =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                     $   2,471,079         $   2,536,180
    Accrued expenses                                                         4,921,765             4,602,252
    Deferred revenue                                                         1,074,135             1,676,180
    Current portion of long-term debt                                        3,207,331             1,917,345
                                                                         -------------         -------------
       Total current liabilities                                            11,674,310            10,731,957

Long-term debt, less current portion                                         3,599,911             1,020,030
Other long-term liabilities                                                     60,191                96,643

Stockholders' equity:
    Common stock, $0.01 par value; 49,000,000 shares authorized;
       28,755,831 and 28,107,362 shares issued and outstanding at
       September 30, 2000 and December 31, 1999, respectively                  287,558               281,074
    Additional paid-in capital                                             219,139,130           214,892,392
    Deferred compensation                                                     (261,228)             (779,645)
    Accumulated deficit                                                   (178,084,848)         (167,368,473)
                                                                         -------------         -------------
       Total stockholders' equity                                           41,080,612            47,025,348
                                                                         -------------         -------------
       Total liabilities and stockholders' equity                        $  56,415,024         $  58,873,978
                                                                         =============         =============

See accompanying notes to condensed consolidated financial statements.

                              TRIPATH IMAGING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                               SEPTEMBER 30,                             SEPTEMBER 30,
                                                         2000                 1999                 2000                  1999
                                                     ------------         ------------         ------------         ------------
Sales                                                $  8,092,645         $  4,771,547         $ 23,640,069         $ 12,086,245
Cost of sales                                           3,655,177            2,564,633           11,596,057            7,128,481
                                                     ------------         ------------         ------------         ------------
     Gross profit                                       4,437,468            2,206,914           12,044,012            4,957,764

Operating expenses:
   Research and development                             2,240,446            2,764,452            6,696,680            9,830,261
   Selling, general and administrative                  4,859,670            4,546,538           15,505,532           13,869,553
   Nonrecurring merger related expenses                        --            7,390,464                   --           11,367,343
                                                     ------------         ------------         ------------         ------------
                                                        7,100,116           14,701,454           22,202,212           35,067,157
                                                     ------------         ------------         ------------         ------------
Operating loss                                         (2,662,648)         (12,494,540)         (10,158,200)         (30,109,393)
Interest income                                           267,352              214,588              679,261              927,645
Interest expense                                         (470,654)            (108,362)          (1,237,436)            (330,923)
                                                     ------------         ------------         ------------         ------------
Net loss                                             $ (2,865,950)        $(12,388,314)        $(10,716,375)        $(29,512,671)
                                                     ============         ============         ============         ============

Net loss per common share (basic and diluted)
                                                     $      (0.10)        $      (0.44)        $      (0.38)        $      (1.09)
                                                     ============         ============         ============         ============


Weighted-average common
 shares outstanding                                    28,641,500           28,080,602           28,368,381           26,990,921
                                                     ============         ============         ============         ============

See accompanying notes to condensed consolidated financial statements.

                              TRIPATH IMAGING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                     2000                  1999
                                                                 ------------         ------------

OPERATING ACTIVITIES
Net loss                                                         $(10,716,375)        $(29,512,671)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization                                     5,704,905            6,219,263
  Non-cash interest expense                                           367,375                   --
  Stock based compensation                                          1,811,843                   --
  Loss on disposal of fixed assets                                      1,190                   --
  Non-cash restructuring costs                                             --            4,239,489
  Purchased in-process research and development                            --            2,922,000
  Accrued interest on securities available-for-sale                        --              180,639
Change in operating assets and liabilities:
    Accounts receivable                                            (4,601,958)          (1,153,766)
    Inventory                                                       1,679,529           (4,832,315)
    Accounts payable and other current liabilities                   (326,474)            (161,899)
    Other                                                             640,072              665,608
                                                                 ------------         ------------
Net cash used in operating activities                              (5,439,893)         (21,433,652)

INVESTING ACTIVITIES
   Purchases of property and equipment                                (99,382)            (451,614)
   Purchases of securities available-for-sale                              --           (7,199,372)
   Maturities of securities available-for-sale                             --            9,376,072
   Additions to intangible assets                                     (17,780)          (4,259,086)
                                                                 ------------         ------------
Net cash used in investing activities                                (117,162)          (2,534,000)

FINANCING ACTIVITIES
   Issuance of common stock under employee stock purchase
     plan                                                                  --               46,769
   Exercise of options and warrants                                   805,197              115,150
   Proceeds from private issuance of stock                                 --           14,411,255
   Proceeds from long-term debt                                     7,000,000              946,444
   Payments on long-term debt                                      (1,844,110)          (2,118,175)
   Other                                                              (59,625)            (190,473)
                                                                 ------------         ------------
Net cash provided by financing activities                           5,901,462           13,210,970

Net increase (decrease) in cash and cash equivalents                  344,407          (10,756,682)
Cash and cash equivalents at beginning of period                   13,962,337           25,565,974
                                                                 ------------         ------------
Cash and cash equivalents at end of period                       $ 14,306,744         $ 14,809,292
                                                                 ============         ============

See accompanying notes to condensed consolidated financial statements.

                              TRIPATH IMAGING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 2000

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


3. INVENTORY

Inventory consists of the following:

                                    SEPTEMBER 30,        DECEMBER 31,
                                        2000                 1999
                                 -------------------- --------------------

Raw materials                         $ 2,251,200         $  2,371,531
Work in process                         1,443,734            1,913,914
Finished goods                          3,891,312            3,517,462
                                 -------------------- --------------------
                                     $  7,586,246         $  7,802,907
                                 ==================== ====================

For the nine months ended September 30, 2000 and 1999, respectively, reclassifications of $1,462,868 and $6,194,971 occurred between Customer Use Assets and Inventory.

                              TRIPATH IMAGING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4. NET LOSS PER SHARE OF COMMON STOCK

As the Company incurred losses during all periods presented, the effect of options, warrants and convertible preferred stock is anti-dilutive and accordingly, there is no difference between basic and diluted loss per share.

5. TRANSACTION, INTEGRATION AND RESTRUCTURING COSTS

In connection with the Merger, certain expenses of the transaction, costs to integrate the two organizations, and expenses associated with the restructuring of the Company's business have been accrued and recorded as an expense. The following table presents the components of the expense recorded and the amounts paid through September 30, 2000:

                                           TOTAL EXPENSE                 PAID TO DATE
                                       -----------------------      -----------------------

Cash Expenses:
  Transaction and professional fees     $       2,554,314            $       1,903,107
  Personnel separation costs                    1,098,540                      812,378
  Other costs                                     553,000                      471,772
                                       -----------------------      -----------------------
                                                4,205,854            $       3,187,257
                                                                    =======================
Non-cash Expenses:
  Write-off of assets                           4,239,489
                                       -----------------------
Total Expenses                          $       8,445,343
                                       =======================

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

                              TRIPATH IMAGING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6. LONG-TERM DEBT

In February 2000, the Company obtained a subordinated term loan from a syndicate of lenders of up to $7,000,000 to finance operations. As of September 30, 2000, the balance outstanding was $7,000,000, including a current portion of $2,741,667 and a long-term portion of $4,258,333. The loan, which is collateralized by substantially all of the assets of the Company, accrues interest at a rate equal to the U.S. Treasury Note plus 8%. Accrued interest is due monthly for the first six months of each draw, at which time the outstanding principal balance becomes payable over a thirty month term. In connection with this term loan, the Company issued to the lenders warrants to purchase 223,253 shares of the Company's Common Stock. Using a Black-Scholes pricing model, these warrants were valued as of September 30, 2000 at $1,286,023 which represents non-cash debt issuance costs. These warrants, which expire in 2007, were recorded as additional paid-in capital and the resulting debt issuance costs are being amortized to interest expense over the three-year term of the loan. These warrants have a weighted average exercise price of $4.70 and were exercisable upon issuance.

7. LINE OF CREDIT

In February 2000, the Company obtained a $5,000,000 working capital line of credit. The outstanding balance is limited to an amount equal to 80% of eligible accounts receivable. The line of credit commitment expires in January 2001. At September 30, 2000, there was no outstanding balance on the line of credit. This line bears interest at the bank's prime rate plus 1% and is collateralized by substantially all of the assets of the Company. The line of credit carries customary covenants, including the maintenance of a minimum modified current ratio and other requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

TriPath develops, manufactures and markets products to improve cervical cancer screening. Improved slide preparation technology is delivered through the AutoCyte PREP System(TM) ("PREP"), a proprietary automated thin-layer cytology sample preparation system that produces representative slides with a homogeneous, thin-layer of cervical cells, and is one of only two sample preparation systems approved by the U.S. Food and Drug Administration ("FDA") as a replacement for the conventional Pap smear. TriPath also delivers visual intelligence technology to increase accuracy and productivity in screening cellular samples through the AutoPap(R) Primary Screening System ("AutoPap"), which utilizes proprietary technology to distinguish between normal Pap smears and those that have the highest likelihood of abnormality. In May 1998, AutoPap was approved by the FDA as the first and only fully automated device for primary screening of conventional Pap smear slides. On October 6, 1999, TriPath announced submission of a supplement to the FDA for the screening of PREP slides by the AutoPap. The supplement is currently under review by the FDA.

TriPath generates PREP revenue from the sale or rental of PREP systems and the sale of the related test kits, comprised of proprietary reagents and other disposables. For system sales, customers purchase the PREP instrument and make separate purchases of test kits. For system rentals, customers pay a fixed monthly fee for the equipment and make separate purchases of test kits. The Company also has an Integrated Purchase Option ("IPO") program whereby, upon credit approval by a third party financial institution, the PREP instrument is placed at the customer's site free of charge, and the customer pays a higher per-test price for the reagents and disposables. The financial institution is repaid with part of the proceeds of the disposables sold. Each PREP system placed typically provides a recurring revenue stream as customers use the test kits sold by the Company.

TriPath generates AutoPap revenue from the sale of AutoPap systems (typically internationally) or on a fee-per-use basis (typically domestically). Fee-per-use revenue commences in the month a system initially processes slides at a customer site and consists of per-slide monthly billings, fixed rental billings, and minimum payments due on certain fee-per-use contracts.

The Company's strategy is to maximize the number of instruments placed with customers and thereby increase its ongoing, higher margin reagent and fee-per-use revenue streams. As an important element of this strategy, the Company has entered into an agreement with a financial institution to support the placement of PREP rental and IPO systems and AutoPap fee-per-use systems.

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

Having recently added to its field sales forces, TriPath expects marketing and sales expenditures to increase significantly. TriPath also anticipates that manufacturing expenses will increase to the extent that market acceptance of our products increases.

RESULTS OF OPERATIONS

                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Revenues - Revenues for the third quarter of 2000 were $8.1 million, a 70% increase over revenues of $4.8 million in the third quarter of 1999. The increase was primarily due to a $1.1 million increase in PREP revenue and a $2.1 million increase in AutoPap revenue. The increase in PREP revenue was attributable to both domestic and international sales in the third quarter of 2000, consisting of both instrument sales and the sale of test kits. The increase in AutoPap related revenue is due to a $1.3 million increase in sales of AutoPap systems and a $0.8 million increase in fee-per-use revenue, including contracts with guaranteed minimum payments. The remaining increase is attributable to a $0.1 million increase in revenues from the Company's other product lines, primarily Pathology Workstation products.

Gross Margin - Gross margin for the third quarter of 2000 was 55%, an increase from 46% in the corresponding period of 1999. This increase was primarily attributable to a greater portion of revenues consisting of higher margin PREP sales and international AutoPap instrument sales than the corresponding quarter in 1999.

Research and Development - Research and development expenses include salaries and benefits of scientific, engineering and regulatory personnel, costs related to clinical studies and submissions to the FDA, testing equipment, relevant consulting services and components for prototypes. Research and development expenses for the third quarter of 2000 were $2.2 million, a 19% reduction from $2.8 million in the third quarter of 1999. This decrease was primarily attributable to an overall reduction in redundant research and development efforts that were eliminated as part of the Merger.

Selling, General and Administrative - Selling, general and administrative expenses include salaries and benefits of sales, marketing, and administrative personnel, legal expenses and certain facility costs. Selling, general and administrative expenses for the third quarter of 2000 were $4.9 million, a 7% increase from $4.5 million in the third quarter of 1999. This increase is primarily due to increased legal fees related to current lawsuits. This increase was partially offset by an overall reduction in redundant general and administrative expenses.

Interest Income and Expense - Interest income for the third quarter of 2000 was $267,000, a 25% increase from $215,000 during the third quarter of 1999, primarily attributable to the higher average cash balance and to higher interest rates during 2000. Interest expense increased 334% from $108,000 in the third quarter of 1999 to $471,000 in the third quarter of 2000. This increase is due to a higher balance of outstanding debt in the third quarter of 2000 as compared to the third quarter of 1999. Also, in connection with the $7,000,000 term debt obtained in the first quarter of 2000, the Company issued warrants to acquire 223,253 shares of Common Stock at a weighted average exercise price of $4.70 per share as a commitment fee. The value of the warrants was recorded as debt issuance costs and additional paid in capital and is being amortized to interest expense over the term of the debt. The Company recognized $112,000 of this commitment fee as a non-cash charge to interest expense in the third quarter of 2000.

                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Revenues - Revenues for the first nine months of 2000 were $23.6 million, a 96% increase over revenues of $12.1 million in the corresponding period in 1999. The increase was primarily due to a $4.4 million increase in PREP revenue, a $3.2 million increase in AutoPap fee-per-use revenue, including the addition of AutoPap usage contracts with guaranteed minimum payments and a $3.5 million increase in revenue from AutoPap instrument sales. The increase in PREP revenue was primarily attributable to domestic sales of PREP in the first nine months of 2000, consisting of both instrument sales and the sale of test kits, following FDA approval of PREP in June 1999. The remaining increase of $0.4 million is attributable to increased revenues from the Company's other product lines, primarily Pathology Workstation products.

Gross Margin - Gross margin for the first nine months of 2000 was 51%, an increase from 41% in the corresponding period of 1999. This increase was primarily attributable to a greater portion of revenues consisting of higher margin PREP sales and international AutoPap instrument sales than the corresponding period in 1999.

Research and Development - Research and development expenses include salaries and benefits of scientific, engineering and regulatory personnel, costs related to clinical studies and submissions to the FDA, testing equipment, relevant consulting services and components for prototypes. Research and development expenses for the first nine months of 2000 were $6.7 million, a 32% reduction from $9.8 million in the corresponding period of 1999. This decrease was primarily attributable to decreased net development costs on additional AutoPap applications, and an overall reduction in redundant research and development efforts that were eliminated as part of the Merger. The first nine months of 1999 included severance related expenses of $275,000 resulting from a 33% headcount reduction that occurred in June 1999.

Selling, General and Administrative - Selling, general and administrative expenses include salaries and benefits of sales, marketing, and administrative personnel, legal expenses and certain facility costs. Selling, general and administrative expenses for the first nine months of 2000 were $15.5 million, a 12% increase from $13.9 million in the corresponding period of 1999. The change is primarily due to non-cash compensation charges of $1.8 million related to repricing of stock options and increased legal costs, partially offset by a 33% reduction of personnel and elimination of other redundant functions and expenses resulting from the Merger.

Interest Income and Expense - Interest income for the first nine months of 2000 was 679,000, a 27% decrease from $928,000 during the corresponding period of 1999, primarily attributable to the lower average cash balance during 2000. Interest expense increased 274% from $331,000 in the first nine months of 1999 to $1.2 million in the first nine months of 2000. This increase is due to a higher average balance of outstanding debt in 2000 as compared to the same period of 1999, primarily attributable to the $7 million term loan the Company secured in the first quarter of 2000. Also, in connection with this term debt, the Company issued warrants to acquire 223,253 shares of Common Stock at a weighted average exercise price of $4.70 per share as a commitment fee. The value of the warrants was recorded as debt issuance costs and additional paid in capital and is being amortized to interest expense over the term of the debt. The Company recognized $367,000 of this commitment fee as a non-cash charge to interest expense in the first nine months of 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, TriPath had $14.3 million in cash and cash equivalents, compared with $14.0 million at December 31, 1999. Historically, TriPath's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $178.1 million as of September 30, 2000. TriPath has funded its operations primarily through the private placement and public sale of equity securities, and through debt facilities and product revenues.

Cash used in operating activities was $5.4 million during the nine months ended September 30, 2000 and $21.4 million during the corresponding period of 1999. Negative operating cash flow during both periods was caused primarily by operating losses. Capital expenditures were $99,000 during the nine months ended September 30, 2000 and $452,000 during the corresponding period of 1999. TriPath has no material commitments for capital expenditures.

In February 2000, the Company closed on an agreement for a $7.0 million subordinated debt facility. The loan, which is collateralized by substantially all of the assets of the Company, accrues interest at a rate equal to the U.S. Treasury Note plus 8%. As of September 30, 2000, the entire $7.0 million was outstanding.

In February 2000, the Company obtained a $5.0 million working capital facility from a bank. This line bears interest at the bank's prime rate plus 1% and is collateralized by substantially all of the assets of the Company. At September 30, 2000, there was no outstanding balance on the line of credit.

In August 2000, the Company announced that a subsidiary of Hoffmann-La Roche ("Roche") would acquire 5.0 million shares of the Company's common stock for $8.00 per share. Additionally, Roche would simultaneously acquire, for an aggregate purchase price of $3.0 million, warrants to purchase up to an additional 5.0 million shares at strike prices ranging from $10.00 to $15.00 per share. At September 30, 2000, the transaction was pending clearance under the "Hart Scott Rodino Improvement Act" and certain other conditions. Completion of this transaction would provide the Company with an additional $43.0 million in cash.

TriPath believes that its existing cash, its existing debt and lease financing for internal use assets, its rental and IPO placements of PREP and fee-per-use placements of AutoPap, coupled with the anticipated Roche investment discussed above, will be sufficient to enable it to meet its future cash obligations at least through the next twelve months. TriPath's future liquidity and capital requirements will depend upon numerous factors, including:

o        the level of placements of PREP systems and AutoPap systems;

o        the success of the Company's recently expanded sales force;

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

CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS

This report contains forward looking statements which are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's operating results and financial condition have varied and may in the future vary significantly depending on a number of factors. The statements contained in this report which are not strictly historical information, including, without limitation, statements regarding the receipt of regulatory approvals, implementation of the Company's full-scale marketing and sales activities, management's plans and objectives for future operations, product plans and performance, management's assessment of market factors, as well as statements regarding the strategy and plans of the Company, constitute forward looking statements which involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time: the risk of loss from the lawsuits involving a competitor, the Company's early stage of development, uncertainties regarding product regulatory clearance, FDA approval of and reimbursement for the use of AutoPap with PREP, the ability to attain or maintain required compliance with regulations governing manufacturing of medical diagnostic devices, uncertainty of market acceptance of the Company's principal products, competition and technological change, history of operating losses, accumulated deficit and uncertainty of future profitability, dependence on a limited number of products, the possibility of future capital needs and the uncertainty of availability of additional financing, dependence on patents, copyrights, licenses and proprietary rights, risk of third-party claims of infringement, dependence on third-party reimbursement, international sales and operations risks, limited marketing and sales resources, risk associated with product liability claims, limited number of potential customers, limited manufacturing experience, dependence on single or limited-source suppliers, and ability to retain key personnel. Such factors, among others, are described in greater detail in Exhibit 99.1 to the Company's Annual Report on Form 10-K (File No. 0-22885) under the heading "Important Factors Regarding Forward-Looking Statements." These factors may have a material adverse effect upon the Company's business, results of operations and financial conditions. Because of these and other factors, past financial performance should not be considered an indication of future performance.

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

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

On September 13, 1999, Cytyc Corporation ("Cytyc") filed suit against TriPath in the United States District Court for the District of Delaware. The complaint alleges that the Company's CytoRich(R) proprietary preservative fluid infringes Cytyc's patent titled "Cell Preservative Solution." The complaint seeks a determination that TriPath is infringing Cytyc's patent and an injunction preliminarily and permanently enjoining and restraining TriPath from further infringing Cytyc's patent. The complaint also seeks treble damages, plus interest, in an amount to be determined, as well as costs and reasonable attorneys fees. On October 18, 1999, TriPath filed its response denying Cytyc's claims. On December 6, 1999, the Company demanded Cytyc withdraw its motion for preliminary injunction. On December 7, 1999, Cytyc complied with this request and withdrew their motion for preliminary injunction. On March 10, 2000, the Company filed a motion for summary judgement. On May 15, 2000 the Company filed a motion requesting to assert additional defenses and counterclaims including anti-competitive conduct in violation of the antitrust and unfair competition laws and the Lanham Act. On June 30, 2000, the Court denied the Company's motion to assert new defenses and counterclaims. The parties continue to proceed with discovery in this matter.

On May 12, 2000, Cytyc filed suit against TriPath in the United States District Court for the District of Massachusetts. The complaint alleges that the Company has distributed false and/or misleading information to current and potential purchasers of Cytyc's products. The complaint seeks multiple damages, in an amount to be determined, plus interest, injunctive relief, and attorneys' fees and costs. TriPath has denied Cytyc's claims and asserted counterclaims alleging that Cytyc has made false and/or misleading statements regarding both its own product and TriPath's product and has violated the antitrust laws. TriPath seeks treble and punitive damages, in an amount to be determined, plus interest, injunctive relief and attorneys' fees and costs. Fact discovery is just beginning.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K:

         (a)      Exhibits. See exhibit index on page 15.

         (b)      Reports on Form 8-K. None.

                              TRIPATH IMAGING, INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 2000



                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           TRIPATH IMAGING, INC.


DATE:  November 13, 2000                   BY: /s/ James D. Everhart
                                              --------------------------------
                                           James D. Everhart
                                           Duly Authorized Officer and
                                           Principal Financial Officer

                                  EXHIBIT INDEX


Number   Description
------   -----------

10.1* Severance Agreement between the Company and Ernest Knesel, dated May 11, 2000.

10.2* Option Repricing Agreement between the Company and Alan C. Nelson, dated June 29, 2000.

27 Financial Data Schedule (for EDGAR filing purposes only). Filed herewith.

--------------------------------------------------------------------------------

* - Denotes a contract with management