Form 10-K
period 2000-12-31
TRIPATH IMAGING INC
filed 2001-04-02
CIK 1041426

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

  (Mark One)
     [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 2000
                                             OR
     [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ____________to ____________

                        COMMISSION FILE NUMBER: 0-22885

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

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 30, 2001 was: $213,769,375.

     There were 34,203,100 shares of the registrant's Common Stock outstanding as of March 30, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement of the Registrant for the Registrant's 2001 Annual Meeting of Shareholders to be held on May 24, 2001, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year of
December 31, 2000, are incorporated by reference into Part III of this Form
10-K.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     The discussion included in this section, as well as elsewhere in the Annual Report on Form 10-K, may contain forward-looking statements based on current expectations of the Company's management. Such statements are subject to risks and uncertainties that could cause actual results to differ from those projected. See "Factors Affecting Future Operating Results" attached hereto as
Exhibit 99.1 and incorporated by reference into this Form 10-K. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

NOTE REGARDING TRADEMARKS

     AutoCyte(R), AutoCyte Quic(R), AutoPap(R), CytoRich(R), ImageTiter(R), NeoPath(R), PAPMAP(R), and PAPNET(R) are registered trademarks of, and AutoCyte PREP(TM), Slide Wizard(TM), PREPAP(TM) and TriPath Imaging(TM) are trademarks of, TriPath Imaging, Inc.

THE COMPANY

     TriPath Imaging, Inc. ("TriPath Imaging" or "the Company") develops, manufactures, and markets proprietary products for cancer cell diagnosis, cytology, and histopathology. "Cytology" concerns the study of the structure and function of cells, and "histopathology" concerns the study of microscopic changes in diseased tissues. The Company holds in excess of 100 patents that, cumulatively, form a body of intellectual property that spans the entire breadth of image analysis and display in cytology and histopathology. TriPath Imaging manufactures and sells products developed from its proprietary technologies and intellectual property. These include U.S. Food and Drug Administration ("FDA" or "Agency") approved products designed to automate the screening for cancer of the uterine cervix, including the AutoCyte PREP System ("PREP") and the AutoPap Primary Screening System ("AutoPap"). In addition, we have developed the extended Slide Wizard line of products, the modules for which include an FDA-approved method for automating measurement of antinuclear antibodies as well as research applications in histopathology, LINK, a system for the transmission and interpretation of tissue specimens via remote telecommunication, or "telepathology," and the AutoCyte Image Management and Archiving System, or AIMS, a software based storage and retrieval system for microscopic images.

     TriPath Imaging was created in September 1999 through the merger of AutoCyte, Inc. and NeoPath, Inc. and the acquisition of the technology and intellectual property of Neuromedical Systems, Inc. ("NSI"). TriPath Imaging was created to leverage the complementary nature of the products, technologies, and intellectual property developed by its predecessor companies, all of whom were early pioneers in the application of computerized image processing and analysis to detect the often subtle cellular abnormalities associated with cancer and its precursors. The three predecessor companies crafted their original business models to meet the needs defined by the limitations of the conventional Pap smear test for cancer of the uterine cervix:

     - AutoCyte was founded in November 1996 through the acquisition of the cytology and pathology automation business conducted by Roche Image Analysis Systems, Inc. ("RIAS"). AutoCyte developed "PREP," a liquid-based sample collection and slide preparation system. PREP addresses errors in cell sample collection and slide preparation, reduces the complexity of interpretation by providing a homogeneous, more representative and standardized thin-layer of stained cells and provides a liquid medium for adjunctive laboratory testing of the specimen. The product was approved by the FDA in June 1999.

     - NeoPath developed the AutoPap system to facilitate the primary interpretation of Pap smears. Using proprietary technology, the AutoPap is designed to distinguish between normal Pap smears and those that have the highest likelihood of abnormality. In May 1998, the AutoPap was approved by the FDA as the first, and only, fully automated device for primary screening of conventional Pap smear slides.

     - Both AutoCyte and NSI developed interactive computerized screening systems that relied upon the identification and display of cells demonstrating a higher probability of abnormality.

     TriPath Imaging generates PREP revenue from either the sale or rental of PREP systems and from the sale of the related test kits, comprised of proprietary reagents and other disposables. Additionally, the Company generates revenue from service contracts on PREP systems. For system sales, customers purchase the PREP instrument and make separate purchases of test kits. The Company also offers an Integrated Purchase Option ("IPO") program where the PREP instrument is placed at the customer's site, free of charge, and the customer pays a higher "per-test" price for the reagents and disposables. Under this program, the Company records revenue for the instrument sale, which is actually sold to a third-party financial institution. The financial institution is repaid with part of the proceeds of the reagents and disposables sold. For system rentals, actually called a "reagent rental," a PREP instrument is placed at a customer site, free of charge, and the customer commits to purchase an agreed upon number of test kits over the life of the agreement. Each PREP system placed typically provides a recurring revenue stream as customers process the test kits sold by the Company. For system rentals, customers pay a fixed monthly fee for the equipment and make separate purchases of test kits.

     TriPath Imaging currently generates AutoPap-related revenue from the direct sale of AutoPap systems and from placing AutoPap systems under fee-per-use contracts. In the latter cases, fee-per-use revenue commences in the month a system is initially placed in commercial use at a customer site and consists of per-slide monthly billings, fixed rental billings or certain fee-per-use contracts that require minimum payments. Domestic customers may also elect to purchase the AutoPap instrument under the IPO program. Additionally, the Company generates revenue from service contracts on AutoPap systems.

     TriPath Imaging generates revenue from either the sale, or rental, of its extended Slide Wizard(TM) line of products. Additionally, the Company generates revenue from service contracts on these products. For system sales, customers purchase the products through distributors in countries where such relationships exist. Where distributor arrangements do not exist, the Company sells these products directly to the customer.

     TriPath Imaging markets its products to domestic and foreign clinical laboratories through direct sales activities in the United States, and primarily through distributors in international markets. In the fourth quarter of 2000, the Company significantly expanded its marketing and sales activities to accelerate the commercialization of its core business in several ways. Additional laboratory sales representatives were hired to increase contact potential for the laboratory customer marketplace. Through an alliance with Nelson Professional Sales ("NPS"), the Company engaged the physician market directly for the first time by adding physician-directed representatives, on a contract basis, to augment TriPath Imaging's direct sales efforts. To further educate and reinforce the benefits of TriPath Imaging products, a long-term partnership with a third-party physician/peer selling organization was initiated and will carry through into 2002.

     TriPath Imaging believes that its proprietary technology and intellectual property will provide a unique platform for an array of applications in cell pathology. The Company believes that combining the AutoPap and PREP will create a unique and integrated system that is currently not otherwise available from any other single vendor. On September 30, 1999, the Company submitted a supplement to the FDA for the screening of PREP slides using the AutoPap. In December 2000, the Company submitted new clinical data to the FDA to support its applications to expand the claims for the AutoPap and PREP to include the screening of PREP thin-layer preparations on the AutoPap and to automate the initial steps in the PREP laboratory slide preparation process through the introduction of the PREPMATE accessory. PREPMATE is an automated front-end processor that reduces the number of manual preparation steps required for the PREP system. As a result of ongoing discussions with the FDA regarding the Company's submissions, the Company believes that it will have various options in connection with the pending premarket approval application supplement regarding use of the AutoPap system to screen PREP thin-layer slides. Among these are to accept limitations in the Company's proposed product labeling or to collect additional data to support the current labeling proposal. The Company is evaluating its options and considering the best course of action. The FDA approval process is discussed further below under "Clinical Trials and Regulatory Status--Supplement to AutoPap Primary Screening PMA." If FDA approval is obtained, the Company will seek to achieve broad market acceptance for the system integrating PREP and AutoPap for cervical cancer screening. There can be no assurance, however, when, if ever, such approval will be obtained. The Company believes that, in the long run, its proprietary technology and intellectual property will provide a unique platform for an array of applications in cell pathology.

PROPRIETARY TECHNOLOGY AND INTELLECTUAL PROPERTY

     Previously, the complex biologic structural, or morphologic, changes that reflect disease were considered too subtle for identification and interpretation by computer or other automated apparatus. The conventional wisdom was that cell and tissue diagnosis is an intrinsically qualitative process that requires subjective visual judgment. However, as the science of image processing and analysis has matured, it has become increasingly accepted that these "subjective" signals can be redefined in terms of mathematical algorithms. These algorithms, in turn, provide the basis for computerization and an automated solution.

     The merger of AutoCyte and NeoPath and the acquisition of the intellectual property and technology of NSI resulted in the development of a significant body of intellectual property. The portfolio was further enhanced by TriPath Imaging's acquisition of the intellectual property associated with Cell Analysis Systems (CAS) from Becton Dickinson and Company in September 1999. TriPath Imaging's current portfolio of 104 issued or allowed United States patents comprehends each step in the image analysis process as applied to cytopathology and histopathology, including:

     - Image collection;

     - Image segmentation;

     - Object feature extraction and measurement;

     - Object classification;

     - Slide classification;

     - High speed data processing and computational hardware; and

     - Dynamic system quality assurance and reliability assessment.

     TriPath Imaging believes that its intellectual property provides a strong foundation for the development and defense of imaging products. The Company also believes that recent advances in genomics, biology, and informatics are providing new opportunities to leverage TriPath Imaging's proprietary technology.

     To date, TriPath Imaging has leveraged its technology assets through the development of an integrated solution for cervical cancer screening and other products for the histopathology laboratory.

OVERVIEW OF THE CERVICAL CANCER SCREENING MARKET

  Cervical Cancer

     Cancer of the uterine cervix, or cervical cancer, is the second most common form of cancer among women worldwide, with approximately 500,000 new cases reported each year. In the United States alone, it is projected that doctors will diagnose approximately 13,000 new cases of invasive cervical cancer and that approximately 4,500 women will die of cervical cancer in 2001.

     Almost all deaths due to cervical cancer can be prevented through early-stage detection and treatment. Cervical cancer is preceded by curable pre-cancerous lesions that progress without symptoms over a period of years until they become invasive, penetrating the cervical epithelium (cellular covering) and entering the bloodstream or lymph system. Treatment of early-stage noninvasive cervical cancer may be accomplished through various low-risk and low-cost procedures designed to remove the abnormal cells. Once the cancer reaches the invasive stage, however, the patient's chances for recovery are diminished, and more radical treatment, such as a hysterectomy and chemotherapy or radiation therapy, is typically required. These procedures are costly and may expose the patient to substantial physical morbidity and psychological stress.

     Because treatment of cervical cancer at an early stage is almost always successful, early detection is critical to medical management of the disease. Thus, regular cervical screening examinations are recommended in the United States and many foreign countries. The conventional Pap smear is currently the most widely used screening test for cervical cancer. It is estimated that clinical laboratories in the United States perform over 55 million conventional Pap smears annually. The Company believes that annual test volume outside of the United States is in excess of 80 million. Of the 55 million annual Pap smear tests performed in the United States, industry sources estimate that about 2.5 million, or 5%, are diagnosed with pre-cancerous conditions or cancer.

     In the United States, although widespread and regular use of the conventional Pap smear has contributed to a greater than 70% decrease in mortality, the mortality rate from the disease has remained fairly constant since 1970. The Company believes that there are practical limitations to the conventional Pap smear test which contribute to an estimated $5.0 billion of annual costs associated with the treatment of advanced precancerous and cancerous cervical disease. Additional costs are also incurred by third-party payors due to repeat testing, and by clinical laboratories due to litigation associated with inaccurate diagnoses.

  The Conventional Pap Smear Test Process

     The conventional Pap smear test was developed by Dr. George N. Papanicolaou in the 1940's. The Pap smear serves as a screening procedure for the early detection of precancerous and cancerous conditions of the uterine cervix by identifying abnormalities that may progress to cervical cancer.

     The conventional Pap smear process involves the science of cytology, which includes the microscopic evaluation and interpretation of pre-cancerous, malignant and morphological changes in cells. The process begins with the collection of cervical cells during a gynecologic examination. To obtain a Pap smear, a clinician uses a sampling device to scrape the surface of a woman's uterine cervix to collect a sample of cervical cells. This sample is manually smeared onto a microscope slide and the sampling device is discarded. The sample is then sprayed with a fixative agent within a few seconds to prevent damage to the cell specimen from air drying, creating what is known as a conventional Pap smear.

     After the Pap smear slide is made, the sample and patient information are sent to a clinical laboratory for further processing, screening and diagnosis. At the clinical laboratory, a technician stains the Pap smear sample to highlight important cellular features and then seals it with a protective cover slip. The slide containing the Pap smear sample is then given to a cytotechnologist, a trained analyst responsible for reviewing samples at a laboratory. Review of the Pap smear generally takes about five to ten minutes for each Pap smear slide, which also includes completing related paper work.

     The cytotechnologist reviews the Pap smear slide with a microscope to determine whether the sample is adequate for evaluation and to assess the presence of abnormal cells. In determining slide adequacy, cytotechnologists classify each slide into one of three categories: (i) satisfactory for evaluation, (ii) satisfactory but limited by certain characteristics ("SBLB") or
(iii) unsatisfactory for evaluation. The percentage of unsatisfactory and SBLB slides varies widely among laboratories. In the United States, approximately 1% to 2% of all conventional Pap smear slides are classified as unsatisfactory and as many as 20% to 30% are classified as SBLB. Frequent reasons for unsatisfactory or SBLB classifications include excess blood or mucus or the presence of inflammatory cells, all of which obscure the diagnostic cells of interest, or results in too few cells per slide.

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

                                       APPROXIMATE                    PRECANCEROUS/       CLINICAL
BETHESDA SYSTEM CLASSIFICATION          INCIDENCE    INTERPRETATION     CANCEROUS          ACTION
- ------------------------------         -----------   --------------   -------------   -----------------
Negative                                    92%       Normal          Not Cancerous   Continued Regular
                                                                                      Testing
Atypical Squamous Cells of                   5%       Equivocal       Undetermined    Repeat Testing/
  Undetermined Significance/Atypical                                                  Colposcopy/Biopsy
  Glandular Cells of Undetermined
  Significance ("ASCUS/AGUS")
Low-grade Squamous                           2%       Abnormal        Precancerous    Colposcopy/Biopsy
  Intraepithelial Lesion ("LSIL")
High-grade Squamous                         G1%       Abnormal        Precancerous    Colposcopy/Biopsy
  Intraepithelial Lesion ("HSIL")
Carcinoma                                   G1%       Abnormal        Cancerous       Colposcopy/Biopsy

     Any slide classified as other than normal under the Bethesda System is considered abnormal and may be pre-cancerous or cancerous. Abnormalities may indicate various conditions ranging from atypical squamous cells of undetermined significance ("ASCUS") and atypical glandular cells of undetermined significance ("AGUS"), both commonly referred to as "atypia," and low-grade squamous intraepithelial lesions ("LSIL") to high-grade squamous intraepithelial lesions ("HSIL") and cancer.

     ASCUS/AGUS slides contain abnormal cells that cannot be fully explained on the basis of inflammatory or reactive processes, yet lack certain criteria for a specific abnormal diagnosis. ASCUS/AGUS slides are generally not considered precancerous. LSIL slides represent the lowest-grade precancerous state, with cells characterized as exhibiting mild to moderate dysplasia or evidencing signs of Human Papilloma Virus ("HPV"). Dysplasia is a condition characterized by abnormally differentiated cells that could either progress to a precancerous state or regress to a normal state. HSIL slides contain precancerous cells characterized as exhibiting more serious dysplasia. All ASCUS/AGUS and abnormal slides are referred to a pathologist for further review and final diagnosis. Typically, about 90% to 95% of all Pap smears are classified as normal. In the remaining cases where the cytotechnologist detects a suspicious condition, a senior cytotechnologist then reviews the slide. Ultimately, slides confirmed to have signs of precancerous conditions or cancer are referred to a cytopathologist who carefully reviews the Pap smear and makes a final diagnosis.

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

     Pap smears have a highly variable false-negative rate, which is the percentage of abnormal smears that are misclassified as normal. False-negative rates of the conventional Pap smear vary widely among laboratories, ranging from 5% to 55%, depending on such factors as the skill and experience of the practitioner who collects the sample and prepares the slide, and the level of training of the cytotechnologist and pathologist who review the slide. Studies suggest that approximately 60% of all false negative diagnoses are the result of inadequacies in sample collection and slide preparation; approximately 40% are attributable to detection and interpretation errors.

     A study published in the American Journal of Clinical Pathology reported that, with a conventional Pap smear, as much as 80% of the sample taken from a patient may not be transferred to the slide and remains on the discarded collection device. In addition to the problem of cell transfer, the conventional Pap smear slide preparation process produces inconsistent and non-uniform slides with extreme variability in quality, often making examination difficult. Furthermore, the batch staining done by the laboratory technicians may result in cross-contamination among slide samples. TriPath Imaging estimates that annual costs to the United States health care system of repeat testing due to unsatisfactory slides and slides that are SBLB are $50 million and $750 million, respectively.

     When using the conventional Pap smear process, a physician cannot perform additional testing using the original patient sample. If additional testing is required, the patient must return to the physician's office to provide a second sample. TriPath Imaging believes that the ability to access the remaining cellular material from the original patient sample would allow more cost effective patient management for inconclusive Pap smear tests.

     Physical and mental stress escalates with the number of Pap smear slides that a cytotechnologist examines, which increases the risk of false-negatives. For this reason, federal regulations promulgated under the Clinical Laboratory Improvement Amendments of 1988 ("CLIA") require cytology laboratories to:

     - re-screen 10% of the slides that are initially classified as negative;

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

THE TRIPATH IMAGING SOLUTION

     TriPath Imaging develops sample preparation and screening systems for cervical cancer intended to address the limitations inherent in the conventional Pap smear process and the lack of automation in large clinical labs. PREP is a proprietary, automated, liquid-based cytology sample collection and slide preparation system that produces slides with a standardized thin layer of stained cervical cells. AutoPap utilizes proprietary technology to distinguish between normal conventional Pap smears and those that have the highest likelihood of abnormality. The Company has applied for FDA approval for AutoPap screening of PREP slides thereby further enhancing its application to include both conventional and liquid-based Pap smears. The Company continues to conduct clinical trials in support of the integration of the AutoPap system with PREP slides. There can be no assurance, however, that such FDA approval will be obtained or the timing of any such approval. The Company's extended Slide Wizard product line (formerly known as Pathology Workstation), further integrates TriPath Imaging's product offerings. The Slide Wizard product line delivers image management, data handling, and prognostic tools for cell diagnosis, cytopathology and histopathology.

PRODUCTS

  The AutoCyte PREP System

     The Company's PREP system consists of a proprietary preservative fluid and reagents, plastic disposables and automated equipment for preparing a thin-layer of cervical cells on a microscope slide. The PREP slide process begins with the clinician collecting a patient's cervical sample using a conventional collection device, in this case a cervical brush with a breakaway head. The clinician then immediately places, and leaves, the collection device in a vial containing the Company's proprietary CytoRich preservative fluid, thereby retaining all of the cells from the collection device. The sample is then thoroughly mixed, resulting in a randomized cell suspension, which is then removed from the vial and layered onto a proprietary liquid density reagent in a plastic centrifuge tube using the Company's patented disaggregation syringe device. Batch centrifugation is then conducted on the cell suspension to remove excess blood, inflammatory cells and other debris from the sample.

     Once centrifugation is completed, the lab technician places the tube containing the separated diagnostic cells onto an automated pipetting system. This pipetting system then distributes the cervical cells in a thin-layer on the microscope slide and discretely stains the slide for subsequent analysis. A PREP slide typically contains approximately 50,000 to 160,000 diagnostic cells that are distributed uniformly over a 13-mm diameter circle. PREP is currently capable of preparing and discretely staining approximately 48 thin-layer slides in approximately one hour.

     TriPath Imaging has also developed an automated accessory to the PREP system called PREPMATE that reduces the number of manual preparation steps required on the PREP system. PREPMATE is intended to reduce the time required to prepare samples for processing on the PREP instrument. Data supporting the PREPMATE automated accessory were submitted to the FDA in November 2000. The FDA has not yet approved PREPMATE for use in the U.S., and there can be no assurance that the PREPMATE will be approved by the FDA in a timely manner, or at all.

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

     - Improved Sample Quality. By eliminating variations in preparation techniques and the fixative spraying step from the sample collection process, PREP virtually eliminates air-drying, generates a more complete fixation and provides a more standardized preparation process in a controlled, laboratory environment. The more uniform cell sample distribution also reduces cell clumping and obscuring from debris. The Company believes that PREP's thin-layer slides provide cytotechnologists with samples that are clearer, more representative and easier to diagnose than conventional Pap smear slides.

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

     - Automated and Discrete Staining Function. PREP includes a discrete, or individual, slide staining function performed by a computer-controlled robotic pipetting station. Unlike conventional Pap smear slides that are often manually stained in a batch process using common reservoirs of staining reagents, PREP staining reagents are directly applied to individual slides. As a result, staining reagents are not shared among slides. The Company believes this should reduce the risk of cross-contamination among cell samples which can lead to inaccurate diagnoses.

     - Multiple Testing Capability. Because the Company's proprietary CytoRich preservative system enables the patient sample to be preserved for several months, it permits, if necessary, preparation of several slides from a single sample. The Company believes that the ability to perform additional slide-based tests using a single sample, together with the improved quality of the slide itself, will reduce re-testing expenses typically associated with inconclusive Pap smear tests. The residual patient sample may also be used for other diagnostic protocols such as HPV testing, infectious disease testing and application of specific tumor markers. Such testing of the residual sample is under investigation and will require FDA approval when, and if, determined to be viable.

  PREP Advantages vs. Other Thin-Layer Sample Preparation Systems

     The Company believes that PREP offers the following advantages over other thin-layer devices:

     - Improved Sample Quality. The PREP sample is processed through a series of proprietary liquid-based reagents and centrifuge separation techniques designed to "enrich" the sample with a high concentration of diagnostic cells. The only other currently FDA-approved thin-layer device relies on membrane filtration. The Company believes that its cell enrichment process more effectively controls the incidence of infectious agents, mucus, inflammatory cells and other debris that may reduce the performance of membrane filtration systems. The Company believes that, in populations with high rates of gynecological infection, PREP's cell enrichment process will result in a more representative slide sample that should ultimately lead to a reduction in uncertain or incorrect diagnoses.

     - Higher Throughput. PREP has the capacity to produce approximately 48 thin-layer slide preparations in approximately one hour, using a hands-off robotic system. The Company believes the throughput capability of the PREP to be the highest of any thin-layer product on the market today.

     - Improved Cytotechnologist Productivity. The cell circle on a PREP slide is smaller than the cell circle on other available thin-layer devices, yet the number of diagnostic cells is approximately equal. The Company believes that the smaller cell circle, coupled with a lower incidence of infectious agents, mucus, inflammatory cells and other debris, should result in faster, more efficient screening by cytology professionals.

     - Familiarity with Sample Preparation Approach. The PREP centrifugation and robotic liquid handling techniques are similar to procedures already in use in clinical laboratories.

     - Automated and Discrete Staining Function. Unlike other thin-layer devices that rely on batch staining using common reservoirs of staining reagents, PREP staining reagents are applied directly to individual slides. Discrete staining offers several benefits, including reduced risk of cross-contamination among cell samples, less degradation of the staining solution, less staining time and lower costs.

  AutoPap Primary Screening System

     The FDA approved the AutoPap system in May 1998. The AutoPap uses visual intelligence algorithms to improve accuracy in the primary screening of conventional Pap smear slides. As approved by the FDA, the AutoPap identifies up to 25% of slides as "within normal limits" and requiring no further review (sometimes referred to as "sort rate" or "no further review rate"). Cytotechnologists then manually screen the remaining slides with the assistance of the AutoPap ranked review report. This ranked review report shows the relative scores of the processed slides. At least 15% of the highest-ranking slides that are classified normal by manual review then undergo quality control rescreening. Outside the United States, the Company believes that AutoPap will be used to identify up to 50% of slides "within normal limits."

     AutoPap works with a range of staining procedures used on conventionally prepared Pap smear slides. AutoPap analyzes a Pap smear in about the same time as a cytotechnologist. It holds 288 Pap smear slides at a time, is easy to load and unload, and can operate continuously, with minimal intervention, for up to 24 hours per day. TriPath Imaging provides each clinical laboratory with on-site training, system documentation, a comprehensive quality assurance program, and ongoing customer and technical support.

     On September 30, 1999, the Company submitted additional clinical study data to supplement its existing premarket approval application, or "PMA," for the AutoPap system to obtain approval from the FDA to use AutoPap to screen slides prepared using PREP. Additional data was submitted to the FDA in December 2000 to address questions from the FDA. As a result of ongoing discussions with the FDA regarding the Company's submissions, the Company believes that it will have various options in connection with the pending PMA supplement regarding use of the AutoPap system to screen PREP thin-layer slides. Among these are to accept limitations in the Company's proposed product labeling or to collect additional data to support the current labeling proposal. The Company is evaluating its options and considering the best course of action. The FDA approval process is discussed further below under "Clinical Trials and Regulatory Status--Supplement to AutoPap Primary Screening PMA."

  AutoPap Advantages Over Conventional Pap Smear Screening

     TriPath Imaging believes that clinical analysis of Pap smears is the largest remaining, non-automated clinical laboratory procedure. Clinical laboratories rely on the manual screening of Pap smear slides as performed by cytotechnologists.

     The AutoPap is the only instrument approved by the FDA to process Pap smears without human review. In addition, in recent years the medical community has increasingly focused on improving the quality of women's healthcare. TriPath Imaging believes that AutoPap will allow laboratories to better detect pre-cancerous cervical conditions and cervical cancer, thereby improving the standard of care for their female patients. Earlier detection and treatment should lower risks of morbidity and mortality.

     Clinical studies have shown that the AutoPap-assisted practice identifies significantly more abnormal slides as compared to current practice. The Company believes that this difference is statistically significant in favor of the AutoPap-assisted practice. In addition, the Company believes that the AutoPap-assisted practice is better able to correctly identify normal slides as compared to current practice.

     Laboratories face significant liability related to accurately identifying abnormal Pap smears. TriPath Imaging believes that laboratories using of AutoPap will substantially improve their quality of practice, and have the potential to reduce exposure to liability resulting from false negative results.

     Laboratories are seeing a significant decrease in qualified, available cytotechnologists for screening Pap smears. By reducing the number of Pap smears requiring cytotechnologist review, the AutoPap alleviates a significant part of this capacity issue while increasing overall lab accuracy. Similarly, a laboratory may utilize the AutoPap to increase its Pap screening volume while maintaining its current work force level.

  The AutoPap GS

     In the fourth quarter of 2000, TriPath Imaging launched the AutoPap GS for use outside the United States. In the U.S., clinical trials will begin in the second quarter of 2001. Upon completion of these studies, the Company will submit a PMA supplement to the FDA seeking domestic approval of AutoPap GS. The AutoPap GS incorporates the Company's Slide Wizard technology and consists of an AutoPap instrument networked to one, or several, routine microscope(s) equipped with computer-controlled automated stages for fast relocation of "fields of interest" on cervical slides which have been previously processed by the AutoPap. The AutoPap is modified to determine whether a slide is "within normal limits" and can be archived or alternatively has to be reviewed. Further, during its review process, the AutoPap GS stores a pre-set number of the "fields" with the highest probability of containing some abnormality. Instead of sending the "review" slides to the more time-consuming manual relocation process, the slides can be quickly assessed by automatically relocating the stored fields under the networked routine microscopes for manual review. If abnormal findings can be confirmed by the human observer, then the slides undergo full manual review. Otherwise, the slides are archived.

     The Company believes the established quality of the AutoPap algorithms, coupled with the highly focused nature of location-guided screening, allow a laboratory to improve quality, increase capacity by up to 200% and alleviate backlogs and/or labor shortages.

  AutoCyte SCREEN System

     AutoCyte SCREEN, known as SCREEN, is an automated image analysis technology which combines proprietary imaging technology and classification software with off-the-shelf computer hardware to screen thin-layer slides prepared using the PREP system. The Company filed a PMA with the FDA in July 1998 seeking approval for its SCREEN technology. Since the merger of NeoPath and AutoCyte in September 1999, the Company has adopted the AutoPap system as the platform for its cervical cytology business. While TriPath Imaging retains the proprietary technology for SCREEN as a component of its core imaging technology, the Company has elected not to pursue approval for the AutoCyte SCREEN System as submitted to the FDA in 1998. TriPath Imaging will continue to leverage this technology in future product applications, however.

  Extended Slide Wizard

     TriPath Imaging's long-term product strategy encompasses an initiative into the broader clinical laboratory automation market. The extended Slide Wizard product line consists of PC-based applications focused on the quantification of the nuclear DNA content of cells, the quantification of the amount of specific molecules in cells or tissue sections (immunohistochemistry and immunocytochemistry assays), the management and archiving of images and patient information, the exchange of data via telepathology and the creation of comprehensive reports combining color images and patient data. Applications currently available from the Company include:

     - Telepathology system -- LINK;

     - Image management & archiving system -- AIMS;

     - DNA quantification -- QUIC DNA;

     - Immunohistochemistry/Immunocytochemistry quantification -- QUIC IMMUNO;

     - Antinuclear antibody quantification -- ImageTiter;

     - Electronic dotting and labeling system -- Slide Wizard.

     The Company markets its extended Slide Wizard products primarily through distributors. The base system of this product line, the Slide Wizard, is also a component of the AutoPap GS system which is currently sold outside the United States only. See "Marketing and Sales." The Company's strategy includes the development of additional applications or modules in the field of tissue diagnosis and prognosis to run on the proprietary extended Slide Wizard platform which support and integrate a systematic approach to diagnostic cytology and pathology.

  Other Applications for TriPath Imaging's Imaging Technology

     TriPath Imaging believes that its automated visual intelligence technology can be used for other diagnostic tests that involve microscopic analysis of biological specimens on glass slides, such as sputum, blood, urine, or other samples. In addition, TriPath Imaging has identified several other potential uses for its technology, including automated analysis of breast, prostate, ovary, colon and skin tissue. To develop its systems for other applications, TriPath Imaging will need to adapt software algorithms to analyze each of these other tissue specimens.

     Further, the Company will continue to seek alternative applications for its other imaging technologies through internal research and development as well as potential strategic partnerships with other companies.

CLINICAL TRIALS AND REGULATORY STATUS

  Supplement to AutoPap Primary Screening PMA

     In September 1999, the Company submitted a supplement to its existing PMA for the AutoPap system to pursue FDA approval to process PREP thin-layer slides on the AutoPap. In December 2000, TriPath Imaging submitted an amendment to the original supplement that addressed questions raised by the FDA on the Company's original application. As a result of ongoing discussions with the FDA regarding the Company's submissions, the Company believes that it will have various options in connection with the pending PMA supplement regarding use of the AutoPap system to screen PREP thin-layer slides. Among these are to accept limitations in the Company's proposed product labeling or to collect additional data to support the current labeling proposal. The Company is evaluating its options and considering the best course of action. In connection with its submissions, the Company has voluntarily brought to the FDA's attention several assertions recently made by a former Company employee questioning the use of the AutoPap system to screen thin-layer preparations. The Company has conducted an internal investigation and has determined that these assertions appear to be without merit. The FDA has advised the Company that it will conduct an inspection to investigate these assertions prior to completing Agency review of the Company's PMA supplement. The Company cannot determine at this time when the FDA proceedings will conclude or what conclusions the FDA will reach.

  FDA Warning Letter

     In April 2000, the Company received a warning letter from the FDA, Office of Compliance, alleging that the Company had improperly distributed certain promotional materials related to the PREP system. The Agency did not state that it had any concerns with the safety and effectiveness or performance of the PREP system. The Company worked interactively with the Agency to address and resolve their concerns. In August

2000, the Company received confirmation from the FDA that it had satisfactorily resolved the issues raised in the April 2000 warning letter.

  TriPath Imaging's Facilities

     The Company's manufacturing process is subject to extensive regulation by the FDA, including the FDA's Quality System Regulation ("QSR," also known as Good Manufacturing Practice, or "GMP") requirements. In April 1999, the Company's Redmond, Washington manufacturing facility underwent a routine inspection by the FDA for compliance with QSR requirements. The Company was notified in May 1999, in writing, that the facility was in substantial compliance with the applicable requirements of the Federal Food, Drug, and Cosmetic Act and implementing regulations. In July 2000, the Company's Burlington, North Carolina manufacturing facility underwent a similar inspection and the FDA notified the Company in September 2000, in writing, that the facility was in substantial compliance with the applicable requirements of the Federal Food, Drug, and Cosmetic Act and implementing regulations.

  Extended Slide Wizard Product Line (formerly Pathology Workstation)

     In November 1995, the Company received FDA clearance of a premarket notification ("510(k)") covering ImageTiter, an application for the extended Slide Wizard product line which TriPath Imaging is currently selling through distributors. Some of the Company's products under this line, QUIC DNA and QUIC IMMUNO, are presently offered "For Research Only" in the U.S. The Company may elect to pursue regulatory clearance to market in the United States additional Slide Wizard applications currently under development or those developed in the future.

MARKETING AND SALES

     Automated slide preparation and screening products were introduced into the cervical cancer screening market in the mid-1990's. The Company expects to benefit from the increased awareness and acceptance of these new technologies. The Company began limited international commercial sales of its PREP system in 1993, and in 1999 commenced commercialization in the United States, following FDA approval. The Company began placements of AutoPap QC systems, a predecessor to the current AutoPap, in 1995 and of AutoPap system in 1998. AutoPap is the only fully automated Pap smear screening device to receive regulatory clearance for marketing in the United States.

     The principal market for gynecological applications of PREP and AutoPap are clinical laboratories worldwide. Clinical laboratories are the focal point for a variety of constituents related to the Pap smear process including the patient, the physician, and third party payors. In an effort to facilitate the adoption of the Company's products, TriPath Imaging has implemented the necessary sales professionals to educate and promote the Company's products to each of these distinct groups. Furthermore, the Company has contractual partnerships with organizations associated with physician education and payor/reimbursement support. Management sees these partnerships as a necessary extension of the Company given its position of potential growth and new technologies.

     TriPath Imaging generates PREP revenue from either the sale, or rental, of PREP systems and from the sale of the related test kits, comprised of proprietary reagents and other disposables. Additionally, the Company generates revenue from service contracts on PREP systems. For system sales, customers purchase the PREP instrument and make separate purchases of test kits.

     Additionally, domestic customers may elect to purchase the PREP instruments under the IPO program where the PREP instrument is placed at the customer's site, free of charge, and the customer pays a higher "per-test" price for the reagents and disposables. Under the IPO program, the Company records revenue for the instrument sale, which is actually sold to a third-party financial institution. The Company has entered into an agreement with a financial institution to support the placement of PREP IPO systems. The financial institution is repaid with part of the proceeds of the reagents and disposables sold.

     For system rentals, actually called a "reagent rental," a PREP instrument is placed at a customer site, free of charge, and the customer commits to purchase an agreed upon number of test kits over the life of the agreement. Each PREP system placed typically provides a recurring revenue stream as customers process the test kits sold by the Company.

     TriPath Imaging currently generates AutoPap-related revenue from the direct sale of AutoPap systems and from placing AutoPap systems under fee-per-use contracts. In the latter cases, fee-per-use revenue commences in the month a system is initially placed in commercial use at a customer site and consists of per-slide monthly billings, fixed rental billings or certain fee-per-use contracts that require minimum payments for the duration of the agreement, normally three-to-five years. Additionally, domestic customers may elect to purchase the AutoPap instrument under the IPO program. Recently, the Company has also converted fee-per-use contracts to direct sale arrangements. Under the direct sale option, recurring revenue comes from annual service contracts that may be sold to the customer. As product development efforts improve the performance of the AutoPap System, TriPath Imaging intends, subject to obtaining applicable regulatory approvals, to offer upgraded products to its customers. The first such development, the AutoPap GS System, was introduced in October 2000 outside of the US. The Company has begun preclinical feasibility studies in the U.S. and plans to begin U.S. clinical trials in the second quarter of 2001. As these, and other, product enhancements come to market, TriPath Imaging anticipates that upgrades will increase its fee-per-use and sale pricing.

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

  Marketing Strategy

     TriPath Imaging markets its products to domestic and foreign clinical laboratories through direct sales activities in the United States and primarily through distributors in international markets. The Company significantly expanded its marketing and sales activities to accelerate the commercialization of its core business in several ways. Additional laboratory sales representatives were hired to increase contact potential for the laboratory customer marketplace. Through an alliance with NPS, the Company engaged the physician market directly for the first time by adding physician directed representatives, on a contract basis, to augment TriPath Imaging's direct sales efforts. An additional element of the Company's marketing strategy is to achieve broad market acceptance for the system integrating PREP and AutoPap for cervical cancer screening if FDA approval is achieved. There can be no assurance when, if ever, such approval will be received. In implementing this strategy, the Company will address the needs of the constituencies described below.

     Clinician/OB-GYN. The clinician requires a simple collection technique which results in an accurate and adequate sample from the patient. TriPath Imaging believes that PREP's patented cell enrichment process and single collection device facilitate high quality results using a simple collection technique.

     Large clinical laboratories. Conventional Pap smear testing has become a concentrated market in the United States. The Company believes that approximately 50% of cervical cancer test volume is concentrated among a relatively small number of large laboratories. The Company estimates that two major clinical laboratories, Quest Diagnostics, Inc. ("Quest") and Laboratory Corporation of America Holdings ("LabCorp"), account for almost 18 million conventional Pap smears annually. In January 2000, Quest announced an exclusive supplier agreement for thin-layer preparations with a competitor of the Company (see "Competition"). TriPath Imaging believes the following factors will enable the Company to market PREP and AutoPap successfully to this concentrated market segment:

     - PREP's high throughput and cost-effectiveness;

     - AutoPap's ability to identify more abnormal slides than conventional methods; and

     - AutoPap's ability to show improved specificity over current practice, coupled with the Company's recently expanded resources dedicated to marketing and selling activities.

     Moreover, the pressures associated with rising health care costs, rising litigation costs, and the limited supply of qualified cytotechnologists should further facilitate adoption of PREP and AutoPap by the large laboratory market.

     Medium and small clinical laboratories. The Company also intends to continue to devote a substantial portion of its marketing and sales resources to targeting medium-sized and small clinical laboratories. Hospital consolidation, and particularly the consolidation of laboratories of larger hospitals, is creating a new medium-sized customer for the Company's products. The Company expects that the medium-sized and small clinical laboratory segment of the market generally will utilize the Company's IPO, or equipment rental program.

     Third-party payors. While the Company has made great strides in gaining market acceptance of its products by third party payors, by devoting additional resources in the area of reimbursement, the Company will continue to promote the clinical and economic benefits of its PREP and AutoPap systems to nationally managed care providers, major private insurers and other third-party payors. The Company has demonstrated that the overall cost savings to the health care system, resulting from earlier detection of cervical cancer, reduced ASCUS diagnoses and the resulting reduction of unnecessary biopsies and colposcopies, and improved specimen adequacy and resulting reduction of unnecessary repeat Pap smears, more than offset the cost of the Company's products. See also "Third-Party Reimbursement" below.

  Marketing and Sales Organization

     The Company currently employs in excess of 40 full-time personnel worldwide, and engages another 28 people through its arrangement with NPS, to market, sell and provide after-sale support of its products. The Company expects to increase its worldwide base of sales and marketing employees to over 100 full-time personnel by the end of 2001.

     In the United States, the Company has expanded its efforts to market its cervical cancer screening products through a direct sales force. This direct sales organization is focused on both the physician, primarily OB-GYN and primary care physicians, and the laboratory markets to achieve market penetration and availability of the Company's products. Further, TriPath Imaging's marketing organization will expand the Company's presence in the marketplace through activities including advertising and promotion, Company-sponsored seminars and trade shows, and peer selling activities. The Company will also continue to expand its reimbursement specialists with an emphasis on managed care organizations and other third-party payors to achieve maximum reimbursement levels and to further stimulate demand for its products. TriPath Imaging will seek co-marketing agreements with sales organizations of major reference laboratories to market its products directly to health care providers.

     In international markets, the Company markets and sells its products primarily through a distribution network. To support these efforts, the Company employs five full-time personnel, consisting of sales professionals, product managers and after-sales support personnel located in Europe. The Company anticipates that these distributor organizations will ultimately assume responsibility for all sales and after sales support activities as well as a portion of the Company's marketing activities. Both large distribution organizations with products focused on the clinical diagnostic market, and smaller distribution organizations with products focused specifically on the anatomic pathology market have been employed to distribute TriPath Imaging products worldwide.

     After-sale support services, including customer training, product installation, telephone technical support and repair service is offered directly to customers in the United States. Personnel providing these services are located both at the Company's headquarters and in select major metropolitan areas. Internationally, the Company provides these services through Company employees and distributor organizations.

MANUFACTURING

  AutoPap

     Final assembly, integration and testing of the electronic, mechanical and optical components and modules of AutoPap take place in the Company's Redmond, Washington facility. TriPath Imaging's manufacturing operations have produced sufficient AutoPap systems to meet customer demand since it began commercial operations in 1996. The Company believes it has sufficient capacity to meet anticipated customer needs for its AutoPap product.

     TriPath Imaging purchases all components for the AutoPap system from outside vendors. Several components of the AutoPap are supplied by sole-source vendors. If any of these sole-source suppliers are unable or choose not to do business with the Company, TriPath Imaging would need to modify any components provided by additional or replacement suppliers for use in AutoPap. The Company would be unable to quickly establish additional or replacement sources of supply for several AutoPap components. In addition, TriPath Imaging may need to obtain regulatory approval to substitute certain components. There can be no assurance that the Company would be able to obtain the necessary approvals. If one of its vendors becomes unable to supply acceptable components in a timely manner and in the quantity required, TriPath Imaging may need to delay or halt its manufacturing process. Any delay or cessation of manufacturing could adversely affect its business.

     In its manufacturing process, TriPath Imaging must meet and adhere to all applicable requirements of U.S. and foreign regulatory agencies, including Quality Systems Regulations issued by the FDA. As part of the FDA regulatory process, TriPath Imaging faces periodic FDA inspections and other periodic inspections by U.S. and foreign regulatory agencies. See "Governmental Regulation."

  PREP

     The Company currently assembles, tests and packages components of PREP at its manufacturing facility in Burlington, North Carolina. The Company also manufactures its CytoRich line of reagents and stains for PREP at the Burlington facility. The Company believes that its existing manufacturing and assembly processes are adequate to meet the near-term, full-scale production requirements of its PREP system for cervical cancer screening.

     The Company purchases certain of the PREP instrument components from a single supplier in Europe. The consumable items used with PREP are purchased from a variety of third-party vendors, some of which are sole-source suppliers. In 1998, the Company agreed to a new multi-year exclusive contract with the supplier of manufactured plastic components that are incorporated into its products. The contract began in June 1998 and will terminate in June 2002. Pricing is fixed, but is subject to adjustment based upon changes in raw material costs. The Company's obligation to use this supplier exclusively for the components is contingent upon this supplier supplying the Company at prices competitive with those offered by third parties on similar terms, and upon this supplier meeting the Company's quality and production requirements. The Company believes that the supplier has sufficient capacity to meet its present and future requirements for plastic components.

  Extended Slide Wizard Products

     The Company currently manufactures most of its extended Slide Wizard product line at its Burlington, North Carolina facility and believes it has sufficient capacity to meet anticipated customer demand for this product. The Company also manufactures the Slide Wizard instrument and integrates it into the AutoPap GS at its Redmond, Washington facility and believes it has sufficient capacity to meet anticipated customer demand for this product.

     The Company's extended Slide Wizard products consist primarily of off-the-shelf components and proprietary software. The components are supplied by a variety of vendors, some of which are sole-source suppliers. The Company has been integrating and selling extended Slide Wizard products since 1993.

  The Company's Suppliers

     Several components of the Company's products are supplied by sole-source vendors. Subject to any contractual limitations upon its ability to do so, the Company may seek to establish other relationships with additional suppliers or vendors for components of its products, although there can be no assurance that it will be successful in doing so. If any of the Company's current or future sole-source suppliers are unable or choose not to do business with the Company, TriPath Imaging would need to modify any components provided by additional or replacement suppliers for use in its products. The Company would be unable to quickly establish additional or replacement sources of supply for several of these components. The incorporation of new components, or replacement components from alternative suppliers into the Company's products may require the Company to submit PMA supplements to, and obtain further regulatory approvals from, the FDA before marketing the products with the new or replacement components. There can be no assurance that the Company would be able to obtain the necessary approvals. If one of its vendors becomes unable to supply acceptable components in a timely manner and in the quantity required, TriPath Imaging may need to delay or halt its manufacturing process. Any delay or cessation of manufacturing could adversely affect its business.

  Manufacturing Standards

     Both the Burlington, North Carolina and Redmond, Washington facilities are subject to periodic FDA inspections. In April 1999, the Company's Redmond, Washington manufacturing facility was inspected by the FDA for compliance with QSR requirements. The Company was notified in May 1999, in writing, that the facility was in substantial compliance with the applicable requirements of the federal Food, Drug, and Cosmetic Act (the "FDC Act") and implementing regulations. In July 2000, the Company's Burlington, North Carolina manufacturing facility was inspected by the FDA for compliance with the FDA's QSR requirements. The Company was notified in September 2000, in writing, that the facility was in substantial compliance with the applicable requirements of the FDC Act and implementing regulations. Failure to comply with the FDA's QSR requirements would materially impair the Company's ability to achieve or maintain commercial-scale production. In addition, if the Company is unable to maintain full-scale production capability, acceptance by the market of PREP and AutoPap would be impaired, which in turn would have a material adverse effect on the Company.

     In addition to QSR requirements, the Company is required to meet requirements relating to ISO 9001 certification and other European regulatory requirements. A European "CE" certification is required to successfully sell PREP and AutoPap in Europe according to certain directives of the European Union. The addition of other European directives may require TriPath Imaging to further demonstrate compliance with new or modified requirements in order to apply the CE mark specific to those directives. The OEM supplier of the PREP instrument components has ISO 9001 certification and has obtained CE certification for the main PREP component. CE compliance for the entire AutoCyte PREP system has been obtained by the Company. The AutoPap System is certified to EN55022:94/CISPR 22, Class A, EN 50082-1 92, AS/NZS2064/CISPR 11, Class A.

     The Company obtained ISO 9001 certification in 1999. Compliance audits were conducted on the Company's Burlington, North Carolina facility by a certified ISO auditor in May 2000 and in January 2001, and the Company was subsequently notified in each case that the facility had no outstanding deficiencies and had successfully passed the audit inspection.

     The Company has initiated its efforts to obtain ISO 9001 certification at its Redmond, Washington facility in 2001.

     Failure to maintain compliance with the applicable manufacturing requirements of regulatory agencies would have a material adverse effect on the Company.

RESEARCH AND DEVELOPMENT

     The Company's research and development programs are currently focused on three major goals: (1) continued improvement and streamlining of the AutoPap/AutoPap GS product, (2) continued enhancement of PREP, including, but not limited to adjunctive testing using the PREP CytoRich preservative solution, improvement of related reagents and disposables, and further streamlining and automating the PREP slide preparation and handling process, and (3) continued product development of additional extended Slide Wizard applications with scalable automation capabilities to address the needs of the broader pathology automation market, as well as the needs of potential strategic partnerships as they continue to be a Company focus.

     Enhancements to both AutoPap and PREP are particularly designed to increase the instruments' efficiency, ease of use, reliability and cost-effectiveness. This also includes initiatives directed at extending the shelf life of the CytoRich line of reagents and preservatives used with the PREP system. Further, the Company plans to explore alternative uses for adjunctive testing using the Company's CytoRich preservative fluid and to seek approval for the use of alternative collection devices in connection with the specimen collection process related to the PREP system.

     PREPMATE, an automated front-end processor for PREP, is designed to reduce the number of manual pre-preparation steps required for use of the PREP system. PREPMATE functions as a robotic mixer of the cell suspension in the preservative vial. It automatically layers the cell sample before centrifugation. PREPMATE is designed to further enhance the throughput of the PREP system and to streamline the front-end processing. PREPMATE is not currently approved for use in the U.S. by the FDA, but the Company submitted a PMA to the FDA in December 2000 for approval of PREPMATE in the U.S.

     The Company continues to enhance its extended Slide Wizard platform. This platform has been expanded to a modular concept which allows rapid prototyping and product development. The degree of automation for the resulting applications can be adjusted to the needs of the corresponding market, from interaction to complete automation. This technology takes advantage of TriPath Imaging's intellectual property and will be applied primarily to complement the existing portfolio of applications with new developments focused on gene or protein based cancer staging and prognostic testing.

     The Company will continue to seek alternative applications for its technologies through internal research and development, as well as, potential strategic partnerships with other companies.

     There can be no assurance that any product enhancement or development project undertaken by the Company either currently or in the future will be successfully completed, receive regulatory approvals or be successfully commercialized. The failure of any such enhancement or project to be completed, approved or commercialized could prevent the Company from successfully competing in its targeted markets and could have a material adverse effect on the Company.

     As of December 31, 2000, the Company had approximately 50 employees engaged in research and development activities. The Company's expenditures for research and development were approximately $16.0 million, $12.3 million, and $9.4 million for the years ended December 31, 1998, 1999 and 2000, respectively.

THIRD-PARTY REIMBURSEMENT

     Some private third-party medical insurance providers and governmental agencies offer reimbursement for laboratory testing associated with routine medical examinations, including Pap smears. In the United States, the level of reimbursement by those third-party payors varies considerably, often resulting in payments by patients for Pap smears. Third-party healthcare payors in the United States are increasingly sensitive to containing healthcare costs and heavily scrutinize new technology. Third-party payors may also influence the pricing or perceived attractiveness of TriPath Imaging's products and services by regulating the maximum amount of reimbursement they provide, or by not providing any reimbursement at all. Successful commercialization of PREP and AutoPap for cervical cancer screening in the United States and some other countries will depend on the availability of reimbursement from such third-party payors. Because the up-front costs of using the Company's products are typically greater than the cost of the conventional Pap smear, the Company has worked to convince third-party payors that the overall cost savings to the health care system, resulting from earlier detection of cervical cancer and its precursors will more than offset the cost of the Company's products.

     Restrictions on reimbursement may limit the price TriPath Imaging can charge for the PREP and AutoPap systems or reduce the demand for its products. If these third-party payors do not reimburse for the PREP and AutoPap systems, or if they provide reimbursement significantly below the amounts laboratories charge patients to perform PREP preparations and AutoPap screening, TriPath Imaging's potential market will be reduced. The Company has focused on obtaining coverage and reimbursement from major national and regional managed care organizations and insurance carriers throughout the United States. In early 1998, TriPath Imaging established a reimbursement team to work with third-party insurers and managed care organizations to establish and improve third-party reimbursement rates for its products. Most third-party payor organizations independently evaluate new diagnostic procedures by reviewing the published literature and the Medicare coverage and reimbursement policies on the specific diagnostic procedures. To assist third-party payors in their respective evaluations of PREP and AutoPap, the Company provides scientific and clinical data to support its claims of the safety and efficacy of the Company's products. The Company focuses on improved disease detection and long-term cost savings benefits in obtaining reimbursement for PREP and AutoPap for cervical cancer screening.

     A critical component in the reimbursement decision by most private insurers and the United States Health Care Financing Administration ("HCFA"), which administers Medicare, is the assignment of a Current Procedural Terminology ("CPT") code which is used in the submission of claims to insurers for reimbursement for medical services. CPT codes are assigned, maintained and revised by the CPT Editorial Board administered by the American Medical Association. In January 1998 the CPT Editorial Board established two separate CPT reimbursement codes (88142 and 88143) for liquid-based cervical cytology specimens automatically prepared and manually screened. In January 1999, CPT reimbursement codes became effective for the AutoPap system (88147 and 88148). In a Program Memorandum to Regional Intermediaries/Carriers dated March 14, 2001, HCFA announced it had established National Limitation Amounts for the CPT reimbursement codes that relate to TriPath Imaging products. HCFA set the national reimbursement limit at $28.00 for the manual screening (CPT code 88142) and re-screening (CPT code 88143) of each sample prepared using the PREP system. For slides screened by the AutoPap system, the national limit is $14.60 for each sample which falls within the category of slides classified as "within normal limits" and requiring no further review, or 25% of all slides screened (CPT code 88147). The national limit for the remaining 75% of the slides screened using the AutoPap system and requiring further review (CPT code 88148) is $20.30. The Company does not believe these limits will adversely impact the Company's current pricing strategy or reduce the demand for its products. There is currently no separate CPT code in place for the archiving of thin-layer specimens after being processed on the AutoPap. New codes will not be available until January 2003 at the earliest.

     The Company has limited experience in obtaining reimbursement for its products in the United States or in other countries. In addition, third-party payors are routinely limiting reimbursement and coverage for medical devices and, in many instances, are exerting significant pressure on medical suppliers to lower their prices. Lack of, or inadequate reimbursement by government and other third-party payors for the Company's products would have a material adverse effect on the Company's business, financial condition and results of operations. Further, outside of the United States, health care reimbursement systems vary from country to country, and there can be no assurance that third-party reimbursement will be made available at an adequate level, if at all, for PREP or AutoPap under any other reimbursement system.

     Although the Company's products have already received some reimbursement approval in the U.S., there is uncertainty concerning third-party reimbursement for the use of any medical device incorporating new technology. In July 1998, the American College of Obstetricians and Gynecologists, or ACOG, released a report stating that, while the new technologies improve sensitivity of the Pap test, their routine use cannot be recommended based on costs and a lack of sufficient data demonstrating a reduction in incidence of late-stage disease or an improvement in cervical cancer survival rate. In July 1999, ACOG released an update to their statement reiterating their position that the conventional Pap smear is still the standard of care and resources may be better spent on increasing the compliance rate of women obtaining an annual Pap test as opposed to using new technologies. In February 2001, however, ACOG withdrew its opinion favoring the conventional Pap smear over new Pap test screening techniques. Accordingly, ACOG currently takes no position on the advisability of such new technologies and has stated that it will not reevaluate its position until it has reviewed data from the ASCUS-LSIL Triage Study, currently taking place, and from the Bethesda System conference which takes place in April 2001.

     Recent health care cost containment initiatives in the United States that have focused on reduction in reimbursement levels may effect the Company negatively. However, emphasis on preventive measures to reduce the overall costs to the health care system could lead to more frequent testing for cervical cancer and use of PREP and AutoPap. The Company is unable to predict the outcome or the effect on its business of the current health care reform debate. In early 2000, Congress passed a bill directing HCFA to increase reimbursement for the conventional Pap smear from $7.15 to $14.60. In early 2001, Congress passed a bill increasing the Medicare approved frequency of payment for screening type Pap smears from every three years to every two years.

PATENTS, COPYRIGHTS, LICENSES AND PROPRIETARY RIGHTS

     Because of the substantial length of time and expense required to bring new products through development and regulatory approval to the marketplace, the Company relies on a combination of patents, trade secrets, copyrights and confidentiality agreements to protect its proprietary technology, rights and know-how. The Company holds 104 issued or allowed United States patents and has four United States patent applications pending. These patents cover system components, such as the disaggregation syringe, the PREP process, and various aspects of its high-speed image-interpretation technology. TriPath Imaging holds 77 foreign patents and has applied for patent protection for certain aspects of its technology in various foreign countries. TriPath Imaging intends to continue to pursue patent protection where it is available and cost-effective, both in the United States as well as in other countries. The Company's existing United States and foreign patents will expire from 2012 through 2018. There can be no assurance, however, that the claims allowed in any of the Company's existing or future patents will provide competitive advantages for the Company's products or will not be successfully challenged or circumvented by competitors.

     Under current law, patent applications in the United States and in foreign countries are maintained in secrecy for a period after filing. The right to a patent in the United States is attributable to the first to invent, not the first to file a patent application. The Company cannot be sure that its products or technologies do not infringe patents that may be granted in the future pursuant to pending patent applications or that its products do not infringe any patents or proprietary rights of third parties. There can be no assurance that a court would rule that the Company's products do not infringe other third-party patents or would invalidate such third-party patents. The Company may incur substantial legal fees in defending against a patent infringement claim or in asserting claims of invalidity against third parties. In the event that the Company is determined to be infringing any claims of third-party patents and such claims are upheld as valid and enforceable, the Company could be required to pay damages and be prevented from selling its products or could be required to obtain licenses from the owners of such patents or be required to redesign its products to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be on terms acceptable to the Company or that the Company would be successful in any attempt to redesign its products or processes to avoid infringement. The Company's failure to obtain these licenses or to redesign its products would have a material adverse effect on the Company's business, financial condition and results of operations.

     In September 1999, Cytyc filed suit against TriPath Imaging in the United States District Court for the District of Delaware alleging that the Company's CytoRich proprietary preservative fluid infringed Cytyc's patent titled "Cell Preservative Solution." TriPath Imaging denied Cytyc's claims. In May 2000, Cytyc filed suit against TriPath Imaging in the United States District Court for the District of Massachusetts alleging that the Company had distributed misleading information to current and potential purchasers of Cytyc's products. TriPath Imaging denied Cytyc's claims and asserted counterclaims alleging that Cytyc had made misleading statements regarding both its own product and TriPath Imaging's product, and had violated antitrust laws. In January 2001, Cytyc and TriPath Imaging settled all litigation between the two companies. All claims and counterclaims against each other pending in Delaware and Massachusetts were dismissed with prejudice.

     The Company has entered into confidentiality agreements with all of its employees and several of its consultants and third-party vendors. These agreements also require employees and consultants to disclose to TriPath Imaging ideas, developments, discoveries or inventions they conceive during employment or consultation. They also must assign their proprietary rights in such matters if the matters relate to TriPath Imaging's business and technology. There can be no assurance that the obligations of employees and consultants of the Company and third parties with whom the Company has entered into confidentiality agreements to maintain the confidentiality of trade secrets and proprietary information will effectively prevent disclosure of the Company's confidential information or provide meaningful protection for the Company's confidential information if there is unauthorized use or disclosure, or that the Company's trade secrets or proprietary information will not be independently developed by the Company's competitors.

     TriPath Imaging has registered trademarks in the United States, Australia, Japan, Canada, France, the Benelux countries, Germany, the United Kingdom, Italy and Spain for "NeoPath" and "AutoPap." TriPath also has registered trademarks in the United States and in several countries throughout the world for "AutoCyte," "AutoCyte QUIC," "CytoRich," "ImageTiter," "PAPMAP," and "PAPNET." Three additional marks are nearing completion of the registration process in the United States and the Company expects to have them fully registered in 2001. Additionally, TriPath Imaging has applied for registration of its trademarks in several other foreign countries. The Company also holds unregistered rights to copyrights on documentation and operating software developed by it for the PREP system. There can be no assurance that any trademarks or copyrights owned by the Company will provide competitive advantages for the Company's products or will not be challenged or circumvented by its competitors. Litigation may be necessary to defend against claims of infringement, to enforce patents, trademarks and copyrights of the Company, or to protect trade secrets and could result in substantial cost to, and diversion of effort by, the Company. There can be no assurance that the Company would prevail in any such litigation. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States.

COMPETITION

     The cervical cancer screening market is comprised of the conventional Pap smear process and certain technologies that have been introduced in recent years or are currently under development to provide improvements over the conventional Pap smear process. The Company's competitors in the development and commercialization of alternative cervical cancer screening technologies include both publicly traded and privately held companies. The alternative technologies known to the Company have focused on improvements in slide sample preparation, the development of automated, computerized screening systems and adjunctive testing technologies. Nevertheless, some competitors' products have already received FDA approval and are being marketed in the United States. In addition, one of the Company's competitors has greater financial, marketing, sales, distribution and technical resources than the Company, and more experience in research and development, clinical trials, regulatory matters, customer support, manufacturing and marketing. The Company believes that its products will compete on the basis of a number of factors, including slide specimen adequacy, screening sensitivity, ease of use, efficiency, cost to customers and performance claims. While the Company believes that its products will have competitive advantages based on some of these factors, there can be no assurance that various competitors' products will not have competitive advantages based on other factors that, when coupled with the earlier market entry of some products, will adversely effect the market acceptance of PREP and AutoPap. Moreover, there can be no assurance that the Company will be able to compete successfully against current or future competitors or that competition, including the development and commercialization of new products and technologies, will not have a material adverse effect on the Company. The Company's products could be rendered obsolete or uneconomical by technological advances of the Company's current or potential competitors, the introduction and market acceptance of competing products or by other approaches.

     The Company's primary competitor in thin-layer slide preparation is Cytyc. Cytyc's systems, the ThinPrep 2000 and 3000 Processors ("ThinPrep 2000" and "ThinPrep 3000"), are based on a membrane-filtration separation system rather than the centrifugation approach used in the AutoCyte PREP process. The Cytyc ThinPrep systems are presently the only other thin-layer sample preparation systems approved by the FDA as a replacement for the conventional Pap smear. They are also used for non-gynecological applications. The FDA has allowed Cytyc to conclude in the discussion section of the package insert for ThinPrep 2000, and ThinPrep 3000, that the sample preparation is "...significantly more effective than the conventional Pap smear for the detection of Low Grade Squamous Intraepithelial (LSIL) and more severe lesions in a variety of patient populations." The FDA has also allowed Cytyc to conclude in the package insert that specimen quality "...is significantly improved over that of conventional Pap smear preparation in a variety of patient populations." In addition, in October of 1996, Cytyc announced a non-exclusive co-marketing agreement with Digene Corporation, which has developed a product that detects the presence or absence of HPV in precancerous cervical lesions. In September 1997, the FDA approved PMA supplements submitted by Cytyc and Digene enabling testing for HPV directly from Cytyc's ThinPrep process cell suspension. The Company is presently working with Digene on a PMA supplement for use of PREP's cell suspension with Digene's HPV test in the United States. In Europe, the AutoCyte PREP cell suspension is already in routine use with Digene's HPV test. In May 2000, Cytyc announced that it received FDA approval for its ThinPrep 3000 system. The PMA was submitted to the FDA in the fall of 1999. In January 1999, Cytyc announced that it was expanding its direct sales force by 75 people to sell directly to hospitals, laboratories and doctors. In January 2000, Cytyc and Quest Diagnostics announced a multi-year agreement naming ThinPrep as the exclusive liquid-based cervical cancer screening methodology for Quest. In October 2000, Cytyc announced an exclusive U.S. strategic alliance for women's health with Roche Diagnostics. Further, in January 2001, Cytyc announced an exclusive co-promotion agreement with Digene Corporation surrounding the use of Digene's HPV test using the Cytyc preservative solution. Cytyc's success with implementation of any of the foregoing arrangements or marketing initiatives may make it more difficult for the Company to promote PREP in markets in which it competes with Cytyc.

     The Company faces several competitors, or potential competitors, in the imaging arena. To date, the AutoPap system is the only FDA-approved device for the automated primary screening of conventional Pap smear slides. Cytyc has announced its intentions to develop a device to automate the screening of thin-layer slides prepared using their ThinPrep System. Other competitors include ChromaVision Medical Systems, Inc., which develops, manufactures and markets an automated cellular imaging system to assist in the detection, diagnosis and treatment of cellular diseases such as cancer and infectious disease, and Applied Imaging Corporation, which develops and markets automated genetic testing systems and imaging systems used in cancer pathology and research which are capable of sending digital images electronically for remote review and consultation. There can be no assurance that these or other competitors will not succeed in developing technologies and products that are more effective, easier to use or less expensive that those which are currently offered or are being developed by the Company or that would render the Company's technology and products obsolete and noncompetitive. In addition, there can be no assurance that these or other competitors will not succeed in obtaining FDA and other regulatory clearances and approvals of their products more rapidly than the Company.

GOVERNMENT REGULATION

     The manufacture and sale of medical diagnostic devices are subject to extensive governmental regulation in the United States and in other countries. PREP and AutoPap are regulated for cervical cytology applications in the United States as medical devices by the FDA under the FDC Act and require premarket approval by the FDA prior to commercial distribution. In addition, certain modifications to medical devices, their manufacture or their labeling also are subject to FDA review and approval before marketing. Pursuant to the FDC Act, the FDA regulates the clinical testing, manufacture, labeling, distribution, sales, marketing, advertising and promotion of medical devices in the United States. Noncompliance with applicable requirements, including good clinical practice requirements, can result in the refusal of the government to grant premarket approval for devices, suspension or withdrawal of clearances or approvals, total or partial suspension of production, distribution, sales and marketing, fines, injunctions, civil penalties, recall or seizure of products, and criminal prosecution of a company and its officers and employees.

     Medical devices are classified into one of three classes, Class I, II or III, on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (e.g., labeling and adherence to FDA-mandated quality system (including QSR) requirements and, in some cases, premarket notification ("510(k)")). Class II devices are subject to general controls including, in most cases, premarket notification, and to special controls (e.g., performance standards, patient registries and FDA guidelines). Generally, Class III devices are those that must receive premarket approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices) and also include most devices that were not on the market before May 28, 1976 ("new medical devices") and for which the FDA has not made a finding of "substantial equivalence" based on a premarket notification. Class III devices usually require clinical testing that demonstrates the device is safe and effective, and must have FDA approval prior to marketing and distribution. The conduct of clinical studies is subject to FDA regulations, including requirements for institutional review, board approval, informal consent, recordkeeping, and reporting. The Company's PREP and AutoPap products, when intended for gynecological use, are regulated as Class III medical devices.

     PREP and AutoPap and any other products manufactured or distributed by the Company pursuant to an approved PMA application and supplements (or to 510(k) clearances) will be subject to pervasive and continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experience with the use of the device. TriPath Imaging will continue to be inspected on a routine basis by the FDA for compliance with regulations with respect to manufacturing, testing, distribution, storage and control activities. TriPath Imaging has established and maintains a system for tracking AutoPap and PREP systems through the chain of distribution and conducts post-market surveillance. TriPath Imaging must provide periodic reports containing safety and effectiveness information. Device manufacturers are required to register their establishments and list their devices with the FDA. The FDC Act requires that medical devices be manufactured in accordance with the FDA's QSR regulation. Product labeling and promotional activities are also subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. Products may only be promoted by the Company and any of its distributors for their approved indications. No assurance can be given that modifications to the labeling which may be required by the FDA in the future will not adversely affect the Company's ability to market or sell PREP, AutoPap or other products of the Company.

     In addition, the FDA's Medical Device Reporting regulations require medical device companies such as TriPath Imaging to provide information to the FDA whenever evidence reasonably suggests that a device may have caused or contributed to a death or serious injury. These regulations also apply if the device malfunctions and the device or a similar device sold by the Company would be likely to cause or contribute to a death or serious injury if the malfunction were to recur.

     If the FDA believes that TriPath Imaging has not complied with the law, it can take one or more of the following actions:

     - refuse to review or clear applications to market its products in the United States;

     - refuse to allow TriPath Imaging to enter into government supply contracts;

     - withdraw approvals already granted;

     - require that TriPath Imaging notify users regarding newly found risks;

     - request repair, refund or replacement of faulty devices;

     - request corrective advertisements, recalls or temporary marketing suspension; or

     - initiate legal proceedings to detain or seize products, enjoin future violations or assess criminal penalties against TriPath Imaging or its officers or employees.

     These actions could disrupt TriPath Imaging's operations for an indefinite period of time.

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

     Sales of medical devices outside of the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. No assurance can be given that such foreign regulatory approvals will be granted on a timely basis, or at all. The Company has been advised by various parties, including consultants engaged by the Company and foreign distributors, that no regulatory approvals for a device analogous to FDA approval of a PMA are currently required by any country where the Company currently sells PREP. Such approval requirements may be imposed in the future. In addition to regulatory approvals in the United States, the AutoPap system is approved for primary screening and quality control rescreening in Japan, Canada, Australia, New Zealand, The Netherlands, Italy, Hong Kong, Korea, and Taiwan. TriPath Imaging intends to pursue additional product registrations in other foreign countries. The Company received an FDA permit to export PREP and AutoPap to all foreign countries in which the Company is currently selling these products and where such a permit was required. There can be no assurance that the Company will meet the FDA's export requirements or receive additional FDA export approval when such approval is necessary, or that countries to which the devices are to be exported will approve the devices for import. Failure of the Company to meet the FDA's export requirements or obtain FDA export approval when required to do so, or to obtain approval for import, could have a material adverse effect on the Company's business, financial condition and results of operations.

     TriPath Imaging's products are subject to a variety of regulations in Europe, including the European Union. In vitro medical devices, including the AutoPap System, must now comply with the EU's In-Vitro Diagnostic Medical Devices Directive. The Directive was published in the Official Journal of European Communities in December 1998. The EU member states were required to implement the Directive into national law by December 1999. A transition period, which begins from the date of publication of the Directive and ends December 2003, applies to all devices placed on the market in the EU. During this transition period, both Directive CE-marked and non-CE-marked devices may be placed on the market. In other words, companies may choose to follow either the CE mark or the national legislation, if any. If no such national legislation exists, the devices can be freely placed on the market. By the conclusion of this transition period, TriPath Imaging's products must comply with the requirements of the Directive and member-state local language requirements. At such time, products not bearing the CE mark may not be commercially distributed in European Union member countries. In addition, member states may continue to restrict or prohibit the marketing of CE-marked devices pursuant to the safeguard clause of the Directive if the member state determines a particular device may compromise the health and/or safety of patients or users. The Company intends to comply with the Directive and other applicable regulations in accordance with the requirements of the countries in which it markets and sells its products.

     Other European countries may enact national laws that would conform to the Directive. Member states of the EU and the European Economic Area may enact requirements in addition to those imposed by the Directive. Some European countries have established national regulations relating to in vitro diagnostic medical devices. EU directives and national laws impose requirements for electrical safety and electromagnetic compatibility that apply to the PREP System, PREPMATE, and AutoPap System. TriPath Imaging has performed the requisite testing procedures and related documentation to apply the European CE mark to the AutoPap, PREP and PREPMATE systems. TriPath Imaging cannot guarantee that the AutoPap System or any other product it may develop will obtain any required regulatory clearance or approval on a timely basis, if at all.

     Congress has directed the Department of Health and Human Services to issue regulations designed to improve the quality of biomedical analytic services, particularly the examination of Pap smears. These regulations require clinical laboratories to re-screen at least 10% of the Pap smears classified on initial manual screen as normal. This 10% must include normal cases selected from the laboratory's total caseload, and from patients or groups of patients that have a high probability of developing cervical cancer based on available patient information. The laboratories that would purchase the Company's PREP and AutoPap products are subject to extensive regulation under the Clinical Laboratory Improvement Act ("CLIA"), which requires laboratories to meet specified standards in the areas of personnel qualifications, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The Company believes that its PREP and AutoPap products operate in a manner that will allow laboratories using the products to comply with CLIA requirements. However, there can be no assurance that interpretations of current CLIA regulations or future changes in CLIA regulations would not make compliance by the laboratory difficult or impossible and therefore have an adverse effect on sales of the Company's products.

     In addition, laboratories often must comply with state regulations, inspection, and licensing. In recent years, a few states, including New York and California, have adopted regulations that limit the number of slides that may be manually examined by a cytotechnologist within a given period of time. TriPath Imaging cannot guarantee that states will not directly regulate AutoPap in the future. TriPath Imaging cannot predict the effect, if any, regulation may have on its business or operations.

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

     On January 29, 2001, the Company was added as a defendant to an action commenced on September 12, 2000 in California Superior Court in Los Angeles County against several other defendants. The complaint alleges that certain defendants, including the Company, incorrectly analyzed the product of a Pap smear procedure performed on one of the plaintiffs. The Company believes the alleged equipment involved was the AutoPap QC instrument, a product no longer marketed by the Company. The plaintiffs seek general damages against all defendants in the aggregate amount of $3 million and special damages in an unspecified amount. The Company intends to defend itself vigorously and has denied all claims asserted against it in this action. The action is in an early stage and its ultimate outcome cannot be predicted with certainty; however the Company believes that the disposition of the matter should not have a material adverse effect on its financial position.

EMPLOYEES

     As of December 31, 2000 the Company employed approximately 170 people on a full-time basis. The Company believes that its relations with its employees are good. None of the Company's employees are party to a collective bargaining agreement.

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The current executive officers of the Company are as follows:

NAME                                        AGE                     POSITION
- ----                                        ---                     --------
Paul R. Sohmer, M.D.......................  52    President, Chief Executive Officer and
                                                  Chairman of the Board
Thomas Gahm, Ph.D.........................  44    Vice President of Research and Development
Roger W. Martin...........................  53    Vice President of Sales and Marketing
Mary K. Norton............................  38    Vice President of Regulatory/Government
                                                  Affairs and Quality Assurance
David H. Robison,.........................  51    Vice President of Operations

     Paul R. Sohmer, M.D. has served as Chairman of the Board of Directors of the Company since November 2000, and as its President and Chief Executive Officer since June 2000. Prior to joining TriPath Imaging, Dr. Sohmer served as the President and Chief Executive Officer of Neuromedical Systems, Inc. ("NSI") from 1997 through 1999. From 1996 until 1997, Dr. Sohmer served as President of a consulting firm which he founded. From 1993 to 1996, he served as President and Chief Executive Officer of Genetrix, Inc., a genetic services company based in Scottsdale, Arizona. From 1991 through 1993, Dr. Sohmer was the Corporate Vice-President of Professional Services and President of the Professional Services Organization for Nichols Institute, a clinical laboratory company, where he was responsible for sales, marketing, information systems, logistics, and clinical studies. From 1985 until 1991, Dr. Sohmer served as the President and Chief Executive Officer of Pathology Institute in Berkeley, California, during which time he founded and served as Medical Director of the Chiron Reference Laboratory. Dr. Sohmer received a B.A. degree from Northwestern University and an M.D. from Chicago Medical School.

     Thomas Gahm, Ph.D. has served as Vice-President of Research and Development since June 2000. He served as Vice President of Computer Science of the Company from November 1996 through May 2000. Previously, he served RIAS and RBL in the same capacity since August 1993. From 1983 to 1993, Dr. Gahm was a Scientific Advisor and Project Coordinator of Kontron Electronics, Image Analysis Division, where he focused on the commercial development of microscopic image analysis. Dr. Gahm received an engineering degree from the University of Stuttgart (Institute of Physical Electronics) and a Ph.D. from the Medical and Technical University of Hannover, Germany.

     Roger W. Martin has served as Vice President of Sales and Marketing since December 1999. From November, 1998 until he joined TriPath Imaging, Mr. Martin provided sales and marketing consultation for several development stage companies. From 1994 to October 1998, he was employed by Roche Diagnostic Systems, a division of Hoffmann-La Roche as the Western Area Sales Manager. Additionally, Mr. Martin was responsible for National Account Management. Mr. Martin was employed by Becton Dickinson Primary Care, a division of Becton Dickinson and Company, from 1979 to 1994. He held various sales management and sales positions with Becton Dickinson and Company.

     Mary K. Norton has served as Vice President of Regulatory/Government Affairs and Quality Assurance since May 1998. Ms. Norton joined TriPath Imaging in August 1996 and served as the Company's Director of Regulatory and Clinical Affairs. In May 1998, Ms. Norton was named Vice President, Regulatory Affairs and Quality Assurance, and in January 1999, was named Vice President, Regulatory/Government Affairs & Quality Assurance. Prior to joining TriPath Imaging, Ms. Norton directed Regulatory Affairs and Quality Assurance from July 1994 through May 1996 at Bioject, Inc., a company that develops, manufactures and markets advanced needle-free drug delivery systems. Ms. Norton was employed by Siemens Medical Systems, Ultrasound Group, as Senior Biomedical Engineer from August 1992 to June 1994. From September 1987 to October 1990, Ms. Norton was employed by Advanced Technology Laboratories.

     David H. Robison has served as Vice President of Operations since May 1996. Prior to his employment with TriPath Imaging, Mr. Robison was employed by Abbott Laboratories in various positions from February 1978 through May 1996. From February 1995 to May 1996, Mr. Robison was Research and Development Director for Abbott's Diagnostic Division, and from May 1990 to February 1995 he was Director, Customer Satisfaction.

ITEM 2.  PROPERTIES

     The Company currently leases a total of 43,000 square feet of space devoted to manufacturing, warehousing, administrative, research and development and engineering functions, at 780 Plantation Drive, Burlington, North Carolina under a seven-year lease expiring in July 2005. The lease is renewable for five additional one-year terms. TriPath Imaging leases approximately 72,000 square feet of office and manufacturing space in Redmond, Washington under operating leases expiring in December 2004. Of this space in Redmond, the Company subleases approximately 30,000 square feet as sublessor. TriPath Imaging believes that its facilities and other available office space are adequate for its current needs. The Company also currently leases a 5,000 square foot education facility at 1111 Huffman Mill Road in Burlington, North Carolina under a three-year lease expiring in June 2001. The education facility lease is renewable for one additional three-year term, and also contains an option to expand the leased space by 4,500 square feet. TriPath Imaging also leases office space in Brussels, Belgium, under an operating lease expiring in August 2007.

ITEM 3.  LEGAL PROCEEDINGS

     In the normal course of business, the Company is subject to various legal proceedings and claims. The Company has recently settled one such claim as further described below and believes that the ultimate outcome of the other claims described below should not have a material adverse effect on the Company's financial position.

     In September 1999, Cytyc filed suit against TriPath Imaging in the United States District Court for the District of Delaware alleging that the Company's CytoRich proprietary preservative fluid infringed Cytyc's patent titled "Cell Preservative Solution." TriPath Imaging denied Cytyc's claims. In May 2000, Cytyc filed suit against TriPath Imaging in the United States District Court for the District of Massachusetts alleging that the Company had distributed misleading information to current and potential purchasers of Cytyc's products. TriPath Imaging denied Cytyc's claims and asserted counterclaims alleging that Cytyc had made misleading statements regarding both its own product and TriPath Imaging's product and had violated antitrust laws. In January 2001, Cytyc and TriPath Imaging settled all litigation between the two companies. All claims and counterclaims against each other pending in Delaware and Massachusetts were dismissed with prejudice.

     On August 4, 2000, the Company and several other parties were named as defendants to a civil action commenced in the District Court of Tarrant County, Texas. The petition alleges that the defendants, including the Company, fraudulently induced the plaintiffs to retain their investment in NeoPath. The plaintiffs seek to recover an unspecified amount of damages. On October 27, 2000, the action was removed to the United States District Court for the Northern District of Texas. The plaintiffs' complaint was dismissed with prejudice on February 5, 2001, and the plaintiffs have appealed this dismissal to the United States Court of Appeals for the Fifth Circuit. Although the ultimate outcome cannot be predicted with certainty, the Company believes that the disposition of the matter should not have a material adverse effect on its financial position.

     On January 29, 2001, the Company was added as a defendant to an action commenced on September 12, 2000 in California Superior Court in Los Angeles County against several other defendants. The complaint alleges that certain defendants, including the Company, incorrectly analyzed the product of a Pap smear procedure performed on one of the plaintiffs. The Company believes the alleged equipment involved was the AutoPap QC instrument, a product no longer marketed by the Company. The plaintiffs seek general damages against all defendants in the aggregate amount of $3 million and special damages in an unspecified amount. The Company intends to defend itself vigorously and has denied all claims asserted against it in this action. The action is in an early stage and its ultimate outcome cannot be predicted with certainty; however the Company believes that the disposition of the matter should not have a material adverse effect on its financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock, $0.01 par value per share (the "Common Stock"), is traded on the Nasdaq National Market under the symbol "TPTH". The following table sets forth, for the calendar periods indicated, the range of high and low bid and ask prices for the Common Stock of the Company on the Nasdaq National Market. These prices do not include retail mark-up, mark-down or commissions and may not represent actual transactions.

                                                               HIGH       LOW
                                                              -------   -------
YEAR ENDED DECEMBER 30, 1999:
  First Quarter.............................................  $ 7.750   $ 3.188
  Second Quarter............................................  $ 8.250   $ 5.188
  Third Quarter.............................................  $ 7.125   $ 3.500
  Fourth Quarter............................................  $ 6.625   $ 3.500
YEAR ENDED DECEMBER 30, 2000:
  First Quarter.............................................  $14.125   $ 3.750
  Second Quarter............................................  $ 9.125   $ 4.500
  Third Quarter.............................................  $11.125   $ 4.563
  Fourth Quarter............................................  $10.000   $ 7.500

     On March 30, 2001, the last reported sales price of the Common Stock on the Nasdaq National Market was $6.25 per share. As of March 30, 2001, there were approximately 300 holders of record of the Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes thereto included in this Form 10-K.

                                                            YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                              1996 (1)     1997       1998       1999       2000
                                              --------   --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA (3):
  Net sales.................................  $  4,938   $ 13,492   $ 16,849   $ 18,466   $ 32,652
  Gross profit (loss).......................       125      6,765      7,155      8,098     16,646
  Research and development..................    15,568     18,711     15,969     12,258      9,351
  Selling, general and administrative.......    23,786     24,278     25,408     17,724     24,263
  Operating loss............................   (39,229)   (36,224)   (37,307)   (33,251)   (16,968)
  Net loss..................................  $(35,501)  $(34,582)  $(35,271)  $(32,557)  $(17,369)
                                              ========   ========   ========   ========   ========
  Net loss per Share (basic and diluted)
     (2)....................................             $  (1.91)  $  (1.46)  $  (1.17)  $  (0.60)
                                              ========   ========   ========   ========   ========
  Weighted-average shares outstanding (2)...               18,123     24,098     27,819     29,137
                                              ========   ========   ========   ========   ========

                                                            YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                              1996 (1)     1997       1998       1999       2000
                                              --------   --------   --------   --------   --------
                                                                 (IN THOUSANDS)
BALANCE SHEET DATA (3):
  Cash, cash equivalents and securities
     available for sale.....................  $ 68,005   $ 57,374   $ 28,941   $ 13,962   $ 54,340
  Working capital...........................    71,493     64,881     32,553     17,338     62,316
          Total assets......................    92,815     95,962     68,176     58,874     97,471
  Long term obligations.....................       183        151      2,051      1,117      3,760
  Redeemable convertible preferred stock....     9,882         --         --         --         --
          Total stockholders' equity........  $ 76,837   $ 88,255   $ 55,075   $ 47,025   $ 80,774

- ---------------

(1) Reflects the operations of the cytology and pathology automation business as conducted by RIAS from January 1, 1996 through November 21, 1996, the operations of TriPath Imaging, as conducted by AutoCyte, Inc., from November 22, 1996 through December 31, 1996 and the operations of TriPath Imaging, as conducted by NeoPath for the year ended December 31, 1996.
(2) See Note 2 of Notes to the Company's Financial Statements for information concerning the computation of net loss per share and shares used in computing net loss per share. Net loss per share is not disclosed for periods prior to November 22, 1996 since RIAS operated as a wholly owned subsidiary of Roche Holding Ltd. prior to the formation of AutoCyte.
(3) The selected consolidated financial data has been restated to reflect the pooling transaction that occurred on September 30, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

  Background

     TriPath Imaging develops, manufactures, and markets proprietary products for cancer cell diagnosis, cytology and histopathology. The Company holds in excess of 100 patents that, cumulatively, form a body of intellectual property that spans the entire breadth of image analysis and display in cytology and histopathology. TriPath Imaging manufactures and sells products developed from its proprietary technologies and intellectual property. These include FDA-approved products designed to automate the screening for cancer of the uterine cervix, including the PREP system and the AutoPap system. In addition, the Company has developed the extended Slide Wizard line of products, whose modules include an FDA-approved method for automating measurement of antinuclear antibodies as well as research applications in histopathology, LINK, a telepathology system, and the AutoCyte Image Management and Archiving System or AIMS, a software based image storage and retrieval system for microscopic images.

     TriPath Imaging was created to leverage the complementary nature of the products, technologies, and intellectual property developed by its predecessor companies, all of whom were early pioneers in the application of computerized image processing and analysis to detect the often subtle cellular abnormalities associated with cancer and its precursors. The Company believes that its intellectual property provides a strong foundation for the development and defense of imaging products. The Company also believes that recent advances in genomics, biology, and informatics are providing new opportunities to leverage TriPath Imaging's proprietary technology. To date, the Company has leveraged its technology assets through the development of an integrated solution for cervical cancer screening and other products for the histopathology laboratory.

     TriPath Imaging generates PREP revenue from either the sale or rental of PREP systems and from the sale of the related test kits, comprised of proprietary reagents and other disposables. Additionally, the Company generates revenue from service contracts on the PREP systems. For system sales, customers purchase the PREP instrument and make separate purchases of test kits. For system rentals, customers pay a fixed monthly fee for the equipment and make separate purchases of test kits. The Company also offers an Integrated Purchase Option, or "IPO," program where PREP systems are placed at the customer's site free of charge, and the customer pays a higher per-test price for the reagents and disposables. Under this program, the Company records revenue for the instrument sale which is actually sold to a third-party financial institution. The Company has entered into an agreement with a financial institution to support the placement of PREP IPO systems. The financial institution is repaid with part of the proceeds of the reagents and disposables sold. Each PREP system placed typically provides a recurring revenue stream as customers process the test kits sold by the Company.

     TriPath Imaging currently generates AutoPap-related revenue from the direct sale of AutoPap systems and from placing AutoPap systems under fee-per-use contracts. In the latter cases, fee-per-use revenue commences in the month a system is initially placed in commercial use at a customer site and consists of per-slide monthly billings, fixed rental billings, or certain fee-per-use contracts that require minimum payments. Domestic customers may also elect to purchase the AutoPap instrument under the IPO program. Recently, the Company has also converted fee-per-use contracts to direct sale arrangements resulting in an increase in current period revenue and a corresponding decrease in recurring revenue in future periods. Additionally, the Company generates revenue from service contracts on AutoPap systems.

     Successful commercialization of PREP and AutoPap for cervical cancer screening in the United States and some other countries will depend on the availability of reimbursement from third-party payors. Third-party payors may limit the price TriPath Imaging can charge for the PREP and AutoPap systems or reduce the demand for its products by regulating the maximum amount of reimbursement they provide, or by not providing any reimbursement at all. The Company does not believe the national limits for reimbursement of cervical cancer screening using PREP or AutoPap recently established by HCFA, the organization which administers Medicare, will adversely impact the Company's current pricing strategy or reduce the demand for its products.

     TriPath Imaging generates revenue from either the sale, or rental, of its extended Slide Wizard line of products. Additionally, the Company generates revenue from service contracts on these products. For system sales, customers purchase the products through distributors in countries where such relationships exist. Where distributor arrangements do not exist, the Company sells these products directly to the customer.

     TriPath Imaging markets its products to domestic and foreign clinical laboratories through direct sales activities in the United States and primarily through distributors in international markets. In the fourth quarter of 2000, the Company significantly expanded its marketing and sales activities to accelerate the commercialization of its core business in several ways. Additional laboratory sales representatives were hired to increase contact potential for the laboratory customer marketplace. Through an alliance with NPS, the Company engaged the physician market directly for the first time by adding physician directed representatives, on a contract basis, to augment TriPath Imaging's direct sales efforts. To further educate and reinforce the benefits of TriPath Imaging products, a long-term partnership with a third party physician/peer selling organization was initiated and will carry through into 2002.

     TriPath Imaging believes that its proprietary technology and intellectual property will provide a unique platform for an array of applications in cell pathology. The Company believes that combining AutoPap and PREP will create a unique and integrated system that is otherwise currently not available from any other single vendor. In October of 1999, the Company announced the initial submission of a supplement to the FDA for the screening of PREP slides using the AutoPap. In December 2000, the Company announced the submission of new clinical data to the FDA to support applications to expand the claims for the AutoPap and PREP to include the screening of PREP thin-layer preparations on the AutoPap. As a result of ongoing discussions with the FDA regarding the Company's submissions, the Company believes that it will have various options in connection with the pending premarket approval application supplement regarding use of the AutoPap system to screen PREP thin-layer slides. Among these are to accept limitations in the Company's proposed product labeling or to collect additional data to support the current labeling proposal. The Company is evaluating its options and considering the best course of action. If FDA approval is obtained, the Company will seek to achieve broad market acceptance for the system integrating PREP and AutoPap for cervical cancer screening. There can be no assurance, however, when, if ever, such approval will be obtained.


     TriPath Imaging launched the AutoPap GS, the next generation of AutoPap system, for use outside of the U.S. in the fourth quarter of 2000. The AutoPap GS system, which screens both conventional Pap smears and AutoCyte Prep thin-layer preparations, incorporates the Company's Slide Wizard user interface and motorized microscopic stage to direct the cytologist to fields of view determined by the AutoPap to most likely contain abnormal cells. The Company anticipates initiating clinical trials in the second quarter of 2001 to obtain data to support an application for U.S. approval of AutoPap GS by the FDA.

     In November 2000, TriPath Imaging completed a private placement of securities under Regulation D of the Securities Act with a subsidiary of Hoffmann-La Roche ("Roche") pursuant to which Roche acquired five million shares of the Company's common stock for $8.00 per share. Additionally, Roche simultaneously acquired, for an aggregate purchase price of $3.0 million, warrants to purchase up to an additional five million shares with exercise prices ranging from $10.00 to $15.00 per share. These warrants are immediately exercisable by Roche. This transaction provided the Company with an additional $43.0 million in cash.

     In September 1999, Cytyc filed suit against TriPath Imaging in the United States District Court for the District of Delaware alleging that the Company's CytoRich proprietary preservative fluid infringed Cytyc's patent titled "Cell Preservative Solution." TriPath Imaging denied Cytyc's claims. In May 2000, Cytyc filed suit against TriPath Imaging in the United States District Court for the District of Massachusetts alleging that the Company had distributed misleading information to current and potential purchasers of Cytyc's products. TriPath Imaging denied Cytyc's claims and asserted counterclaims alleging that Cytyc had made misleading statements regarding both its own product and TriPath Imaging's product and had violated antitrust laws. In January 2001, Cytyc and TriPath Imaging settled all litigation between the two companies. All claims and counterclaims against each other pending in Delaware and Massachusetts were dismissed with prejudice.

     In March 2000, the Company announced a restructuring of its agreement with Quest. As a result of this arrangement, the Company received from Quest payments comprising a substantial portion of the Company's total revenue for the year 2000. As Quest has substantially performed its obligations under the agreement, the Company does not expect to receive significant revenue under this agreement in the year 2001.

     The Company's strategy is to maximize the number of instruments placed with customers and thereby increase its ongoing, higher margin reagent and fee-per-use revenue streams. As an important element of this strategy, the Company has entered into an agreement with a third-party financial institution to support the placement of PREP IPO systems and AutoPap fee-per-use systems.

     TriPath Imaging's future revenues and the results of operations may change significantly from quarter to quarter and will depend on many factors, including:

     - the extent to which the Company's products gain market acceptance;

     - the timing and volume of system placements;

     - pricing of competitive products;

     - the cost and effect of promotional discounts, sales, and marketing programs and strategies;

     - introduction of alternative technologies by competitors;

     - regulatory and reimbursement matters;

     - preparation and submission of premarket approval applications to the FDA;

     - research and development activities; and

     - the extent to which the Company is successful in developing research and marketing alliances.

     During the fourth quarter of 2000, the Company enhanced and augmented its sales and marketing efforts through additional hiring and its arrangement with NPS, resulting in total sales and marketing forces in excess of 70 individuals. These forces include individuals engaged directly with the OB-GYN and primary care physician market to detail the PREP product. Additionally, the Company has expanded its laboratory sales forces under geographically established divisional lines to better address potential customers around the country. The Company has also established a focus on Marketing, and has focused resources on various marketing related initiatives designed to increase awareness and market acceptance of its products and services. TriPath Imaging anticipates that manufacturing expenses will increase to the extent that market acceptance of our products increases.

     The Company has not generated any taxable income to date and, therefore, has not paid any federal income taxes since its inception. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances, in amounts equal to the net deferred tax assets as of December 31, 2000 and 1999, have been established in each period to reflect these uncertainties.

     At December 31, 2000, the Company had net tax losses of approximately $181.4 million that may be carried forward to offset future taxable income. In addition, the Company had research credits available for carryforward of $3.5 million. These amounts expire beginning in 2003. Utilization of net tax losses and any tax credit carryforwards are subject to complex treatment under the Internal Revenue Code of 1986, as amended (the "Code"). Pursuant to Section 382 of the Code, the change in ownership resulting from the Company's initial public offering in September 1997 and any other future sale of stock may limit utilization of future losses in any one year. The Company believes that the sale of Common Stock in the offering did not create any immediate limitations on the Company's utilization of net operating losses.

RESULTS OF OPERATIONS

  Years ended December 31, 2000 and 1999

     Revenues -- Revenues for the year ended December 31, 2000 were $32.7 million, a 77% increase from revenues of $18.5 million for 1999. The increase in revenues is attributable to increases of $2.8 million in AutoPap fee-per-use revenue, and related revenue, and $5.2 million in AutoPap product sales. PREP revenue increased $5.8 million while Slide Wizard products revenue increased $400,000.

     Gross Margin -- Gross margin increased from 44% in 1999 to 51% in 2000. Contributing substantially to the increase in 2000 was increased PREP disposables revenue for gynecological purposes.

     Research and Development -- Research and development expenses for 2000 were $9.4 million, a 24% decrease from $12.3 million in 1999. This decrease was primarily attributable to the elimination redundant research and development efforts after the merger.

     Selling, General and Administrative -- Selling, general and administrative expenses for 2000 were $24.3 million, a 37% increase from $17.7 million in 1999. This increase resulted from the Company's expanded sales and marketing programs, to activities related to FDA submissions, to certain stock option related compensation expense, and to expenses associated with defending and settling litigation with a competitor.

     Net Loss from Operations -- Net loss from operations during 2000 was $17.0 million, a 49% improvement from $33.3 million in 1999. This improvement is due to improved gross profit resulting in large part from the 77% increase in revenues that was partially offset by an increase in selling, general and administrative expenses. A reduction in research and development expenses of $2.9 million, as well as approximately $11.4 million in costs related to the AutoCyte/NeoPath merger, also contributed to the improvement.

     Interest Income and Expense -- Interest income for 2000 was $1.3 million, a 13% increase from $1.1 million during 1999, primarily attributable to increased average cash balances during 2000 coupled with higher average rates of return on funds invested. The higher average cash balances resulted from cash received from an investment by Roche during the fourth quarter of 2000 and from a term loan the Company acquired in the first quarter of 2000. Interest expense for 2000 was $1.7 million compared to $416,000 during 1999. This increase is due to a term loan facility entered into during 2000.

  Years ended December 31, 1999 and 1998

     Revenues -- Revenues for the year ended December 31, 1999 were $18.5 million, a 10% increase from revenues of $16.8 million for 1998. The increase in revenues is attributable to a $4.7 million increase in AutoPap fee-per-use revenue, offset by a $4.1 million decrease in AutoPap product sales, and a $2.4 million increase in PREP revenue offset by a $1.4 million decrease in Slide Wizard products revenue.

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

     Transaction, Integration and Restructuring Costs -- In connection with its merger with NeoPath, the Company incurred approximately $8.4 million of nonrecurring transaction, integration and restructuring costs. These costs consisted primarily of $2.9 million in write-offs of assets, primarily property and equipment, $2.6 million of professional and transaction fees, a $1.3 million write-off of intangible assets, $1.1 million of severance costs and $500,000 in other costs.

     Net Loss from Operations -- Net loss from operations during 1999 was $33.3 million, an 11% improvement from $37.3 million in 1998. This improvement is due to the 10% increase in revenues and the reduction of research and development expenses in 1999, partially offset by the $8.4 million in non-recurring expenses related to the merger.

     Interest Income and Expense -- Interest income for 1999 was $1.1 million, a 52% decrease from $2.3 million during 1998, primarily attributable to the lower average cash balances during 1999. Interest expense for 1999 was $416,000 compared to $274,000 during 1998. This increase is due to additional equipment financing entered into in 1999.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1999, the FASB approved the Exposure Draft to defer for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is now effective for years beginning after June 15, 2000. SFAS 133 establishes a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company will adopt SFAS 133 in 2001, which may result in additional disclosures. The application of the new rules will not have a significant impact on the Company's consolidated financial position or results from operations. During the year ended December 31, 2000, the Company adopted the SEC's newly issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statement" ("SAB 101"), under which revenue is recorded upon the "material completion" of the sales transaction, as defined by the Bulletin. The effect of the accounting change did not have a significant impact on the consolidated statement of operations for the year ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Since its formation on October 24, 1996, the Company's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $184.7 million as of December 31, 2000. The Company has funded its operations primarily through the private placement and public sale of equity securities, resulting in net proceeds of $191.6 million, debt facilities and limited product sales. As of December 31, 2000, the Company had cash and cash equivalents of $54.3 million.

     Cash used in the Company's operations was $8.2 million in 2000, $23.0 million during 1999 and $30.5 million during 1998. Negative operating cash flow during 2000, 1999, and 1998 was caused primarily by operating losses. The Company's capital expenditures were $217,000 in 2000, $516,000 during 1999 and $2.3 million during 1998, with the expenditures primarily attributable to the purchase of machinery and equipment. The Company has no material commitments for capital expenditures.

     The Company has accrued a long-term contingent liability in the amount of $1.3 million in accordance with the provisions of SFAS No. 5, "Accounting for Contingencies," relating to the Company's obligation to pay a third party an amount based on the difference between the market price of the Common Stock on a specified date in the future and a predetermined target price.

     In November 2000, TriPath Imaging completed a private placement of securities under Regulation D of the Securities Act with a subsidiary of Roche pursuant to which Roche acquired five million shares of the Company's common stock for $8.00 per share. Additionally, Roche simultaneously acquired, for an aggregate purchase price of $3.0 million, warrants to purchase up to an additional five million shares with exercise prices ranging from $10.00 to $15.00 per share. These warrants are immediately exercisable by Roche. This transaction provided the Company with an additional $43.0 million in cash.

     In February 2000 the Company closed on an agreement for a $7.0 million subordinated debt facility. The facility was fully drawn at December 31, 2000. The agreement called for interest payments for the first six months of the agreement, after which principal amortization began. The loan balance, adjusted for a debt discount of $1.6 million, established in connection with warrants issued to the lenders was $4.7 million.

     In February 2000, the Company obtained a $5.0 million, one-year working capital facility from a bank. The Company had no balance drawn under this line at December 31, 2000. The line of credit was renewed on February 1, 2001 for an additional one year with substantially similar terms as in the preceding year.

     In March 2000, the Company announced a restructuring of its agreement with Quest. As a result of this arrangement, the Company received from Quest payments comprising a substantial portion of the Company's total revenue for the year 2000. As Quest has substantially performed its obligations under the agreement, the Company does not expect to receive significant revenue under this agreement in the year 2001.

     The Company believes that its existing cash and anticipated additional debt and lease financing for internal use assets, rental placements of PREP and fee-per-use placements of AutoPap, will be sufficient to enable the Company to meet its future cash obligations through 2001. The Company's future liquidity and capital requirements will depend upon numerous factors, including the level of placements of both PREP and AutoPap systems, the resources required, to further develop, and actual success of, its marketing and sales capabilities and efforts domestically and internationally, the resources required to expand manufacturing capacity and the extent to which the Company's products generate market acceptance and demand. In particular, the Company anticipates that marketing and sales expenditures for the continued PREP commercial rollout for gynecological uses in the United States, capital expenditures associated with placements of PREP IPO and rental units and AutoPap fee-per-use instruments, and expenditures related to manufacturing and other administrative costs will increase significantly. There can be no assurance that the

Company will not require additional financing or will not in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's liquidity and capital resources, business, financial condition and results of operations.

     The discussion included in this section, as well as elsewhere in the Annual Report on Form 10-K, may contain forward-looking statements based on current expectations of the Company's management. Such statements are subject to risks and uncertainties that could cause actual results to differ from those projected. See "Factors Affecting Future Operating Results" attached hereto as
Exhibit 99.1 and incorporated by reference into this Form 10-K. Readers are cautioned not to place undue reliance on the forward looking statements, which speak only as the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item may be found on pages F-1 through F-20 of this Form 10-K.

ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants on accounting or financial disclosure matters in the last fiscal year.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this item is contained in part under the caption "Executive Officers of the Registrant" in Part I, Item 1A hereof and the remainder is incorporated herein by reference from the discussion responsive thereto under the captions "Election of Directors" and "Section 16(a) Beneficial Reporting Compliance" in the Company's Proxy Statement relating to its Annual Meeting of Stockholders scheduled for May 24, 2001 (the "Proxy Statement").

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

     2.Financial Statement Schedule

       Reference is hereby made to Schedule II -- Valuation and Qualifying Accounts which is listed under Part II, Item 8 of this report.

       Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Consolidated Financial Statements.

     3.Exhibits

       The exhibits are listed under Part IV, Item 14(c) of this report.

(b)Reports on Form 8-K

     On October 24, 2000, the Company filed on Form 8-K to include financial information related to the financial investment by Roche.

     On February 2, 2001, the Company filed on Form 8-K to include information of its settlement of litigation with Cytyc Corporation.

(c)Exhibits

EXHIBIT
NUMBER                            DESCRIPTION
- -------                           -----------
  2.1     Agreement and Plan of Merger dated June 4, 1999 among
          AutoCyte, Trilogy Acquisition Corp. and NeoPath, Inc. Filed
          as Exhibit 2.1 to the Company's Form 8-K (File No.
          333-30227) filed on June 23, 1999 and incorporated herein by reference.
  3.1     Restated Certificate of Incorporation of the Company. Filed
          as Exhibit 3.5 to the Company's Registration Statement on
          Form S-1 (File No. 333-30227) and incorporated herein by
          reference.
  3.2     Amended and Restated By-laws of the Company. Filed as
          Exhibit 3.7 to the Company's Registration Statement on Form
          S-1 (File No. 333-30227) and incorporated herein by
          reference.
  4.1     Specimen of Common Stock Certificate. Filed as Exhibit 4.1
          to the Company's Registration Statement on Form S-1 (File
          No. 333-30227) and incorporated herein by reference.
 10.1*    Amended and Restated 1996 Equity Incentive Plan (including forms of incentive stock option certificate and nonstatutory stock option certificate). Filed as Exhibit 10.1 to the
          Company's Registration Statement on Form S-1 (File No.
          333-30227) and incorporated herein by reference.
 10.2*    1997 Director Stock Option Plan (including form of director nonstatutory stock option certificate). Filed as Exhibit
          10.2 to the Company's Registration Statement on Form S-1
          (File No. 333-30227) and incorporated herein by reference.
 10.3     Lease Agreement dated as of March 10, 1993 by and between
          Carolina Hosiery Mills, Inc. and Roche Biomedical
          Laboratories, Inc. ("RBL"), the predecessor of the Company's predecessor (including notices of renewal thereof dated
          December 27, 1995 and March 24, 1997). Filed as Exhibit 10.3
          to the Company's Registration Statement on Form S-1 (File
          No. 333-30227) and incorporated herein by reference.
 10.4     Lease Agreement dated as of April 25, 1995 by and between
          RBL, the predecessor of the Company's predecessor, and Roche
          Image Analysis Systems, Inc. ("RIAS"), the Company's
          predecessor (including notices of renewal thereof dated
          January 10, 1996 and March 18, 1997). Filed as Exhibit 10.4
          to the Company's Registration Statement on Form S-1 (File
          No. 333-30227) and incorporated herein by reference.

EXHIBIT
NUMBER                            DESCRIPTION
- -------                           -----------
 10.5+    OEM Supply Agreement dated January 13, 1995 between Tecan AG and RIAS, the Company's predecessor. Filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File
          No. 333-30227) and incorporated herein by reference.
 10.6+    Amendment to the OEM Supply Agreement dated October 14, 1996 between Tecan AG and RIAS, the Company's predecessor. Filed as Exhibit 10.7 to the Company's Registration Statement on
          Form S-1 (File No. 333-30227) and incorporated herein by
          reference.
 10.7     Agreement dated July 26, 1993 by and between Technical
          Precision Plastics, Inc. and RIAS, the Company's
          predecessor. Filed as Exhibit 10.8 to the Company's
          Registration Statement on Form S-1 (File No. 333-30227) and
          incorporated herein by reference.
 10.8     Registration Rights Agreement dated as of November 22, 1996 by and among the Company and the individuals and entities
          listed on Exhibit A thereto (including amendment thereof
          dated June 26, 1997). Filed as Exhibit 10.9 to the Company's
          Registration Statement on Form S-1 (File No. 333-30227) and
          incorporated herein by reference.
 10.9     Contribution Agreement dated as of November 22, 1996 by and among HLR Holdings Inc., RIAS and the Company. Filed as
          Exhibit 10.10 to the Company's Registration Statement on
          Form S-1 (File No. 333-30227) and incorporated herein by
          reference.
 10.10    Form of Indemnification Agreement between the Company and
          its Directors and Executive Officers. Filed as Exhibit 10.11
          to the Company's Registration Statement on Form S-1 (File
          No. 333-30227) and incorporated herein by reference.
 10.11    Lease Agreement dated as of July 28, 1997 by and between
          Carolina Hosiery Mills, Inc. and the Company. Filed as
          Exhibit 10.12 to the Company's Registration Statement on
          Form S-1 (File No. 333-30227) and incorporated herein by
          reference.
 10.12    Renewal dated January 6, 1998 of Lease Agreement dated as of
          April 25, 1995 by and between RBL, the predecessor of the
          Company's predecessor, and RIAS, the Company's predecessor.
          Filed as Exhibit 10.12 to the Company's Form 10-K for the
          year ended December 31, 1997 (File No. 0-22885) and
          incorporated herein by reference.
 10.13    Lease Agreement dated July 8, 1998 by and between Laboratory
          Corporation of America, TM Holdings and AutoCyte, Inc. Filed
          as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1998 (File No. 0-22885) and incorporated herein by reference.
 10.14    Lease Agreement dated June 12, 1998 by and between Carolina
          Hosiery Mills, Inc. and AutoCyte, Inc. Filed as Exhibit 10.1
          to the Company's Form 10-Q for the quarter ended June 30,
          1998 (File No. 0-22885) and incorporated herein by
          reference.
 10.15+   Supply Agreement dated June 1, 1998 by and between Technical
          Precision Plastics, Inc. and AutoCyte, Inc. Filed as Exhibit
          10.2 to the Company's Form 10-Q for the quarter ended June
          30, 1998 (File No. 0-22885) and incorporated herein by
          reference.
 10.16+   Supply Agreement dated March 5, 1998 by and between Tecan AG and AutoCyte, Inc. Filed as Exhibit 10.3 to the Company's
          Form 10-Q for the quarter ended June 30, 1998 (File No.
          0-22885) and incorporated herein by reference.
 10.17    Master Loan and Security Agreement dated December 21, 1998 by and between Oxford Venture Finance, LLC and AutoCyte,
          Inc. Filed as Exhibit 10.17 to the Company's Form 10-K for
          the year ended December 31, 1998 (File No. 0-22885) and
          incorporated herein by reference.
 10.18    Amendment dated March 2, 1999 to Lease Agreement dated July
          28, 1997 between Carolina Hosiery Mills, Inc. and AutoCyte,
          Inc. Filed as Exhibit 10.1 to the Company's Form 10-Q for
          the quarter ended March 31, 1999 (File No. 0-22885) and
          incorporated herein by reference.
 10.19    Asset Purchase Agreement by and between AutoCyte, Inc. and
          Neuromedical Systems, Inc. dated as of March 25, 1999. Filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 1999 (File No. 0-22885) and incorporated
          herein by reference.

EXHIBIT
NUMBER                            DESCRIPTION
- -------                           -----------
 10.20+   OEM Supply Agreement dated as of June 26, 1999 by and
          between Tecan AG and AutoCyte, Inc. Filed as Exhibit 10.20 to the Amendment No. 2 to the Company's S-1 (File No.
          333-82121) and incorporated herein by reference.
 10.21    Intellectual Property Purchase Agreement dated as of April
          24, 1999 by and between NeoPath, Inc. and AutoCyte, Inc.
          Filed as Exhibit 10.20 to the Amendment No. 2 to the
          Company's S-1 (File No. 333-82121) and incorporated herein by reference.
 10.22+   Master Agreement dated as of November 18, 1999 by and
          between TriPath Imaging, Inc. and Laboratory Corporation of
          America Holdings. Filed as Exhibit 10.22 to the Company's Form 10-K
          for the year ended December 31, 1999 (File No. 0-22885) and incorporated herein by reference.
 10.23    Loan and Security Agreement dated as of January 19, 2000 by and between MMC/GATX Partnership No. I, Transamerica
          Business Credit Corporation and TriPath Imaging, Inc. Filed
          as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2000 (File No. 0-22885) and incorporated
          herein by reference.
 10.24    Loan and Security Agreement dated as of January 31, 2000 by and between Silicon Valley Bank and TriPath Imaging, Inc.
          Filed as Exhibit 10.2 to the Company's Form 10-Q for the
          quarter ended March 31, 2000 (File No. 0-22885) and
          incorporated herein by reference.
 10.25*   Severance Agreement between the Company and Ernest Knesel, dated May 11, 2000. Filed as Exhibit 10.1 to the Company's
          Form 10-Q for the quarter ended September 30, 2000 (File No.
          0-22885) and incorporated herein by reference.
 10.26*   Option Repricing Agreement between the Company and Alan C.
          Nelson, dated June 29, 2000. Filed as Exhibit 10.2 to the
          Company's Form 10-Q for the quarter ended September 30, 2000
          (File No. 0-22885) and incorporated herein by reference.
 10.27    Securities Purchase Agreement, dated September 26, 2000, by and among TriPath Imaging, Inc., Roche International Ltd.
          and Certain Stockholders of TriPath Imaging. Filed as
          Exhibit 99.2 to the Company's Form 8-K as filed with the
          commission on October 24, 2000 (File No. 0-232885) and
          incorporated herein by reference.
 23.1     Consent of Ernst & Young LLP, independent auditors to the
          Company. Filed herewith.
 99.1     Factors Affecting Future Operating Results. Filed herewith.

- ---------------

* Indicates a management contract or compensatory plan.
+ Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to both Rule 406 of the Securities Act of 1933, as amended, and Rule 24b-2 of the Securities Exchange Act of 1934, as amended, as applicable. Omitted information is identified with asterisks in the appropriate places in the agreement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Burlington, State of North Carolina, on March 30, 2001.

                                          TRIPATH IMAGING, INC.

                                          By: /s/ Paul R. Sohmer
                                            ------------------------------------
                                                    Paul R. Sohmer, M.D.
                                               CHAIRMAN, PRESIDENT AND CHIEF
                                                      EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 30th day of March, 2001.

                      SIGNATURE                                            TITLE
                      ---------                                            -----

/s/ Paul R. Sohmer                                     President, Chief Executive Officer and
- -----------------------------------------------------    Director (Principal Executive Officer)
                PAUL R. SOHMER, M. D.

/s/ James D. Everhart                                  Director of Finance and Treasurer (Principal
- -----------------------------------------------------    Financial Officer and Principal Accounting
                  JAMES D. EVERHART                      Officer)

/s/ Thomas A. Bonfiglio                                Director
- -----------------------------------------------------
              THOMAS A. BONFIGLIO, M.D.

/s/ Richard A. Charpie                                 Director
- -----------------------------------------------------
                 RICHARD A. CHARPIE

/s/ Haywood D. Cochrane, Jr.                           Director
- -----------------------------------------------------
              HAYWOOD D. COCHRANE, JR.

/s/ Robert E. Curry                                    Director
- -----------------------------------------------------
                   ROBERT E. CURRY

/s/ David A. Thompson                                  Director
- -----------------------------------------------------
                  DAVID A. THOMPSON

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
- -------                           -----------
  2.1     Agreement and Plan of Merger dated June 4, 1999 among
          AutoCyte, Trilogy Acquisition Corp. and NeoPath, Inc. Filed
          as Exhibit 2.1 to the Company's Form 8-K (File No.
          333-30227) filed on June 23, 1999 and incorporated herein by reference.
  3.1     Restated Certificate of Incorporation of the Company. Filed
          as Exhibit 3.5 to the Company's Registration Statement on
          Form S-1 (File No. 333-30227) and incorporated herein by
          reference.
  3.2     Amended and Restated By-laws of the Company. Filed as
          Exhibit 3.7 to the Company's Registration Statement on Form
          S-1 (File No. 333-30227) and incorporated herein by
          reference.
  4.1     Specimen of Common Stock Certificate. Filed as Exhibit 4.1
          to the Company's Registration Statement on Form S-1 (File
          No. 333-30227) and incorporated herein by reference.
 10.1*    Amended and Restated 1996 Equity Incentive Plan (including forms of incentive stock option certificate and nonstatutory stock option certificate). Filed as Exhibit 10.1 to the
          Company's Registration Statement on Form S-1 (File No.
          333-30227) and incorporated herein by reference.
 10.2*    1997 Director Stock Option Plan (including form of director nonstatutory stock option certificate). Filed as Exhibit
          10.2 to the Company's Registration Statement on Form S-1
          (File No. 333-30227) and incorporated herein by reference.
 10.3     Lease Agreement dated as of March 10, 1993 by and between
          Carolina Hosiery Mills, Inc. and Roche Biomedical
          Laboratories, Inc. ("RBL"), the predecessor of the Company's predecessor (including notices of renewal thereof dated
          December 27, 1995 and March 24, 1997). Filed as Exhibit 10.3
          to the Company's Registration Statement on Form S-1 (File
          No. 333-30227) and incorporated herein by reference.
 10.4     Lease Agreement dated as of April 25, 1995 by and between
          RBL, the predecessor of the Company's predecessor, and Roche
          Image Analysis Systems, Inc. ("RIAS"), the Company's
          predecessor (including notices of renewal thereof dated
          January 10, 1996 and March 18, 1997). Filed as Exhibit 10.4
          to the Company's Registration Statement on Form S-1 (File
          No. 333-30227) and incorporated herein by reference.
 10.5+    OEM Supply Agreement dated January 13, 1995 between Tecan AG and RIAS, the Company's predecessor. Filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File
          No. 333-30227) and incorporated herein by reference.
 10.6+    Amendment to the OEM Supply Agreement dated October 14, 1996 between Tecan AG and RIAS, the Company's predecessor. Filed as Exhibit 10.7 to the Company's Registration Statement on
          Form S-1 (File No. 333-30227) and incorporated herein by
          reference.
 10.7     Agreement dated July 26, 1993 by and between Technical
          Precision Plastics, Inc. and RIAS, the Company's
          predecessor. Filed as Exhibit 10.8 to the Company's
          Registration Statement on Form S-1 (File No. 333-30227) and
          incorporated herein by reference.
 10.8     Registration Rights Agreement dated as of November 22, 1996 by and among the Company and the individuals and entities
          listed on Exhibit A thereto (including amendment thereof
          dated June 26, 1997). Filed as Exhibit 10.9 to the Company's
          Registration Statement on Form S-1 (File No. 333-30227) and
          incorporated herein by reference.
 10.9     Contribution Agreement dated as of November 22, 1996 by and among HLR Holdings Inc., RIAS and the Company. Filed as
          Exhibit 10.10 to the Company's Registration Statement on
          Form S-1 (File No. 333-30227) and incorporated herein by
          reference.
 10.10    Form of Indemnification Agreement between the Company and
          its Directors and Executive Officers. Filed as Exhibit 10.11
          to the Company's Registration Statement on Form S-1 (File
          No. 333-30227) and incorporated herein by reference.

EXHIBIT
NUMBER                            DESCRIPTION
- -------                           -----------
 10.11    Lease Agreement dated as of July 28, 1997 by and between
          Carolina Hosiery Mills, Inc. and the Company. Filed as
          Exhibit 10.12 to the Company's Registration Statement on
          Form S-1 (File No. 333-30227) and incorporated herein by
          reference.
 10.12    Renewal dated January 6, 1998 of Lease Agreement dated as of
          April 25, 1995 by and between RBL, the predecessor of the
          Company's predecessor, and RIAS, the Company's predecessor.
          Filed as Exhibit 10.12 to the Company's Form 10-K for the
          year ended December 31, 1997 (File No. 0-22885) and
          incorporated herein by reference.
 10.13    Lease Agreement dated July 8, 1998 by and between Laboratory
          Corporation of America, TM Holdings and AutoCyte, Inc. Filed
          as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1998 (File No. 0-22885) and incorporated herein by reference.
 10.14    Lease Agreement dated June 12, 1998 by and between Carolina
          Hosiery Mills, Inc. and AutoCyte, Inc. Filed as Exhibit 10.1
          to the Company's Form 10-Q for the quarter ended June 30,
          1998 (File No. 0-22885) and incorporated herein by
          reference.
 10.15+   Supply Agreement dated June 1, 1998 by and between Technical
          Precision Plastics, Inc. and AutoCyte, Inc. Filed as Exhibit
          10.2 to the Company's Form 10-Q for the quarter ended June
          30, 1998 (File No. 0-22885) and incorporated herein by
          reference.
 10.16+   Supply Agreement dated March 5, 1998 by and between Tecan AG and AutoCyte, Inc. Filed as Exhibit 10.3 to the Company's
          Form 10-Q for the quarter ended June 30, 1998 (File No.
          0-22885) and incorporated herein by reference.
 10.17    Master Loan and Security Agreement dated December 21, 1998 by and between Oxford Venture Finance, LLC and AutoCyte,
          Inc. Filed as Exhibit 10.17 to the Company's Form 10-K for
          the year ended December 31, 1998 (File No. 0-22885) and
          incorporated herein by reference.
 10.18    Amendment dated March 2, 1999 to Lease Agreement dated July
          28, 1997 between Carolina Hosiery Mills, Inc. and AutoCyte,
          Inc. Filed as Exhibit 10.1 to the Company's Form 10-Q for
          the quarter ended March 31, 1999 (File No. 0-22885) and
          incorporated herein by reference.
 10.19    Asset Purchase Agreement by and between AutoCyte, Inc. and
          Neuromedical Systems, Inc. dated as of March 25, 1999. Filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 1999 (File No. 0-22885) and incorporated
          herein by reference.
 10.20+   OEM Supply Agreement dated as of June 26, 1999 by and
          between Tecan AG and AutoCyte, Inc. Filed as Exhibit 10.20 to the Amendment No. 2 to the Company's S-1 (File No.
          333-82121) and incorporated herein by reference.
 10.21    Intellectual Property Purchase Agreement dated as of April
          24, 1999 by and between NeoPath, Inc. and AutoCyte, Inc.
          Filed as Exhibit 10.20 to the Amendment No. 2 to the
          Company's S-1 (File No. 333-82121) and incorporated herein by reference.
 10.22+   Master Agreement dated as of November 18, 1999 by and
          between TriPath Imaging, Inc. and Laboratory Corporation of
          America Holdings. Filed as Exhibit 10.22 to the Company's Form 10-K
          for the year ended December 31, 1999 (File No. 0-22885) and incorporated herein by reference.
 10.23    Loan and Security Agreement dated as of January 19, 2000 by and between MMC/GATX Partnership No. I, Transamerica
          Business Credit Corporation and TriPath Imaging, Inc. Filed
          as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2000 (File No. 0-22885) and incorporated
          herein by reference.
 10.24    Loan and Security Agreement dated as of January 31, 2000 by and between Silicon Valley Bank and TriPath Imaging, Inc.
          Filed as Exhibit 10.2 to the Company's Form 10-Q for the
          quarter ended March 31, 2000 (File No. 0-22885) and
          incorporated herein by reference.
 10.25*   Severance Agreement between the Company and Ernest Knesel, dated May 11, 2000. Filed as Exhibit 10.1 to the Company's
          Form 10-Q for the quarter ended September 30, 2000 (File No.
          0-22885) and incorporated herein by reference.

EXHIBIT
NUMBER                            DESCRIPTION
- -------                           -----------
 10.26*   Option Repricing Agreement between the Company and Alan C.
          Nelson, dated June 29, 2000. Filed as Exhibit 10.2 to the
          Company's Form 10-Q for the quarter ended September 30, 2000
          (File No. 0-22885) and incorporated herein by reference.
 10.27    Securities Purchase Agreement, dated September 26, 2000, by and among TriPath Imaging, Inc., Roche International Ltd.
          and Certain Stockholders of TriPath Imaging. Filed as
          Exhibit 99.2 to the Company's Form 8-K as filed with the
          commission on October 24, 2000 (File No. 0-232885) and
          incorporated herein by reference.
 23.1     Consent of Ernst & Young LLP, independent auditors to the
          Company. Filed herewith.
 99.1     Factors Affecting Future Operating Results. Filed herewith.

- ---------------

* Indicates a management contract or compensatory plan.
+ Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to both Rule 406 of the Securities Act of 1933, as amended, and Rule 24b-2 of the Securities Exchange Act of 1934, as amended, as applicable. Omitted information is identified with asterisks in the appropriate places in the agreement.

                             TRIPATH IMAGING, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................  F-2
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................  F-3
Consolidated Statements of Operations for the Years Ended
  December 31, 2000, 1999, and 1998.........................  F-4
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2000, 1999, and 1998.............  F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999, and 1998.........................  F-6
Notes to Consolidated Financial Statements..................  F-7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
TriPath Imaging, Inc.

     We have audited the accompanying consolidated balance sheets of TriPath Imaging, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TriPath Imaging, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                                      /s/ ERNST & YOUNG LLP

Raleigh, North Carolina
February 2, 2001

                             TRIPATH IMAGING, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                  2000            1999
                                                              -------------   -------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  54,340,169   $  13,962,337
  Accounts receivable, less allowance of $1,475,000 and
     $1,347,142 at December 31, 2000 and 1999,
     respectively...........................................     11,548,974       5,388,972
  Inventory, less reserves for obsolescence of $2,338,573
     and $2,444,059 at December 31, 2000 and 1999,
     respectively...........................................      8,422,184       7,802,907
  Other current assets......................................        940,692         916,126
                                                              -------------   -------------
     Total current assets...................................     75,252,019      28,070,342
Customer use assets.........................................      9,399,739      16,111,380
Property and equipment......................................      1,868,059       2,754,812
Other assets................................................        107,242         294,331
Patents, less accumulated amortization of $1,085,165 and
  $418,420 at December 31, 2000 and 1999, respectively......      8,459,253       9,108,738
Goodwill, less accumulated amortization of $615,625 and
  $465,625 at December 31, 2000 and 1999, respectively......      2,384,375       2,534,375
                                                              -------------   -------------
     Total assets...........................................  $  97,470,687   $  58,873,978
                                                              =============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   4,600,312   $   2,536,180
  Accrued expenses..........................................      3,947,111       4,602,252
  Deferred revenue and customer deposits....................      1,156,541       1,676,180
  Current portion of long-term debt.........................      3,232,114       1,917,345
                                                              -------------   -------------
     Total current liabilities..............................     12,936,078      10,731,957
Long-term debt, less current portion........................      2,447,594       1,020,030
Other long-term liabilities.................................      1,312,789          96,643
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares
  authorized; none issued and outstanding...................             --              --
Common stock, $0.01 par value; 49,000,000 shares authorized;
  34,125,649 and 28,107,362 shares issued and outstanding at
  December 31, 2000 and 1999, respectively..................        341,256         281,074
Additional paid-in capital..................................    265,260,039     214,892,392
Deferred compensation.......................................        (89,140)       (779,645)
Accumulated deficit.........................................   (184,737,929)   (167,368,473)
                                                              -------------   -------------
     Total stockholders' equity.............................     80,774,226      47,025,348
                                                              -------------   -------------
     Total liabilities and stockholders' equity.............  $  97,470,687   $  58,873,978
                                                              =============   =============

                            See accompanying notes.

                             TRIPATH IMAGING, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------
                                                           2000           1999           1998
                                                       ------------   ------------   ------------
Revenues.............................................  $ 32,651,749   $ 18,465,774   $ 16,848,622
Cost of revenues.....................................    16,006,248     10,368,173      9,693,512
                                                       ------------   ------------   ------------
Gross profit.........................................    16,645,501      8,097,601      7,155,110
Operating expenses:
  Research and development...........................     9,350,769     12,258,089     15,969,366
  Selling, general and administrative................    24,262,500     17,723,571     25,408,119
  Transaction, integration & restructuring costs.....            --      8,445,343             --
  In-process research & development..................            --      2,922,000             --
  Write-off of intangible assets.....................            --             --      3,084,289
                                                       ------------   ------------   ------------
                                                         33,613,269     41,349,003     44,461,774
                                                       ------------   ------------   ------------
Operating loss.......................................   (16,967,768)   (33,251,402)   (37,306,664)
Interest income......................................     1,256,359      1,110,627      2,309,716
Interest expense, including amortization of non-cash
  debt issuance costs under term loan agreement......    (1,658,047)      (416,065)      (273,705)
                                                       ------------   ------------   ------------
Net loss.............................................  $(17,369,456)  $(32,556,840)  $(35,270,653)
                                                       ============   ============   ============
Net loss per common share (basic and diluted)........  $      (0.60)  $      (1.17)  $      (1.46)
                                                       ============   ============   ============
Weighted-average common shares outstanding...........    29,137,224     27,818,600     24,098,206
                                                       ============   ============   ============

                            See accompanying notes.

                             TRIPATH IMAGING, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                        ACCUMULATED
                                          ADDITIONAL                                       OTHER           TOTAL
                               COMMON      PAID-IN        DEFERRED      ACCUMULATED    COMPREHENSIVE   STOCKHOLDERS'
                               STOCK       CAPITAL      COMPENSATION      DEFICIT      INCOME(LOSS)       EQUITY
                              --------   ------------   ------------   -------------   -------------   -------------
Balance at January 1,
  1998......................  $238,773   $190,497,464   $(2,743,280)   $ (99,540,980)    $(196,649)    $ 88,255,328
  Exercise of options and
    warrants................     2,692        164,028            --               --            --          166,720
  Release of common stock
    held in escrow..........       332        548,946            --               --            --          549,278
  Issuance of common stock
    under employee stock
    purchase plan...........       132        130,518            --               --            --          130,650
  Issuance of stock based
    compensation to
    consultant..............        --        200,000            --               --            --          200,000
  Amortization of deferred
    compensation............        --             --       862,764               --            --          862,764
  Unrealized appreciation on
    securities
    available-for-sale......        --             --            --               --       180,918          180,918
  Net loss..................        --             --            --      (35,270,653)           --      (35,270,653)
                                                                                                       ------------
    Comprehensive loss......                                                                            (35,089,735)
                              --------   ------------   -----------    -------------     ---------     ------------
Balance at December 31,
  1998......................   241,929    191,540,956    (1,880,516)    (134,811,633)      (15,731)      55,075,005
  Exercise of options and
    warrants................     2,146        150,125            --               --            --          152,271
  Private issuance of common
    stock...................    22,919     14,098,336            --               --            --       14,121,255
  Issuance of common stock
    for intellectual
    property................    14,000      9,335,917            --               --            --        9,349,917
  Issuance of common stock
    under employee stock
    purchase plan...........        80         46,689            --               --            --           46,769
  Issuance of stock based
    compensation to
    consultant..............        --          7,100            --               --            --            7,100
  Adjustment to deferred
    compensation............        --       (286,731)      286,731               --            --               --
  Amortization of deferred
    compensation............        --             --       814,140               --            --          814,140
  Unrealized appreciation on
    securities
    available-for-sale......        --             --            --               --        15,731           15,731
  Net loss..................        --             --            --      (32,556,840)           --      (32,556,840)
                                                                                                       ------------
    Comprehensive loss......                                                                            (32,541,109)
                              --------   ------------   -----------    -------------     ---------     ------------
Balance at December 31,
  1999......................   281,074    214,892,392      (779,645)    (167,368,473)           --       47,025,348
  Exercise of options and
    warrants................     8,382      1,542,762            --               --            --        1,551,144
  Private issuance of common
    stock and warrants......    50,000     42,950,000            --               --            --       43,000,000
  Issuance of warrants as
    consideration under term
    loan agreement..........        --      1,725,041            --               --            --        1,725,041
  Re-pricing of warrants
    issued as consideration
    under term loan
    agreement...............        --        420,042            --               --            --          420,042
  Re-pricing of stock
    options.................        --      2,133,839            --               --            --        2,133,839
  Issuance of stock based
    compensation............     1,800      1,618,200            --               --            --        1,620,000
  Adjustment to deferred
    compensation............        --        (22,237)       22,237               --            --               --
  Amortization of deferred
    compensation............        --             --       668,268               --            --          668,268
  Net loss..................        --             --            --      (17,369,456)           --      (17,369,456)
                                                                                                       ------------
    Comprehensive loss......                                                                            (17,369,456)
                              --------   ------------   -----------    -------------     ---------     ------------
Balance at December 31,
  2000......................  $341,256   $265,260,039   $   (89,140)   $(184,737,929)    $      --     $ 80,774,226
                              ========   ============   ===========    =============     =========     ============

                            See accompanying notes.

                             TRIPATH IMAGING, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED DECEMBER 31,
                                                            ------------------------------------------
                                                                2000           1999           1998
                                                            ------------   ------------   ------------
OPERATING ACTIVITIES
Net loss..................................................  $(17,369,456)  $(32,556,840)  $(35,270,653)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation..........................................     5,867,594      6,894,994      5,707,956
    Amortization of intangible assets.....................       816,745        604,081        998,914
    Amortization of deferred compensation.................       668,268        814,140        862,764
    Non-cash restructuring costs..........................            --      4,239,489             --
    Non-cash equity compensation..........................     2,133,839             --             --
    Purchased in-process research and development.........            --      2,922,000             --
    Write off of intangible assets........................            --             --      3,084,289
    Accrued interest on securities available-for-sale.....            --             --        562,267
    Issuance of stock options for services rendered.......            --          7,100        200,000
    Issuance of stock based compensation..................     1,620,000             --             --
    Amortization of non-cash debt issuance costs..........       506,842             --             --
    Loss on disposal of fixed assets......................         1,190             --             --
    Other non-cash items..................................     1,260,000         22,455             --
  Changes in operating assets and liabilities:
    Accounts receivable...................................    (6,160,002)    (1,836,385)       839,683
    Inventory.............................................     1,327,825     (4,677,607)    (7,987,234)
    Other current assets..................................       (24,566)      (169,833)      (158,636)
    Other long- term assets...............................       187,089        619,519       (184,570)
    Accounts payable and accrued expenses.................     1,444,355       (547,360)       426,212
    Deferred revenue and customer deposits................      (519,639)       713,510        400,793
                                                            ------------   ------------   ------------
Net cash used in operating activities.....................    (8,239,916)   (22,950,737)   (30,518,215)
INVESTING ACTIVITIES
Purchases of property and equipment.......................      (217,493)      (515,825)    (2,320,913)
Purchases of securities available-for-sale................            --     (7,199,372)    (1,743,949)
Maturities of securities available-for-sale...............            --     10,589,652     23,397,684
Additions to intellectual property........................       (17,260)    (4,259,797)       (63,962)
Other.....................................................            --             --         (6,756)
                                                            ------------   ------------   ------------
Net cash (used in) provided by investing activities.......      (234,753)    (1,385,342)    19,262,104
FINANCING ACTIVITIES
Net proceeds from issuance of common stock and warrants...    43,000,000     14,411,255             --
Issuance of common stock under employee stock purchase
  plan....................................................            --         46,769        130,650
Proceeds from exercise of stock options and warrants......     1,551,144        152,271        166,720
Other.....................................................       (79,218)      (220,020)       (34,545)
Proceeds from long-term debt..............................     8,500,000      1,242,565      5,855,019
Payments on long-term debt................................    (4,119,425)    (2,900,398)    (1,259,811)
                                                            ------------   ------------   ------------
Net cash provided by financing activities.................    48,852,501     12,732,442      4,858,033
                                                            ------------   ------------   ------------
Net increase (decrease) in cash and cash equivalents......    40,377,832    (11,603,637)    (6,398,078)
Cash and cash equivalents at beginning of period..........    13,962,337     25,565,974     31,964,052
                                                            ------------   ------------   ------------
Cash and cash equivalents at end of period................  $ 54,340,169   $ 13,962,337   $ 25,565,974
                                                            ============   ============   ============
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest....................................  $  1,151,205   $    416,065   $    273,705
                                                            ============   ============   ============
NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of warrants as consideration under term loan
  agreement and subsequent re-pricing.....................  $  2,145,083   $         --   $         --
Common stock issued for acquisition of intellectual
  property................................................            --      9,450,000             --
                                                            ------------   ------------   ------------
                                                            $  2,145,083   $  9,450,000   $         --
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

     On September 30, 1999, AutoCyte completed its merger of NeoPath, Inc. ("NeoPath") in exchange for approximately 13.8 million shares of AutoCyte common stock. The transaction was structured as a merger (the "Merger") of a wholly-owned subsidiary of AutoCyte with and into NeoPath. The Merger was a tax-free reorganization and was accounted for as a pooling of interests in accordance with Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations". NeoPath developed and marketed products to increase accuracy in medical testing. In conjunction with the Merger, AutoCyte changed its name to TriPath Imaging, Inc.

     The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements follow:

                                                          NINE MONTHS ENDED    YEAR ENDED
                                                            SEPTEMBER 30,     DECEMBER 31,
                                                                1999              1998
                                                          -----------------   ------------
                                                             (UNAUDITED)
Revenues
  AutoCyte..............................................     $ 3,882,442      $ 4,769,686
  NeoPath...............................................       8,203,803       12,078,936
                                                             -----------      -----------
     Combined...........................................     $12,086,245      $16,848,622
                                                             ===========      ===========
Net Loss
  AutoCyte..............................................     $14,419,778      $ 9,090,072
  NeoPath...............................................      15,092,893       26,180,581
                                                             -----------      -----------
     Combined...........................................     $29,512,671      $35,270,653
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

                             TRIPATH IMAGING, INC.

  Use of Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

  Revenue Recognition

     Revenue is recognized from product sales and fee-per-use arrangements, including service and license agreements, rental contracts, and minimum fee-per-use contracts. The Company recognizes product sales revenue upon shipment if the products do not require installation at the customer's site upon shipment (typically international distributor sales and disposable sales). Fee-per-use, and all service-related, revenue is recognized as earned.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

  Securities Available-for-Sale

     TriPath's investment portfolio, which was disposed of in 1999, was classified as available-for-sale, and such securities were stated at fair value, with unrealized gains and losses included in other comprehensive income or loss. Interest earned on securities available-for-sale was included in interest income. The amortized cost of investments in this category was adjusted for accretion of premiums and amortization of discounts to maturity. Such amortization and accretion were included in interest income. The cost of securities sold was calculated using the specific identification method.

  Inventory

     Inventory is stated at the lower of cost or net realizable value (first-in first-out basis). Net realizable value of inventory is reviewed in detail on an on-going basis, with consideration given to deterioration, obsolescence, and other factors.

  Customer-Use Assets

     PREP and AutoPap systems manufactured for rental or fee-per-use placements are carried in inventory until the systems are shipped, at which time they are reclassified to customer-use assets (non-current assets). Reclassifications of $2,142,642, $4,348,709 and $7,721,515 occurred between customer-use assets and inventory during 2000, 1999 and 1998, respectively. Customer-use assets are depreciated on a straight-line basis over an estimated useful life of four years. Depreciation expense of customer-use assets amounted to $4,183,849, $4,065,233 and $2,431,152 during 2000, 1999 and 1998, respectively.

  Property and Equipment

     Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives (three to seven years) of the individual assets. Depreciation expense of property and equipment amounted to $1,488,205, $2,829,761 and $3,276,804 during 2000, 1999 and 1998, respectively.

                             TRIPATH IMAGING, INC.

  Goodwill

     The excess cost over the fair value of net assets acquired ("goodwill") is being amortized using the straight-line method over 20 years.

  Patents

     Patents consist of patents and core technology acquired from Neuromedical Systems, Inc. ("NSI"). Such assets are amortized using the straight-line method over estimated useful lives ranging from 14 to 20 years.

  Asset Impairment

     The Company periodically reviews the value of its long-lived assets to determine if an impairment has occurred. In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ", if this review indicates that the assets will not be recoverable, as determined based on an analysis of undiscounted cash flows over the remaining amortization period, the Company would reduce the carrying value of its long-lived assets accordingly. During 1998, the Company recognized such a loss for the write-off of intangible assets related to the Pathfinder product line (see note 5). There were no such losses recognized in 1999 or 2000.

  Deferred Revenue

     Deferred revenue consists of upfront cash receipts related to AutoPap and PREP service and equipment contracts and a worldwide exclusive international distributor agreement for the Company's ImageTiter(R) product. Pursuant to the terms of the agreement, the Company received a $1,000,000 non-refundable payment for the agreement, services to be performed, and as a payment for future product shipments. Revenue related to the worldwide exclusive international distributor agreement is recognized ratably over four years. The balance remaining to be recognized as revenue amounted to $150,995, $250,995 and $378,995 at December 31, 2000, 1999 and 1998, respectively. Revenue related to service and equipment contracts is recognized as earned.

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

                             TRIPATH IMAGING, INC.

     Effective July 1, 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"). FIN 44 provides guidance on issues regarding the application of APB 25. The Company has adopted the guidance provided by FIN 44 with effect from July 1, 2000. The Company recorded non-cash equity compensation expense of $2.1 million for the 2000 year in accordance with the requirements of APB 25 and FIN 44.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). For companies that continue to account for stock based compensation arrangements under APB 25, SFAS 123 requires disclosure of the pro forma effect on net income (loss) and earnings (loss) per share as if the fair value based method prescribed by SFAS 123 had been applied. The Company has adopted the pro forma disclosure requirements of SFAS 123 (See Note 9).

  Net Loss Per Common Share

     The Company incurred losses during all periods presented. As a result, the effect of options and warrants is anti-dilutive. Accordingly, there is no difference between basic and diluted loss per share.

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

  Advertising Expense

     The cost of advertising is expensed as incurred. Advertising and marketing expense, including trade show expense, amounted to $314,034, $240,662 and $1,335,580 during 2000, 1999 and 1998, respectively.

  Foreign Currency Translation

     The financial statements of foreign subsidiaries and branches have been translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation". All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been immaterial. The effect on the consolidated statements of operations of transaction gains and losses is insignificant for all years presented.

  Business Segments and Markets

     TriPath currently operates in a single business segment and is engaged in the development and sale of cytology and pathology automation systems for use in clinical laboratory applications.

     Through September 30, 2000, TriPath's domestic revenues were generated primarily through the Company's direct sales activities. In October 2000, the Company commenced with the planned expansion of its field sales forces, which included the contracting of an outside sales organization. International revenues continue to be derived primarily through distributors. International revenues accounted for 32%, 29% and 31% of total revenues during 2000, 1999 and 1998, respectively. The Company's largest customer accounted for 20% of total revenue in 2000. In 1999 and 1998, the Company's four largest customers accounted for 50% and 33% of total revenues, respectively.

                             TRIPATH IMAGING, INC.

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

  Recently Issued Accounting Standards

     In June 1999, the FASB approved the Exposure Draft to defer for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is now effective for years beginning after June 15, 2000. SFAS 133 establishes a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company will adopt SFAS 133 in 2001, which may result in additional disclosures. The application of the new rules will not have a significant impact on the Company's consolidated financial position or results from operations.

     During the year ended December 31, 2000, the Company adopted the SEC's newly issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statement" ("SAB 101"), under which revenue is recorded upon the "material completion" of the sales transaction, as defined by the Bulletin. The effect of the accounting change did not have a significant impact on the consolidated statement of operations for the year ended December 31, 2000.

                             TRIPATH IMAGING, INC.

3. BALANCE SHEET INFORMATION

     Detailed balance sheet information is as follows:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               2000           1999
                                                            -----------    -----------
Inventory
  Raw materials...........................................  $ 3,438,601    $ 2,371,531
  Work-in-process.........................................    1,468,691      1,913,914
  Finished goods..........................................    3,514,892      3,517,462
                                                            -----------    -----------
                                                            $ 8,422,184    $ 7,802,907
                                                            ===========    ===========
Customer-use assets
  Customer-use systems....................................  $18,868,025    $24,226,104
  Accumulated depreciation................................   (9,468,286)    (8,114,724)
                                                            -----------    -----------
                                                            $ 9,399,739    $16,111,380
                                                            ===========    ===========
Property and equipment
  Machinery and equipment.................................  $ 5,582,896    $ 5,324,491
  Demonstration equipment.................................      754,470        723,678
  Furniture, fixtures and improvements....................    1,100,581      1,098,382
  Leasehold Improvements..................................    1,315,156      1,311,445
  Vehicles................................................       48,031         48,031
  Computer equipment and software.........................    3,359,761      3,165,766
                                                            -----------    -----------
     Total property and equipment.........................   12,160,895     11,671,793
     Accumulated depreciation.............................  (10,292,836)    (8,916,981)
                                                            -----------    -----------
                                                            $ 1,868,059    $ 2,754,812
                                                            ===========    ===========
Accrued expenses
  Accrued payroll and related benefits....................  $   447,072    $   505,782
  Accrued warranty costs..................................    1,373,568      1,159,691
  Other accrued expenses..................................    2,126,471      2,936,779
                                                            -----------    -----------
                                                            $ 3,947,111    $ 4,602,252
                                                            ===========    ===========

4. ALLOWANCE FOR DOUBTFUL ACCOUNTS

     A summary of the allowance for doubtful account activity is as follows:

                                                                 DECEMBER 31,
                                                      ----------------------------------
                                                         2000         1999        1998
                                                      ----------   ----------   --------
Balance, beginning of year..........................  $1,347,142   $  650,993   $585,000
Amounts charged to expense..........................     219,634      815,832    102,000
Amounts written off.................................     (91,776)    (119,683)   (36,007)
                                                      ----------   ----------   --------
Balance, end of year................................  $1,475,000   $1,347,142   $650,993
                                                      ==========   ==========   ========

5. PATHFINDER SYSTEM PRODUCT LINE

     In the quarter ended December 31, 1998, the Company wrote off $3.1 million of intangible assets related to the Pathfinder System product line. The Company acquired the Pathfinder System product line in June 1997 for an initial purchase price of $4.1 million. The initial purchase price included cash of $2.7 million (including transaction-related expenses), a $500,000 short-term note paid in October 1997, and the issuance

                             TRIPATH IMAGING, INC.

of shares of common stock valued at approximately $1.4 million. As a result of the purchase, TriPath recognized $4.3 million in intangible assets that were to be amortized over five years. Due to continuing low sales levels of Pathfinder systems, and related losses attributable directly to the Pathfinder product line, the Company identified indications of impairment in the fourth quarter of 1998 and later decided to discontinue development and commercialization of this product line. The Company compared the carrying value of these intangible assets to expected future cash flows applicable to the Pathfinder product and, as a result, wrote off the remaining balance of intangible assets. Pathfinder product sales accounted for approximately 2% of total revenues in 1998.

6. ACQUISITION OF INTELLECTUAL PROPERTY

     On March 25, 1999, TriPath entered into a purchase and sale agreement to acquire the intellectual property estate of NSI, a developer of interactive, neural net technology for the computer screening of conventional Pap smears. Under the terms of the agreement, TriPath agreed to acquire the entire patent estate (including the right to pursue any claims relating to the patent estate), trademarks, regulatory applications, clinical data and all other intellectual and intangible property rights relating to the business of NSI, which, concurrent with the execution of the agreement, filed a voluntary Chapter 11 petition in the U.S. Bankruptcy Court for the District of Delaware. The bankruptcy court approved this agreement and the transaction closed on May 17, 1999. The purchase price consisted of:

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
                                                              -----------
                                                              $13,651,340
                                                              ===========

     The Company charged to expense at the date of acquisition $2,922,000 relating to the portion of the purchase price allocated to those in-process research and development projects where technological feasibility had not yet been established. In connection with the merger, the Company wrote off $1,339,340 relating to the core technology (Note 10).

7. LONG-TERM OBLIGATIONS AND COMMITMENTS

  Subordinated Term Loan

     On February 8, 2000, the Company closed a $7.0 million subordinated term loan with a syndicate of lenders to finance operations. The Company drew $5.3 million of this facility in February 2000 and the balance of $1.7 million in March 2000. As of December 31, 2000, the balance outstanding was $6.4 million, including a current portion of $2.8 million and a long-term portion of $3.6 million. The loan, which is secured by substantially all of the Company's assets, including intellectual property, accrues interest at the three year U.S. Treasury note rate plus 8%. Accrued interest is due monthly for the first six months of each draw, at which time the outstanding principal balance becomes payable over a thirty month term. In connection with this term loan, the Company issued to the lenders warrants to purchase 223,253 shares of the Company's common stock. Using a Black-Scholes pricing model, these warrants were valued as of December 31, 2000 at $1.6 million, which represents non-cash debt issuance costs. These warrants, which expire in 2007, were recorded as additional paid-in capital and the resulting debt issuance costs are being amortized to interest

                             TRIPATH IMAGING, INC.

expense over the three-year term of the loan. These warrants have a weighted-average exercise price of $4.70 and were exercisable upon issuance.

  Note Payable to Bank

     In April 1998, TriPath entered into a loan agreement with a bank pursuant to which the Company could borrow amounts based on the manufacturing cost of AutoPap systems placed on fee-per-use contracts. Accordingly, in June 1998, the Company borrowed $5.0 million under the loan agreement. The Company had repaid the outstanding borrowings by December 31, 2000. An amount of $1.2 million was outstanding under the agreement at December 31, 1999. The bank debt was secured by substantially all of the Company's assets, excluding intellectual property, and amounts were repayable over 24 months from the date of each draw. In addition, the Company had to comply with certain financial covenants. As of December 31, 1999, the bank facility was secured by $2.0 million in restricted cash in an interest-bearing account with the bank. The restricted cash was included in cash and cash equivalents on the balance sheet. Borrowings under this agreement were subject to interest at the bank's prime rate (8.75% at December 31, 1999) plus 1 percent per annum.

  Note Payable to Finance Company

     In December 1998, the Company entered into an agreement with an equipment financing company to provide the Company with a $5.0 million line of credit to finance certain of the Company's equipment purchases. The Company had outstanding borrowings of $851,100 and $1.3 million under the agreement at December 31, 2000 and 1999, respectively. The agreement has a loan term of 48 months and the loan is secured by a security interest in the financed equipment. Interest is calculated based on the four-year Treasury Bill Weekly Average rate plus 6.121%.

  Notes Payable to Finance Company

     During 1999, the Company entered into agreements with a financing company to finance the purchase of various insurance policies. The Company had outstanding borrowings of $75,300 and $414,000 under the agreements at December 31, 2000 and 1999, respectively. The loan terms range from 8 to 36 months and are secured by a security interest in the policies. Interest is calculated at a rate of 8.37%.

  Working Capital Facility

     In February 2000, the Company closed a $5.0 million working capital facility with a bank. The outstanding balance is limited to an amount equal to 80% of eligible accounts receivable. The line commitment expired on January 31, 2001 and was renewed for a further year until January 31, 2002. The line bears interest at the bank's prime rate plus 1% and is collateralized by substantially all of the assets of the Company. The line of credit carries customary covenants, including the maintenance of a minimum modified current ratio and other requirements. The Company had no outstanding borrowings under this agreement at December 31, 2000.

                             TRIPATH IMAGING, INC.

     At December 31, 2000, maturities of the outstanding debt are as follows:

2001........................................................  $3,232,114
2002........................................................   3,200,396
2003........................................................     884,790
2004........................................................         649
                                                              ----------
                                                               7,317,949
Less: Unamortized debt issuance costs.......................   1,638,241
                                                              ----------
                                                              $5,679,708
                                                              ==========

     The fair value of the Company's long-term debt, which approximates its carrying value, is estimated using discounted cash flow analysis based on the Company's current incremental borrowing rates for similar type borrowing arrangements.

  Leases

     The Company leases its office and manufacturing facilities and certain office equipment under operating leases, with various renewal options, expiring at various times through 2007.

     At December 31, 2000, future minimum lease payments under these leases are as follows:

2001........................................................  $1,272,562
2002........................................................   1,234,954
2003........................................................   1,252,477
2004........................................................   1,265,197
2005........................................................     202,252
Thereafter..................................................      19,299
                                                              ----------
                                                              $5,246,741
                                                              ==========

     Rent expense amounted to $1,340,812, $1,239,923 and $1,211,594 during 2000,
1999 and 1998, respectively.

  Other Long-Term Liabilities

     Other long-term liabilities include an amount of $1.3 million, which has been accrued in accordance with the provisions of SFAS No. 5, "Accounting for Contingencies", on the basis that the likelihood of a future event occurring is probable and reasonably estimable. Under the terms of the event leading up to this liability, the future price of the Company's common stock solely impacts the actual incurrence of the contingent liability.

8. INCOME TAXES

     At December 31, 2000, the Company had net tax loss carryforwards of approximately $181.4 million, which begin to expire in 2003 for federal income tax purposes. The Company also has approximately $3.5 million in research and development carryforwards that begin to expire in 2003. Due to the prior issuance and sale of shares of preferred stock, the Company has incurred "ownership changes" pursuant to applicable regulations in effect under the Internal Revenue Code of 1986, as amended. Therefore, the Company's use of losses incurred through the date of these ownership changes will be limited during the carryforward period. The Company estimates that the use of approximately $28.0 million of losses incurred prior to one or more of the ownership changes would be limited in the carryforward periods. To the extent that any single-year loss is

                             TRIPATH IMAGING, INC.

not utilized to the full amount of the limitation, such unused loss is carried over to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period.

     Approximately $5.1 million of the net tax loss carryforward is attributed to the deduction for stock options, the tax effect of which will be credited to equity when recognized.

     Deferred income taxes reflect the net tax effects of temporary differences between the tax basis of assets and liabilities and the corresponding financial statement amounts. Significant components of the Company's deferred income tax assets (liabilities) are as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Net tax loss carryforwards..................................  $ 69,975   $ 63,546
Research and development credits............................     3,508      3,500
Amortization and write-off of intangible assets.............        --      1,331
Allowance for doubtful accounts.............................       569        538
Deferred compensation.......................................       443        192
Accrued vacation............................................        79        160
Charitable contribution carryforwards.......................        15        130
Other.......................................................       609        600
Inventory...................................................       492         --
Intangible assets, net of amortization......................       983      2,835
Property and equipment......................................       475        616
Valuation allowance.........................................   (77,148)   (73,448)
                                                              --------   --------
                                                              $     --   $     --
                                                              ========   ========

     Due to the uncertainty of the Company's ability to generate taxable income to realize its deferred tax assets, a valuation allowance has been established for financial reporting purposes equal to the amount of the net deferred tax assets. The Company's valuation allowance was $77.1 million and $73.4 million at December 31, 2000 and 1999, respectively.

9. STOCKHOLDERS' EQUITY

  Preferred Stock

     Pursuant to the Company's amended and restated Certificate of Incorporation, the Board of Directors has the authority, without further vote or action by the stockholders, to issue up to 1,000,000 shares of Preferred Stock in one or more series and to fix the relative rights, preferences, privileges, qualifications, limitations and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of Common Stock. At December 31, 2000 there were no shares of Preferred Stock outstanding.

  Private Equity Transaction

     On November 14, 2000, the Company completed a $43.0 million private equity transaction with a subsidiary of Hoffmann-La Roche ("Roche") in terms of which Roche acquired 5.0 million shares of the Company's common stock for $8.00 per share. Additionally, Roche simultaneously acquired, for an aggregate purchase price of $3.0 million, warrants to purchase an additional 5.0 million shares at strike prices ranging from $10.00 to $15.00 per share. The proceeds from the sale of these warrants were recorded as additional paid-in capital.

                             TRIPATH IMAGING, INC.

     On February 9, 1999, the Company completed a $14.5 million private equity transaction, issuing 2.3 million shares of common stock to investors at a price of $6.33 per share. In connection with the financing, the Company issued to a related party five year warrants to purchase 79,030 shares of common stock at an exercise price of $7.45 per share.

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

     A summary of activity under the Plans is as follows:

                                                                   OPTIONS OUTSTANDING
                                                              -----------------------------
                                                              NUMBER OF    WEIGHTED-AVERAGE
                                                                SHARES      EXERCISE PRICE
                                                              ----------   ----------------
Outstanding at December 31, 1998............................   2,640,940        $12.57
  Options granted...........................................   1,564,982          5.14
  Options exercised.........................................    (213,814)         0.74
  Options canceled/expired..................................    (835,631)        14.14
                                                              ----------
Outstanding at December 31, 1999............................   3,156,477          7.11
  Options granted...........................................   1,350,763          4.50
  Options exercised.........................................    (863,267)         1.90
  Options canceled/expired..................................    (822,931)        10.93
                                                              ----------
Outstanding at December 31, 2000............................   2,821,042        $ 6.34
                                                              ==========

                            OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
               ----------------------------------------------   -------------------------------
                                 WEIGHTED-
                   NUMBER         AVERAGE                           NUMBER
               OUTSTANDING AT    REMAINING       WEIGHTED-      EXERCISABLE AT     WEIGHTED-
                DECEMBER 31,    CONTRACTUAL       AVERAGE        DECEMBER 31,       AVERAGE
PRICE RANGE         2000        LIFE (YEARS)   EXERCISE PRICE        2000        EXERCISE PRICE
- ------------   --------------   ------------   --------------   --------------   --------------
  $0.20-0.20       239,134          5.9            $ 0.20           224,581          $ 0.20
   0.76-0.76         2,415          0.7              0.76             2,415            0.76
   1.52-2.28        21,273          2.6              1.61            21,273            1.61
   2.69-3.88        42,623          4.8              3.06            36,725            3.04
   4.13-6.16     2,023,362          8.3              5.13           924,999            5.07
   6.25-9.38       139,535          8.2              7.86            65,747            7.57
  9.75-14.24        14,644          4.9             13.63            12,727           14.21
 15.34-22.78       313,557          6.9             16.80           313,557           16.80
 29.89-36.06        24,499          5.3             30.09            24,499           30.09
                 ---------                                        ---------
 $0.20-36.06     2,821,042          7.8            $ 6.34         1,626,523          $ 7.11
                 =========                                        =========

     In 1996, the Company sold 590,260 shares of restricted Common Stock with a deemed fair value of $1.63 per share to a former Company Officer ("CO") at a price of $0.20 per share. Under the terms of the restricted stock purchase agreement, the shares vested ratably over a 48-month term and were subject to repurchase by the Company at the issuance price if the CO ceased to be employed by the Company. Under the terms of an amendment to the restricted stock purchase agreement, in the event that the CO terminated employment with the Company, other than for cause, in addition to all other shares that had already vested pursuant to the original agreement, 50% of the unvested shares as of the date of departure would become vested as of that

                             TRIPATH IMAGING, INC.

date. The CO left the employment of the Company in September 2000 and non-cash compensation expense of $137,954 was recorded.

  SFAS 123

     The Company has adopted the disclosure-only provisions of SFAS 123. In accordance with SFAS 123, the fair value of each option grant was determined by using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                        YEAR ENDED DECEMBER 31,
                                                  ------------------------------------
                                                     2000         1999         1998
                                                  ----------   ----------   ----------
Risk-free interest rate.........................       6.37%        5.34%        5.29%
Expected dividend yield.........................       0.00%        0.00%        0.00%
Expected lives..................................   48 months    48 months    48 months
Expected volatility.............................        0.90         0.87         0.75
Weighted-average fair value of grants...........  $     4.51   $     5.14   $     5.87

     Had compensation cost for the Company's stock options been determined based on the fair value at the date of grant consistent with the provisions of SFAS 123, the Company's pro forma net loss and net loss per share would have been as follows:

                                                        YEAR ENDED DECEMBER 31,
                                               ------------------------------------------
                                                   2000           1999           1998
                                               ------------   ------------   ------------
Net loss:
  As reported................................  $(17,369,456)  $(32,556,840)  $(35,270,653)
  Pro forma..................................   (20,060,516)   (38,274,434)   (42,469,238)
Net loss per common share (basic & diluted):
  As reported................................         (0.60)         (1.17)         (1.46)
  Pro forma..................................  $      (0.69)  $      (1.38)  $      (1.76)

  Warrants

     In 1998, the Company issued a warrant to a consultant to purchase 47,418 shares of common stock at $5.45 per share, which was the closing price of the Company's common stock on the date of the initial agreement. The Company had also issued a comparable stock option grant to the same consultant. As a result, in 1998 the Company recognized $200,000 in non-cash expenses related to the consulting agreement and continued to recognize expenses during the one-year agreement.

     On February 9, 1999, the Company completed a $14.5 million private equity transaction. In connection with the financing, the Company issued to a related party five year warrants to purchase 79,030 shares of common stock at an exercise price of $7.45 per share.

     On February 8, 2000, the Company closed a $7.0 million subordinated term loan with a syndicate of lenders to finance operations (Note 7). The Company issued warrants to the lenders to purchase 223,253 shares of common stock at a weighted-average exercise price of $4.70 per share. The warrants were exercisable upon issuance and expire in 2007. None of these warrants had been exercised as of December 31, 2000.

     On November 14, 2000, the Company completed a $43.0 million private equity transaction with Roche in terms of which Roche acquired, for an aggregate purchase price of $3.0 million, warrants to purchase 5.0 million shares of common stock at a weighted exercise price of $11.50 per share. The warrants were immediately exercisable and expire in 2003. None of these warrants had been exercised by December 31, 2000.

                             TRIPATH IMAGING, INC.

     As of December 31, 2000, there were 5,302,283 warrants outstanding with a weighted-average exercise price of $11.15. These warrants expire at various dates through 2007.

  Common Stock Reserved for Future Issuance

     At December 31, 2000, the Company has reserved authorized shares of Common Stock for future issuance as follows:

                                                              DECEMBER 31, 2000
                                                              -----------------
Outstanding stock options...................................      2,821,042
Possible future issuance under equity incentive plans.......      1,183,639
Common stock warrants.......................................      5,302,283
                                                                  ---------
          Total shares reserved.............................      9,306,964
                                                                  =========

  Deferred Compensation

     The Company recorded deferred compensation for the difference between the exercise price and the deemed fair value of the Company's common stock option and restricted stock grants. The amount is being amortized over the vesting period of the individual options, generally 48 months. Amortization of deferred compensation amounted to $668,268, $814,140 and $862,764 during 2000, 1999 and 1998, respectively. In 2000, the Company adjusted the deferred compensation amount by $22,237 to reflect the cancellation, accelerated vesting and non-forfeiture of options granted to terminated employees.

10. TRANSACTION, INTEGRATION AND RESTRUCTURING COSTS

     In connection with the Merger with NeoPath on September 30, 1999, certain expenses of the transaction, costs to integrate the two organizations, and expenses associated with the restructuring of the Company's business have been accrued and recorded as an expense. The following table presents the components of the expense:

                                                                         PAYMENTS
                                                                  -----------------------    BALANCE
                                                  TOTAL EXPENSE      1999         2000      REMAINING
                                                  -------------   ----------   ----------   ---------
Cash expenses:
  Transaction and professional fees.............   $2,554,314     $1,296,694   $1,257,620   $     --
  Personnel separation costs....................    1,098,540        443,987      448,785    205,768
  Other costs...................................      553,000        428,822      124,178         --
                                                   ----------     ----------   ----------   --------
                                                    4,205,854     $2,169,503   $1,830,583   $205,768
                                                                  ==========   ==========   ========
Non-cash expenses:
  Write-off of assets...........................    4,239,489
                                                   ----------
Total expenses..................................   $8,445,343
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

                             TRIPATH IMAGING, INC.

11. RELATED PARTY TRANSACTIONS

     The Company has entered into certain ongoing arrangements with Laboratory Corporation of America Holdings, Inc. ("LabCorp"), a public company partially owned by Roche, for selling its products to LabCorp. Roche is a shareholder of the Company. The Company's former Chairman and Chief Executive Officer is a Director of LabCorp. Sales to LabCorp amounted to $130,977, $397,238 and $634,884 during 2000, 1999 and 1998, respectively.

     The Company had an arrangement with LabCorp for leasing a portion of LabCorp's facility in Elon College, North Carolina. This arrangement ended in 1999. Total rent paid to LabCorp amounted to $23,333 and $61,995 during 1999 and 1998, respectively. Additionally, the Company owed approximately $98,554 and $249,000 at December 31, 1999 and 1998, respectively, to Roche or its affiliates for services provided. No amounts were outstanding at December 31, 2000.

12. EMPLOYEE BENEFITS

     The Company maintains qualified 401(k) Retirement Plans covering substantially all employees that provide for voluntary salary deferral contributions. Total expense for the plans, including employer contributions, amounted to $248,671, $108,897 and $128,451 during 2000, 1999 and 1998, respectively.

13. CONTINGENCIES

     In the ordinary course of business, the Company is the subject of, or party to, various pending or threatened claims and litigation. In the opinion of management, settlement of such claims and litigation will not have a material effect on the Company's operations or financial position.

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                       PREVIOUSLY REPORTED
                                             ----------------------------------------
                   2000                       MARCH 31       JUNE 30     SEPTEMBER 30   DECEMBER 31
                   ----                      -----------   -----------   ------------   -----------
  Revenues.................................  $ 7,446,816   $ 8,100,608   $  8,092,645   $ 9,011,680
  Gross profit.............................    3,734,089     3,872,455      4,437,468     4,601,489
  Net loss.................................   (2,765,114)   (5,085,310)    (2,865,950)   (6,653,082)
Net loss per common share (basic &
  diluted).................................  $     (0.10)  $     (0.18)  $      (0.10)  $     (0.21)

                                                       PREVIOUSLY REPORTED
                                             ----------------------------------------
                   1999                       MARCH 31       JUNE 30     SEPTEMBER 30   DECEMBER 31
                   ----                      -----------   -----------   ------------   -----------
  Revenues.................................  $ 3,188,661   $ 4,126,037   $  4,771,547   $ 6,379,529
  Gross profit.............................    1,203,209     1,547,641      2,206,914     3,139,837
  Net loss.................................   (7,443,260)   (9,681,097)   (12,388,314)   (3,044,169)
Net loss per common share (basic &
  diluted).................................  $     (0.29)  $     (0.35)  $      (0.44)  $     (0.11)