Form 10-Q
period 2001-03-31
TRIPATH IMAGING INC
filed 2001-05-15
CIK 1041426

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001
                                                 --------------

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from ____ to

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                              Outstanding at May 11, 2001
         -----                              ---------------------------
 Common Stock, $.01 par value                         34,233,695

                              TRIPATH IMAGING, INC.

                                TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)................................................2

    Condensed consolidated balance sheets
           As of March 31, 2001 and December 31, 2000..........................................................2

    Condensed consolidated statements of operations
           For the three months ended March 31, 2001 and 2000..................................................3

    Condensed consolidated statements of cash flows
           For the three months ended March 31, 2001 and 2000..................................................4

    Notes to unaudited condensed consolidated financial statements.............................................5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.................8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........................................13


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings....................................................................................14

Item 2. Changes in Securities and Use of Proceeds.............................................................14

Item 6.  Exhibits and Reports on Form 8-K.....................................................................15


Signatures....................................................................................................16

                          PART I. FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

                              TRIPATH IMAGING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                   MARCH 31,        DECEMBER 31,
                                                                                      2001              2000
                                                                                  ------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                     $  50,826,988    $  54,340,169
    Accounts receivable                                                              10,232,841       11,548,974
    Inventory                                                                         9,836,288        8,422,184
    Other current assets                                                              1,372,589          940,692
                                                                                  ------------------------------
       Total current assets                                                          72,268,706       75,252,019

Customer-use assets                                                                   6,338,877        9,399,739
Property and equipment                                                                1,514,301        1,868,059
Other assets                                                                          1,234,138          107,242
Intangible assets                                                                    10,639,442       10,843,628
                                                                                  ------------------------------
       Total assets                                                               $  91,995,464    $  97,470,687
                                                                                  ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                              $   2,013,789    $   4,600,312
    Accrued expenses                                                                  4,105,834        3,947,111
    Deferred revenue and customer deposits                                            1,076,277        1,156,541
    Current portion of long-term debt                                                 3,200,650        3,232,114
                                                                                  ------------------------------
       Total current liabilities                                                     10,396,550       12,936,078

Long-term debt, less current portion                                                  2,246,094        2,447,594
Other long-term liabilities                                                           1,755,000        1,312,789

Stockholders' equity:
    Common stock, $0.01 par value; 49,000,000 shares authorized; 34,216,560 and
       34,125,649 shares issued and outstanding at March 31, 2001 and
       December 31, 2000, respectively                                                  342,166          341,256
    Additional paid-in capital                                                      265,212,034      265,260,039
    Deferred compensation                                                                    --          (89,140)
    Comprehensive income                                                                (15,202)              --
    Accumulated deficit                                                            (187,941,178)    (184,737,929)
                                                                                  ------------------------------
       Total stockholders' equity                                                    77,597,820       80,774,226
                                                                                  ------------------------------
       Total liabilities and stockholders' equity                                 $  91,995,464    $  97,470,687
                                                                                  ==============================

See accompanying notes to condensed consolidated financial statements.

                              TRIPATH IMAGING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                        2001                  2000
                                                     --------------------------------

Revenues                                             $ 9,287,343          $ 7,446,816
Cost of revenues                                       4,553,229            3,712,727
                                                     --------------------------------
     Gross profit                                      4,734,114            3,734,089

Operating expenses:
   Research and development                            1,706,516            2,012,159
   Regulatory                                            502,105              244,076
   Sales and marketing                                 3,520,370            1,707,507
   General and administrative                          2,487,476            2,409,415
                                                     --------------------------------
                                                       8,216,467            6,373,157
                                                     --------------------------------
Operating loss                                        (3,482,353)          (2,639,068)
Interest income                                          749,759              199,523
Interest expense, including amortization
   of non-cash debt issuance costs under
   term loan agreement                                  (470,655)            (325,569)
                                                     --------------------------------
Net loss                                             $(3,203,249)         $(2,765,114)
                                                     ================================

Net loss per common share (basic and diluted)
                                                     $     (0.09)         $     (0.10)
                                                     ===========          ===========

Weighted-average common
 shares outstanding                                   34,174,716           28,163,374
                                                     ===========          ===========

See accompanying notes to condensed consolidated financial statements.

                              TRIPATH IMAGING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                2001                  2000
                                                             --------------------------------

OPERATING ACTIVITIES
Net loss                                                     $(3,203,249)         $(2,765,114)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization                                1,476,211            2,038,972
  Non-cash interest expense                                      199,275              111,984
  Gain on disposal of fixed asset                                 (9,300)                  --
  Other non-cash items                                           925,000                   --
Change in operating assets and liabilities:
    Accounts receivable                                        1,351,472           (3,760,578)
    Inventory                                                    342,768              380,372
    Accounts payable and other current liabilities            (2,387,789)             809,539
    Other                                                     (1,638,322)             322,114
                                                             --------------------------------
Net cash used in operating activities                         (2,943,934)          (2,862,711)

INVESTING ACTIVITIES
   Purchases of property and equipment                           (64,979)             (50,323)
   Disposals of property and equipment                             9,300                   --
   Additions to intangible assets                                     --              (13,381)
   Other                                                         136,188                   --
                                                             --------------------------------
Net cash provided by (used in) investing activities               80,509              (63,704)

FINANCING ACTIVITIES
   Proceeds from exercise of stock options                       283,038              418,162
   Proceeds from long-term debt                                       --            7,000,000
   Proceeds from line of credit                                       --            1,500,000
   Payments on long-term debt                                   (850,217)          (1,460,268)
   Other                                                         (12,450)             (23,010)
                                                             --------------------------------
Net cash (used in) provided by financing activities             (579,629)           7,434,884

Effect of exchange rate changes on cash                          (70,127)                  --
                                                             --------------------------------
Net (decrease) increase in cash and cash equivalents          (3,513,181)           4,508,469
Cash and cash equivalents at beginning of period              54,340,169           13,962,337
                                                             --------------------------------
Cash and cash equivalents at end of period                   $50,826,988          $18,470,806
                                                             ================================

See accompanying notes to condensed consolidated financial statements.

                              TRIPATH IMAGING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2001

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by TriPath Imaging, Inc. in accordance with generally accepted accounting principles for interim financial information and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period. The accompanying financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K (File No. 0-22885).


2. INVENTORY

Inventory consists of the following:

                                MARCH 31,          DECEMBER 31,
                                  2001                 2000
                           -----------------------------------------

Raw materials                  $  4,047,162         $  3,438,601
Work in process                   1,448,557            1,468,691
Finished goods                    4,340,569            3,514,892
                           -----------------------------------------
                               $  9,836,288         $  8,422,184
                           =========================================

For the three months ended March 31, 2001 and 2000, respectively, reclassifications of $1,767,935 and $649,125 occurred between Customer-Use Assets and Inventory.


3. NET LOSS PER SHARE OF COMMON STOCK

The Company incurred losses during all periods presented. As a result, the effect of options and warrants is anti-dilutive. Accordingly, there is no difference between basic and diluted loss per share.

                              TRIPATH IMAGING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4. TRANSACTION, INTEGRATION AND RESTRUCTURING COSTS

      In connection with the merger with NeoPath, Inc. on September 30, 1999, certain expenses of the transaction, costs to integrate the two organizations, and expenses associated with the restructuring of the Company's business have been accrued and recorded as an expense. The following table presents the components of the expense recorded and the amounts paid through March 31, 2001:




                          TOTAL        /--------PAYMENTS----------/  BALANCE
                         EXPENSE       1999        2000       2001  REMAINING
                        ----------  -----------------------------------------

Cash expenses:
 Transaction and
    professional fees   $2,554,314  $1,296,694  $1,257,620  $    --  $     --
  Personnel
    separation costs     1,098,540     443,987     448,785   75,835   129,933
  Other costs              553,000     428,822     124,178       --        --
                        ----------  -----------------------------------------
                         4,205,854  $2,169,503  $1,830,583  $75,835  $129,933
                                    =========================================
Non-cash expenses:
   Write-off of assets   4,239,489
                        ----------
Total expenses          $8,445,343
                        ==========

      Transaction costs are comprised of amounts owed to investment bankers and advisors for services rendered in conjunction with the merger. Personnel separation costs reflect severance payments to be made to employees terminated as a result of the merger. The non-cash write-off of assets primarily relates to property and equipment and the core technology acquired from Neuromedical Systems, Inc. ("NSI") in May 1999 deemed to have become redundant or obsolete as a result of the merger. Other costs include integration costs directly related to the merger and other costs resulting from actions taken to merge the operations of the two companies.

                              TRIPATH IMAGING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5. LONG-TERM DEBT

Included in current and long-term debt are the balances on a $7.0 million subordinated term loan, which the Company obtained from a syndicate of lenders in February 2000 to finance operations. As of March 31, 2001, the balance outstanding was $5.7 million, including a current portion of $2.8 million and a long-term portion of $2.9 million. The loan, which is collateralized by substantially all of the assets of the Company, accrues interest at a rate equal to the U.S. Treasury Note plus 8%. Accrued interest was due monthly for the first six months of each draw, at which time the outstanding principal balance became payable over a thirty-month term. In connection with this term loan, the Company issued to the lenders warrants to purchase 223,253 shares of the Company's Common Stock. Using a Black-Scholes pricing model, these warrants were valued as of March 31, 2001 at $1.1 million, which represents non-cash debt issuance costs. These warrants, which expire in 2007, were recorded as additional paid-in capital and the resulting debt issuance costs are being amortized to interest expense over the three-year term of the loan. These warrants have a weighted average exercise price of $4.70 and were exercisable upon issuance.


6. LINE OF CREDIT

In February 2000, the Company obtained a $5.0 million working capital line of credit. The outstanding balance is limited to an amount equal to 80% of eligible accounts receivable. The line of credit commitment was renewed for an additional one-year term in January 2001. At March 31, 2001, there was no outstanding balance on the line of credit. This line bears interest at the bank's prime rate plus 1/2% and is collateralized by substantially all of the assets of the Company. The line of credit carries customary covenants, including the maintenance of a minimum modified current ratio and other requirements.


7. OTHER LONG-TERM LIABILITIES

The Company has recorded a long-term contingent liability of $1.7 million in accordance with the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No.5, "Accounting for Contingencies", on the basis that the likelihood of a future event occurring is probable and reasonably estimable. This contingency relates to the Company's obligation to pay a third party an amount based on the difference between the market price of the Company's common stock on a specified date in the future and a predetermined target price. An amount of $1.3 million was accrued at December 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Note Regarding Trademarks

AutoCyte(R), AutoCyte Quic(R), AutoPap(R), CytoRich(R), ImageTiter(R), NeoPath(R), PAPMAP(R), and PAPNET(R) are registered trademarks of, and AutoCyte PREP(TM), Slide Wizard(TM), PREPAP(TM) and TriPath Imaging(TM) are trademarks of TriPath Imaging.

TriPath Imaging develops, manufactures, and markets proprietary products for cancer cell diagnosis, cytology and histopathology. The Company holds in excess of 100 patents that, cumulatively, form a body of intellectual property that spans the entire breadth of image analysis and display in cytology and histopathology. TriPath Imaging manufactures and sells products developed from its proprietary technologies and intellectual property. These include FDA-approved products designed to automate the screening for cancer of the uterine cervix, including the PREP system and the AutoPap system. In addition, the Company has developed the extended Slide Wizard line of products, whose modules include a method for automating measurement of antinuclear antibodies as well as research applications in histopathology, LINK, a telepathology system, and the AutoCyte Image Management and Archiving System or AIMS, a software based image storage and retrieval system for microscopic images.

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

TriPath Imaging also generates revenue from either the sale, or rental, of its extended Slide Wizard line of products. Additionally, the Company generates revenue from service contracts on these products. For system sales, customers purchase the products through distributors in countries where such relationships exist. Where distributor arrangements do not exist, the Company sells these products directly to the customer.

TriPath Imaging markets its products to domestic and foreign clinical laboratories through direct sales activities in the United States and primarily through distributors in international markets. In the fourth quarter of 2000, the Company began a significant expansion of its marketing and sales activities to accelerate the commercialization of its core business in several ways. Approximately 15 additional laboratory sales representatives were hired to increase contact potential for the laboratory customer marketplace. Through an alliance with Nelson Professional Sales ("NPS"), the Company engaged the physician market directly for the first time by adding approximately 25 physician-directed representatives, on a contract basis, to augment TriPath Imaging's direct sales efforts. This has resulted in total sales and marketing forces in excess of 80 individuals. These forces include individuals engaged directly with the OB-GYN and primary care physician market to detail the PREP product. Additionally, the Company has expanded its laboratory sales forces under geographically established divisional lines to better address potential customers around the country. The Company has also focused on marketing, and has directed resources toward various marketing-related initiatives designed to increase awareness and market acceptance of its products and services. TriPath Imaging anticipates that manufacturing expenses will increase to the extent that market acceptance of our products increases. To further educate and reinforce the benefits of TriPath Imaging products, a long-term partnership with a third party physician/peer selling organization was initiated during the first quarter of 2001 and will continue into 2002.

TriPath Imaging believes that its proprietary technology and intellectual property will provide a unique platform for an array of applications in cell pathology. The Company believes that combining AutoPap and PREP will create a unique and integrated system for the detection of cancerous and pre-cancerous pap smears that is otherwise currently not available from any other single vendor. In October of 1999, the Company announced the initial submission to the FDA of a supplement to its AutoPap PMA application for the screening of PREP thin-layer slides using the AutoPap Primary Screener. In December 2000, the Company announced the submission of new clinical data to the FDA to support applications to expand the claims for the AutoPap and PREP to include the screening of PREP thin-layer preparations using the AutoPap Primary Screener. The Company has been in discussions with the FDA regarding its submission to amend the AutoPap PMA application and believes it has made considerable progress in these discussions. The Company is currently engaged in discussions with the FDA regarding product labeling and the text of the product package insert. The Company anticipates that these discussions will result in FDA approval of labeling that is consistent with our marketing and distribution strategy. There can be no assurance, however, that such approval will be obtained from the FDA.

In connection with its FDA submissions, the Company voluntarily brought to the FDA's attention several assertions made by a former Company employee questioning the use of the AutoPap system to screen thin-layer preparations. The Company conducted an internal investigation and determined that these assertions appear to be without merit. FDA approval of the Company's submission for screening AutoCyte PREP slides with the AutoPap Primary Screener will require on-site inspection by the FDA to validate the Company's response to the former employee's assertions. The FDA is in the process of scheduling its inspection, but the Company cannot determine at this time when the FDA proceedings will conclude or what conclusions the FDA will reach.

In the fourth quarter of 2000, TriPath Imaging launched the AutoPap GS, the next generation of AutoPap system, for use outside of the United States. The AutoPap GS system, which screens both conventional Pap smears and AutoCyte Prep thin-layer preparations, incorporates the Company's Slide Wizard user interface and motorized microscopic stage to direct the cytologist to fields of view determined by the AutoPap to most likely contain abnormal cells. The Company anticipates initiating clinical trials in 2001 to obtain data to support an application for U.S. approval of AutoPap GS by the FDA.

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

An important part of the Company's strategy is to maximize the number of instruments placed with customers and thereby increase its ongoing, higher margin reagent and fee-per-use revenue streams. As an important element of this strategy, the Company has entered into an agreement with a third-party financial institution to support the placement of PREP IPO systems and AutoPap fee-per-use systems.

TriPath Imaging's future revenues and the results of operations may change significantly from quarter to quarter and will depend on many factors, including:

    o    the extent to which the Company's products gain market acceptance;
    o    the timing and volume of system placements;
    o    pricing of competitive products;
    o the cost and effect of promotional discounts, sales, and marketing programs and strategies;
    o    introduction of alternative technologies by competitors;
    o    regulatory and reimbursement matters;
    o preparation and submission of premarket approval applications to the FDA;
    o    research and development activities; and
    o the extent to which the Company is successful in establishing research and marketing alliances.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

Revenue - Revenue for the first quarter of 2001 was $9.3 million, representing a 25% increase over revenues of $7.4 million in the first quarter of 2000. The increase was primarily due to an increase of $1.3 million in PREP revenue and an increase of approximately $650,000 in AutoPap revenue. The increase in PREP revenue was predominantly attributable to domestic sales in the first quarter of 2001, consisting of both instrument sales and the sale of test kits. The increase in AutoPap related revenue is due to a $2.5 million increase in sales of AutoPap systems offset by a $1.8 million decrease in fee-per-use revenue, including contracts with guaranteed minimum payments. The remaining change in revenue is attributable to a $100,000 decrease in revenues from the Company's extended SlideWizard line of products.

Gross Margin - Gross margin for the first quarter of 2001 was 51%, an increase from 50% in the corresponding period of 2000. The increase was primarily attributable to a greater portion of revenues consisting of higher margin PREP sales than the corresponding quarter in 2000.

Research and Development - Research and development expenses include salaries and benefits of scientific and engineering personnel, testing equipment, and components for prototypes. Research and development expenses for the first quarter of 2001 were $1.7 million, a 15% reduction from $2.0 million in the first quarter of 2000. This decrease was primarily attributable to an overall reduction in redundant research and development efforts that were eliminated as part of the merger with Neopath.

Regulatory - Regulatory expenses include salaries and benefits of regulatory and quality personnel, costs related to clinical studies and submissions to the FDA, and relevant consulting services. Regulatory expenses for the first quarter of 2001 were $502,000, a 106% increase from $244,000 in the first quarter of 2000. This increase was primarily attributable to rebuilding and refocusing of the Company's regulatory efforts after the merger and to the regulatory efforts surrounding the Company's pending FDA submissions and upcoming clinical studies.

Sales and Marketing - Sales and marketing expenses include salaries and benefits of sales, marketing, sales support and service personnel, and their related expenses. In addition, non-personnel-related expenses related to marketing the Company's products are also included herein. Sales and marketing expenses for the first quarter of 2001 were $3.5 million, a 106% increase from $1.7 million in the first quarter of 2000. This increase is primarily due to the efforts undertaken by the Company to significantly expand its sales and marketing capabilities. The Company dramatically increased it sales and marketing staff to more than 80 people at March 31, 2001.

General and Administrative - General and administrative expenses include salaries and benefits for administrative personnel, legal and other professional fees and certain facility costs. General and administrative expenses for the first quarter of 2001 were $2.5 million, a 3% increase from $2.4 million in the first quarter of 2000.

Interest Income and Expense - Interest income for the first quarter of 2001 was $750,000, a 276% increase from $200,000 during the first quarter of 2000. This was primarily attributable to the higher average cash balance during the first quarter of 2001 resulting mostly from the $43.0 million investment in the Company's common stock by a subsidiary of Hoffmann-La Roche during the fourth quarter of 2000. Interest expense increased 45% from $326,000 in the first quarter of 2000 to $471,000 in the first quarter of 2001. This increase is due to a higher balance of outstanding debt in the first quarter of 2001 as compared to the first quarter of 2000. Also, in connection with the $7.0 million term loan obtained in the first quarter of 2000, the Company issued warrants to acquire 223,253 shares of Common Stock at a weighted-average exercise price of $4.70 per share as a commitment fee. The value of the warrants was recorded as debt issuance costs and additional paid in capital and is being amortized to interest expense over the term of the debt. The Company recognized $199,000 of this commitment fee as a non-cash charge to interest expense in the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, TriPath recorded $50.8 million in cash and cash equivalents, compared with $54.3 million at December 31, 2000. Historically, TriPath's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $187.9 million as of March 31, 2001. TriPath has funded its operations primarily through the private placement and public sale of equity securities, and through debt facilities and product revenues.

Cash used in operating activities was $2.9 million during the three months ended March 31, 2001 as well as during the corresponding period of 2000. Negative operating cash flow during both periods was caused primarily by operating losses. Capital expenditures were $65,000 during the three months ended March 31, 2001 and $50,000 during the corresponding period of 2000. TriPath has no material commitments for capital expenditures.

The Company has recorded a long-term contingent liability of $1.7 million in accordance with the provisions of SFAS No.5, "Accounting for Contingencies". This contingency relates to the Company's obligation to pay a third party an amount based on the difference between the market price of the Company's common stock on a specified date in the future and a predetermined target price. An amount of $1.3 million was accrued at December 31, 2000.

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

In February 2000 the Company closed on an agreement for a $7.0 million subordinated debt facility. The agreement called for interest payments for the first six months of the agreement, after which principal amortization began. The loan balance, adjusted for a debt discount of $1.1 million, established in connection with warrants issued to the lenders was $5.7 million (see Note 5).

In February 2000, the Company obtained a $5.0 million, one-year working capital facility from a bank. The line of credit was renewed on February 1, 2001 for an additional year with substantially similar terms as in the preceding year. The Company had no balance drawn under this line at March 31, 2001.

The Company believes that its existing cash and anticipated additional debt and lease financing for internal use assets, rental placements of PREP and sale and fee-per-use placements of AutoPap, will be sufficient to enable the Company to meet its future cash obligations through 2001. The Company's future liquidity and capital requirements will depend upon numerous factors, including the level of placements of both PREP and AutoPap systems, the resources required, to further develop, and actual success of, its marketing and sales capabilities and efforts domestically and internationally, the resources required to expand manufacturing capacity and the extent to which the Company's products generate market acceptance and demand. In particular, the Company anticipates that marketing and sales expenditures for the continued PREP commercial rollout for gynecological uses in the United States, capital expenditures associated with placements of PREP IPO and rental units and AutoPap fee-per-use instruments, and expenditures related to manufacturing and other administrative costs will increase significantly. There can be no assurance that the Company will not require additional financing or will not in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's liquidity and capital resources, business, financial condition and results of operations.

CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS

This report contains forward looking statements which are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's operating results and financial condition have varied and may in the future vary significantly depending on a number of factors. The statements contained in this report which are not strictly historical information, including, without limitation, statements regarding the receipt of regulatory approvals, implementation of the Company's full-scale marketing and sales activities, management's plans and objectives for future operations, product plans and performance, management's assessment of market factors, as well as statements regarding the strategy and plans of the Company, constitute forward looking statements which involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time: the risk of loss from lawsuits, the Company's stage of development relative to its competitive environment, uncertainties regarding product regulatory clearance, FDA approval of and reimbursement for the use of AutoPap with PREP, the ability to attain or maintain required compliance with regulations governing manufacturing of medical diagnostic devices, uncertainty of market acceptance of the Company's principal products, competition and technological change, history of operating losses, accumulated deficit and uncertainty of future profitability, dependence on a limited number of products, the possibility of future capital needs and the uncertainty of availability of additional financing, dependence on patents, copyrights, licenses and proprietary rights, risk of third-party claims of infringement, dependence on third-party reimbursement, ability to enter into research and marketing alliances and the terms of such alliances, international sales and operations risks, limited marketing and sales resources, risk associated with product liability claims, limited number of potential customers, limited manufacturing experience and capacity, dependence on single or limited-source suppliers and limited number of products, and ability to retain key personnel. Such factors, among others, are described in greater detail in
Exhibit 99.1 to the Company's Annual Report on Form 10-K (File No. 0-22885) under the heading "Factors Affecting Future Operating Results". These factors may have a material adverse effect upon the Company's business, results of operations and financial conditions. Because of these and other factors, past financial performance should not be considered an indication of future performance.



ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

TriPath's financial results and cash flows are subject to fluctuation due to changes in interest rates primarily from its investment of available cash balances in highly rated institutions. TriPath maintains a short-term investment portfolio consisting of highly liquid investments with maturities of three months or less, classified as cash equivalents. TriPath's current policies do not allow it to use interest rate derivative instruments to manage exposure to interest rate changes. TriPath does not expect its operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

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



ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

In January 2001, the Company issued an aggregate of 180,000 shares of its Common Stock in connection with a settlement agreement. The Company believes that this issuance of securities qualified as a transaction by an issuer not involving a public offering within the meaning of Section 4(2) of the Securities Act.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:

(a)      None.

(b)      Reports on Form 8-K.

         On February 2, 2001, TriPath Imaging, Inc. filed a current report on Form 8-K with the SEC announcing that it has settled its litigation with Cytyc Corp. without admission of liability by either party.

                              TRIPATH IMAGING, INC.
                                    FORM 10-Q
                                 MARCH 31, 2001



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            TRIPATH IMAGING, INC.


DATE:  May 15, 2001                         BY: /s/ James D. Everhart
                                                --------------------------------
                                                    James D. Everhart
                                                    Duly Authorized Officer and
                                                    Principal Financial Officer