Form 10-Q
period 2001-06-30
TRIPATH IMAGING INC
filed 2001-08-14
CIK 1041426

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ____ to ____

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                         Outstanding at August 13, 2001
                  -----                         ------------------------------
         Common Stock, $.01 par value                    37,289,765

                              TRIPATH IMAGING, INC.

                                TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)...................................2

    Condensed consolidated balance sheets
           As of June 30, 2001 and December 31, 2000..............................................2

    Condensed consolidated statements of operations
           Three months and six months
           ended June 30, 2001 and 2000...........................................................3

    Condensed consolidated statements of cash flows
           For the six months ended June 30, 2001 and 2000........................................4

    Notes to unaudited condensed consolidated financial statements
           June 30, 2001..........................................................................5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................15


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................15

Item 4.  Submission of Matters to a Vote of Security Holders.....................................16

Item 6.  Exhibits and Reports on Form 8-K........................................................16


Signatures.......................................................................................17

Exhibit Index....................................................................................18

                          PART I. FINANCIAL INFORMATION

ITEM 1.           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

                              TRIPATH IMAGING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                 JUNE 30,           DECEMBER 31,

                                                                                   2001                 2000
                                                                            -------------------- --------------------

ASSETS
Current assets:
    Cash and cash equivalents                                                 $    45,375,653       $   54,340,169
    Accounts receivable                                                            11,193,116           11,548,974
    Inventory                                                                      10,783,017            8,422,184
    Other current assets                                                            1,219,419              940,692
                                                                            -------------------- --------------------
       Total current assets                                                        68,571,205           75,252,019

Customer-use assets                                                                 5,748,326            9,399,739
Property and equipment                                                              1,654,779            1,868,059
Other assets                                                                          899,141              107,242
Intangible assets                                                                  10,435,255           10,843,628
                                                                            -------------------- --------------------
       Total assets                                                           $    87,308,706       $   97,470,687
                                                                            ==================== ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                          $     2,902,199       $    4,600,312
    Accrued expenses                                                                3,934,482            3,947,111
    Deferred revenue and customer deposits                                            903,734            1,156,541
    Current portion of long-term debt                                               3,197,373            3,232,114
                                                                            -------------------- --------------------
       Total current liabilities                                                   10,937,788           12,936,078

Long-term debt, less current portion                                                  562,638            2,447,594
Other long-term liabilities                                                         1,096,200            1,312,789

Stockholders' equity:
    Common stock, $0.01 par value; 49,000,000 shares authorized;
       34,303,392 and 34,125,649 shares issued and outstanding at
       June 30, 2001 and December 31, 2000, respectively                              343,034              341,256
    Additional paid-in capital                                                    266,493,655          265,260,039
    Deferred compensation                                                                   -              (89,140)
    Comprehensive loss                                                                (23,199)                   -
    Accumulated deficit                                                          (192,101,410)        (184,737,929)
                                                                            -------------------- --------------------
       Total stockholders' equity                                                  74,712,080           80,774,226
                                                                            -------------------- --------------------
       Total liabilities and stockholders' equity                             $    87,308,706       $   97,470,687
                                                                            ==================== ====================

     See accompanying notes to condensed consolidated financial statements.

                              TRIPATH IMAGING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                          THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                               JUNE 30,                             JUNE 30,
                                                       2001               2000               2001               2000
                                                   ------------       ------------       ------------       ------------

Revenues                                           $  6,152,580       $  8,100,608       $ 15,439,923       $ 15,547,424
Cost of revenues                                      3,136,246          4,228,153          7,689,475          7,940,880
                                                   ------------       ------------       ------------       ------------
     Gross profit                                     3,016,334          3,872,455          7,750,448          7,606,544

Operating expenses:
   Research and development                           1,723,667          2,032,861          3,430,183          4,045,020
   Regulatory                                           483,764            167,138            985,869            411,214
   Sales and marketing                                3,528,517          1,516,700          7,048,887          3,224,207
   General and administrative                         1,630,886          5,012,239          4,118,362          7,421,655
                                                   ------------       ------------       ------------       ------------
                                                      7,366,834          8,728,938         15,583,301         15,102,096
                                                   ------------       ------------       ------------       ------------
Operating loss                                       (4,350,500)        (4,856,483)        (7,832,853)        (7,495,552)
Interest income                                         561,834            212,386          1,311,593            411,909
Interest expense, including amortization
   of non-cash debt issuance costs under
   term loan agreement                                 (371,567)          (441,213)          (842,222)          (766,782)
                                                   ------------       ------------       ------------       ------------
Net loss                                           $ (4,160,233)      $ (5,085,310)      $ (7,363,482)      $ (7,850,425)
                                                   ============       ============       ============       ============

Net loss per common share (basic and diluted)      $      (0.12)      $      (0.18)      $      (0.22)      $      (0.28)
                                                   ============       ============       ============       ============


Weighted-average common
 shares outstanding                                  34,255,037         28,232,587         34,221,866         28,205,673
                                                   ============       ============       ============       ============

     See accompanying notes to condensed consolidated financial statements.

                              TRIPATH IMAGING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                 2001                 2000
                                                             ------------         ------------

OPERATING ACTIVITIES
Net loss                                                     $ (7,363,482)        $ (7,850,425)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization                                 2,443,364            3,835,734
  Non-cash interest expense                                       352,833              255,738
  Stock-based compensation                                             --            1,673,889
  (Gain) loss on disposal of fixed assets                          (9,300)               1,190
  Other non-cash items                                            266,200                   --
Change in operating assets and liabilities:
    Accounts receivable                                           389,505           (2,842,950)
    Inventory                                                    (754,215)           1,543,792
    Accounts payable and other current liabilities             (1,749,397)          (1,379,772)
    Other                                                      (1,150,533)             467,867
                                                             ------------         ------------
Net cash used in operating activities                          (7,575,025)          (4,294,937)

INVESTING ACTIVITIES
   Purchases of property and equipment                           (318,095)             (71,675)
   Disposals of property and equipment                              9,300                   --
   Additions to intangible assets                                      --              (13,901)
   Other                                                          136,188                   --
                                                             ------------         ------------
Net cash used in investing activities                            (172,607)             (85,576)

FINANCING ACTIVITIES
   Proceeds from exercise of stock options                        545,625              532,725
   Proceeds from long-term debt                                        --            7,000,000
   Payments on long-term debt                                  (1,660,762)          (1,682,178)
   Other                                                          (22,295)             (38,565)
                                                             ------------         ------------
Net cash (used in) provided by financing activities            (1,137,432)           5,811,982

Effect of exchange rate changes on cash                           (79,452)                  --
                                                             ------------         ------------
Net (decrease) increase in cash and cash equivalents           (8,964,516)           1,431,469
Cash and cash equivalents at beginning of period               54,340,169           13,962,337
                                                             ------------         ------------
Cash and cash equivalents at end of period                   $ 45,375,653         $ 15,393,806
                                                             ============         ============


     See accompanying notes to condensed consolidated financial statements.

                              TRIPATH IMAGING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2001

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by TriPath Imaging, Inc. ("TriPath Imaging" or the "Company") in accordance with generally accepted accounting principles for interim financial information and applicable Securities and Exchange Commission rules and regulations. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period. The accompanying financial statements should be read in conjunction with the Company's audited consolidated financial statements and related footnotes, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


2. INVENTORY

Inventory consists of the following:

                                      JUNE 30,           DECEMBER 31,
                                        2001                 2000
                                 -------------------- --------------------

Raw materials                         $ 5,759,605         $  3,438,601
Work in process                         1,093,804            1,468,691
Finished goods                          3,929,608            3,514,892
                                 -------------------- --------------------
                                    $  10,783,017         $  8,422,184
                                 ==================== ====================

For the three months ended June 30, 2001 and 2000, reclassifications of $54,390 and $2,945,560, respectively, occurred between Customer-Use Assets, Property and Equipment and Inventory. For the six months ended June 30, 2001 and 2000, reclassifications of $1,713,545 and $2,296,435, respectively, occurred between Customer-Use Assets, Property and Equipment and Inventory.


3. NET LOSS PER SHARE OF COMMON STOCK

Per share information is based upon the weighted average number of shares of common stock outstanding during the period. The Company incurred losses during all periods presented. As a result, these common stock equivalents were not used to compute diluted loss per share since the effect was anti-dilutive. Accordingly, there is no difference between basic and diluted loss per share in the periods presented.

                              TRIPATH IMAGING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4. TRANSACTION, INTEGRATION AND RESTRUCTURING COSTS

In connection with the merger with NeoPath, Inc. on September 30, 1999, certain expenses of the transaction, costs to integrate the two organizations, and expenses associated with the restructuring of the Company's business have been accrued and recorded as an expense. The following table presents the components of the expense recorded and the amounts paid through June 30, 2001:


                              TOTAL EXPENSE                            PAYMENTS                        BALANCE REMAINING
                              JUNE 30, 2001              1999       JUNE 30, 2000          2001          JUNE 30, 2001
                           ------------------    ----------------- ----------------  ----------------  ----------------

Cash expenses:
  Transaction and
     professional  fees        $   2,554,314         $   1,296,694     $  1,257,620   $             -   $             -
   Personnel
     separation costs              1,098,540               443,987          448,785           164,297            41,471
   Other costs                       553,000               428,822          124,178                 -                 -
                           ------------------    ----------------- ----------------  ----------------  ----------------
                                   4,205,854         $   2,169,503     $  1,830,583   $       164,297   $        41,471
                                                 ================= ================  ================  ================
Non-cash expenses:
   Write-off of assets             4,239,489
                           ------------------
Total expenses                 $   8,445,343
                           ==================

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

5. LONG-TERM DEBT

Included in current and long-term debt are the balances on a $7.0 million subordinated term loan which the Company obtained from a syndicate of lenders in February 2000 to finance operations. As of June 30, 2001, the balance outstanding was $5.0 million, including a current portion of $2.8 million and a long-term portion of $2.2 million. The loan, which is collateralized by substantially all of the assets of the Company, accrues interest at a rate equal to the U.S. Treasury Note plus 8%. Accrued interest was due monthly for the first six months of each draw, at which time the outstanding principal balance became payable over a thirty-month term. In connection with this term loan, the Company issued to the lenders warrants to purchase 223,253 shares of the Company's Common Stock. Using a Black-Scholes pricing model, these warrants were valued as of June 30, 2001 at $2.0 million, which represents non-cash debt issuance costs. These warrants, which expire in 2007, were recorded as additional paid-in capital and the resulting debt issuance costs are being amortized to interest expense over the three-year term of the loan. These warrants have a weighted average exercise price of $4.70 and were exercisable upon issuance.

                              TRIPATH IMAGING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6. LINE OF CREDIT

In February 2000, the Company obtained a $5.0 million working capital line of credit. The outstanding balance is limited to an amount equal to 80% of eligible accounts receivable. The line of credit commitment was renewed for an additional one-year term in January 2001. At June 30, 2001, there was no outstanding balance on the line of credit. This line bears interest at the bank's prime rate plus 1/2% and is collateralized by substantially all of the assets of the Company. The line of credit carries customary covenants, including the maintenance of a minimum modified current ratio and other requirements.


7. OTHER LONG-TERM LIABILITIES

The Company has recorded a long-term contingent liability of $1.1 million, at June 30, 2001, in accordance with the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies," on the basis that the likelihood of a future event occurring is probable and reasonably estimable. This contingency relates to the Company's obligation to pay a third party an amount based on the difference between the market price of the Company's common stock on a specified date in the future and a predetermined target price. An amount of $1.3 million was accrued at December 31, 2000.


8. SUBSEQUENT EVENTS

On July 31, 2001, the Company entered into a series of agreements with Becton, Dickinson and Company ("BD") to develop and commercialize molecular diagnostics and pharmacogenomic tests for cancer as part of the ongoing strategic alliance between BD and Millennium Pharmaceuticals, Inc.("Millennium'"). The goal of this program is to develop tests designed to provide individualized diagnostic and prognostic information, assist in treatment selection for patients with cancer, and improve the prediction of patient health care outcomes.

The Company established TriPath Oncology, Inc., a wholly-owned subsidiary of the Company to manage its activities for this development and commercialization effort. TriPath Oncology will develop molecular diagnostic and pharmacogenomic tests for malignant melanoma and cancer of the prostate, breast, ovary and cervix. These products will be based upon the genomic discovery research, conducted at Millennium, under its existing research and development agreement with BD. TriPath Oncology and BD will configure validated markers provided by Millennium, under its agreement with BD, into commercial diagnostic and pharmacogenomic products and services. Commercial responsibilities for resulting products will be shared between BD and TriPath Oncology.

TriPath Oncology will work with BD's molecular oncology diagnostics group and will relocate that group's activities to TriPath Imaging's North Carolina facilities over the next year. TriPath Oncology will assume responsibility for product development-related activities. TriPath Imaging will be responsible for instrument development-related activities. The Company anticipates establishing an in-house laboratory to facilitate the validation and commercialization of assays developed from these activities. BD will continue its strategic alliance with Millennium and will continue to fund Millennium research activities and oversee product development efforts. TriPath Imaging has paid $1.0 million in connection with other aspects of the transaction.

In connection with these agreements, the Company issued to BD 2,500,000 shares of the Company's common stock for an aggregate purchase price of $25.0 million, making BD the Company's second largest stockholder.

In a separate agreement, TriPath Imaging and Millennium entered into a research license for TriPath Imaging 's evaluation of certain patents in the area of colon cancer. In consideration of this agreement, TriPath Imaging issued to Millennium 400,000 shares of the Company's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Note Regarding Trademarks

AutoCyte(R), AutoCyte Quic(R), AutoPap(R), CytoRich(R), ImageTiter(R), NeoPath(R), PAPMAP(R), and PAPNET(R) are registered trademarks of, and AutoCyte PREP(TM), Slide Wizard(TM), PREPAP(TM) and TriPath Imaging(TM) are trademarks of TriPath Imaging.

TriPath Imaging develops, manufactures, and markets proprietary products for cancer cell diagnosis, cytology and histopathology. The Company holds in excess of 100 patents that, cumulatively, form a body of intellectual property that spans the entire breadth of image analysis and display in cytology and histopathology. TriPath Imaging manufactures and sells products developed from its proprietary technologies and intellectual property. These include U.S. Food and Drug Administration ("FDA") approved products designed to automate the screening for cancer of the uterine cervix, including the AutoCyte PREP System ("PREP") and the AutoPap Primary Screening System ("AutoPap"). In addition, the Company has developed the extended SlideWizard line of products, whose modules include a method for automating measurement of antinuclear antibodies as well as research applications in histopathology, LINK, a telepathology system for the transmission and interpretation of tissue specimens, and the AutoCyte Image Management and Archiving System, or AIMS, a software-based image storage and retrieval system for microscopic images.

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

TriPath Imaging generates PREP revenue from either the sale or rental of PREP systems and from the sale of the related test kits, comprised of proprietary reagents and other disposables. Additionally, the Company generates revenue from service contracts on the PREP systems. For system sales, customers purchase the PREP instrument and make separate purchases of test kits. For system rentals, customers pay a fixed monthly fee for the equipment and make separate purchases of test kits. The Company also offers an Integrated Purchase Option, or "IPO" program, where PREP systems are placed at the customer's site free of charge, and the customer pays a higher per-test price for the reagents and disposables. Under this program, the Company records revenue for the instrument sale which is actually sold to a third-party financial institution. As part of its strategy to maximize the number of instruments placed with customers and thereby increase its ongoing, higher margin reagent stream, the Company has entered into an agreement with a third-party financial institution to support the placement of PREP IPO systems. The financial institution is repaid with part of the proceeds of the reagents and disposables sold. Each PREP system placed typically provides a recurring revenue stream as customers process the test kits sold by the Company.

TriPath Imaging currently generates AutoPap-related revenue from the direct sale of AutoPap systems and from placing AutoPap systems under fee-per-use contracts. In the latter cases, fee-per-use revenue commences in the month a system is initially placed in commercial use at a customer site and consists of per-slide monthly billings, fixed rental billings, or certain fee-per-use contracts that require minimum payments. Domestic customers may also elect to purchase the AutoPap instrument under the IPO program. The Company has recently converted fee-per-use contracts to direct sale arrangements resulting in an increase in current period revenue and a corresponding decrease in recurring revenue in future periods. Additionally, the Company generates revenue from service contracts on AutoPap systems.

Successful commercialization of PREP and AutoPap for cervical cancer screening in the United States and other countries will depend on the availability of reimbursement from third-party payors. Third-party payors may limit the price TriPath Imaging can charge for the PREP and AutoPap systems or reduce the demand for its products by regulating the maximum amount of reimbursement they provide, or by not providing any reimbursement at all. The Company does not believe the national limits for reimbursement of cervical cancer screening using PREP or AutoPap recently established by the U.S. Health Care Financing Administration, which administers Medicare, will adversely impact the Company's current pricing strategy or reduce the demand for its products.

TriPath Imaging also generates revenue from either the sale, or rental, of its extended SlideWizard line of products. Additionally, the Company generates revenue from service contracts on these products. For system sales, customers purchase the products through distributors in countries where such relationships exist. Where distributor arrangements do not exist, the Company sells these products directly to the customer.

TriPath Imaging markets its products to domestic and foreign clinical laboratories through direct sales activities in the United States and primarily through distributors in international markets. In the fourth quarter of 2000, the Company began a significant expansion of its marketing and sales activities to accelerate the commercialization of its core business in several ways. Approximately 15 additional laboratory sales representatives were hired to increase contact with the laboratory customer marketplace. Through an alliance with Nelson Professional Sales ("NPS"), the Company engaged the physician market directly for the first time by adding approximately 25 physician-directed representatives, on a contract basis, to augment TriPath Imaging's direct sales efforts. In June 2001, the Company contracted with NPS to engage an additional 15 physician-directed representatives to its sales forces. These individuals have been hired and trained, and began selling to current, and prospective, TriPath Imaging customers in July 2001. This has resulted in total sales and marketing professionals of nearly 100 individuals. These forces include individuals engaged directly with the OB-GYN and primary care physician market to sell the PREP product. Additionally, the Company's expanded laboratory sales forces have been organized under geographically established divisional lines to better address potential customers around the country. The Company has also focused on marketing, and has directed resources toward various marketing-related initiatives designed to increase awareness and market acceptance of its products and services. TriPath Imaging anticipates that manufacturing expenses will increase to the extent that market acceptance of its products increases. To further educate and reinforce the benefits of TriPath Imaging products, a long-term partnership with a third party physician/peer selling organization was initiated during the first quarter of 2001 and will continue into 2002.

TriPath Imaging believes that its proprietary technology and intellectual property will provide a unique platform for an array of applications in cell pathology. The Company believes that combining AutoPap and PREP will create a unique and integrated system for the detection of cancerous and pre-cancerous Pap smears that is otherwise currently not available from any other single vendor. In October 1999, the Company submitted to the FDA a Pre-Market Approval ("PMA") supplement to its AutoPap PMA application to obtain approval for the use of the AutoPap(R) Primary Screening System to screen AutoCyte PREP thin-layer slide preparations. The Company has been in discussions with the FDA regarding product labeling and the text of the product package insert for this product combination.

In connection with its FDA submissions, TriPath Imaging voluntarily brought to the FDA's attention several assertions made by a former TriPath employee questioning the use of the AutoPap to screen thin-layer preparations. The Company conducted an internal investigation and determined that these assertions appear to be without merit. In connection with this pending application, FDA has completed an on-site inspection, including review of both design and clinical study documentation. The FDA inspectors have presented the Company with notice of inspectional observations, to which TriPath Imaging has responded. The inspectional observations include issues regarding design input and verification related to processing of thin-layer slides, documentation of certain actions under the study protocol, and a field service procedure. The Company cannot determine at this time what conclusions FDA will reach after evaluating TriPath Imaging's response to the inspectional observations and after reviewing the proposed product package insert and other data submitted in support of the pending PMA supplement, or when these FDA proceedings will conclude.

In the fourth quarter of 2000, TriPath Imaging launched the AutoPap GS, the next generation of AutoPap system, for use outside of the United States. The AutoPap(R) GS System, which screens both conventional Pap smears and AutoCyte PREP thin-layer preparations, incorporates the Company's Slide Wizard user interface and motorized microscopic stage to direct the cytologist to fields of view determined by the AutoPap to most likely contain abnormal cells. The Company anticipates initiating clinical trials in 2001 to obtain data to support an application for U.S. approval of AutoPap GS by the FDA.

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

         o        regulatory and reimbursement matters;

         o FDA approval of the Company's new products in development, including its PMA for screening PREP slides by AutoPap;

         o        research and development activities; and

         o the extent to which the Company is successful in establishing research and marketing alliances.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

         Revenue - Revenue for the second quarter ended June 30, 2001 was $6.2 million, representing a decrease of 24% compared with revenue of $8.1 million in the second quarter ended June 30, 2000. The decrease is due to decreases of $2.7 million in sales of AutoPap-related products and $300,000 in sales of the Company's extended SlideWizard line of products and other revenues. This decrease was partially offset by an increase of $1.1 million in PREP-related revenue. The increase in PREP revenue was predominantly attributable to domestic sales in the second quarter ended June 30, 2001 of test kits, which increased almost 182% compared with the second quarter ended June 30, 2000. The decrease in AutoPap-related revenue is due to a $200,000 decrease in sales of AutoPap systems and a $2.5 million decrease in fee-per-use revenue, including contracts with guaranteed minimum payments. This decrease is largely attributable to reduced revenue from the Company's arrangement with Quest Diagnostics as a result of substantial completion of the arrangement and to the sale of a number of instruments that had been under fee-per-use agreements in the first quarter ended March 31, 2001. The continued increase in PREP-related revenue and the decrease in AutoPap related sales reflects the ongoing market trend away from the conventional Pap smear and increasing conversion to thin-layer technology.

         Gross Margin - Gross margin for the second quarter ended June 30, 2001 was 49.0%, compared with 47.8% in the corresponding period in 2000. The increase was primarily attributable to a greater portion of revenues from higher margin PREP sales than in the corresponding quarter in 2000.

         Research and Development - Research and development expenses include salaries and benefits of scientific and engineering personnel, testing equipment, consulting and professional services, components for prototypes and certain facility costs. Research and development expenses for the second quarter ended June 30, 2001 were $1.7 million, representing a 15% reduction from $2.0 million in the second quarter ended June 30, 2000. This decrease was primarily attributable to an overall reduction in redundant research and development efforts that were eliminated as part of the merger with NeoPath.

         Regulatory - Regulatory expenses include salaries and benefits of regulatory and quality personnel, costs related to clinical studies and submissions to the FDA, and consulting services. Regulatory expenses for the second quarter ended June 30, 2001 were $484,000, a 190% increase from $167,000 in the second quarter of 2000. This increase was primarily attributable to rebuilding and refocusing of the Company's regulatory efforts after the merger and to the regulatory efforts surrounding the Company's pending FDA submissions and upcoming clinical studies.

         Sales and Marketing - Sales and marketing expenses include salaries and benefits of sales, marketing, sales support and service personnel, and their related expenses, as well as non-personnel-related expenses related to marketing the Company's products. Sales and marketing expenses for the second quarter ended June 30, 2001 were $3.5 million, representing a 133% increase from $1.5 million in the second quarter ended June 30, 2000. This increase is primarily due to the efforts undertaken by the Company to significantly expand its sales and marketing capabilities. The Company has dramatically increased its sales and marketing staff to nearly 100 people at June 30, 2001.

         General and Administrative - General and administrative expenses include salaries and benefits for administrative personnel, legal and other professional fees and certain facility costs. General and administrative expenses for the second quarter ended June 30,2001 were $1.6 million, representing a

67% decrease from $5.0 million in the second quarter of 2000. This decrease is attributable in large part to a one-time non-cash compensation charge of $1.7 million related to the repricing of stock options and increased legal fees related to lawsuits recorded in the second quarter ended June 30, 2000. Additionally, general and administrative expenses were lower in the second quarter ended June 30, 2001 as a result of amounts recorded under a contingent liability.

         Interest Income and Expense - Interest income for the second quarter ended June 30, 2001 was $562,000, representing a 165% increase from $212,000 during the second quarter ended June 30, 2000. This was primarily attributable to the higher average cash balance during the second quarter ended June 30, 2001 resulting mostly from the $43.0 million investment in the Company's common stock by a subsidiary of Hoffmann-La Roche during the fourth quarter ended December 31, 2000. Offsetting this increase to some extent were reduced interest rates over the course of the second quarter ended June 30,2001. Interest expense decreased 16% from $441,000 in the second quarter ended June 30, 2000 to $372,000 in the second quarter ended June 30, 2001. This decrease is due to lower average balances of outstanding debt in the second quarter ended June 30, 2001 compared to the second quarter ended June 30, 2000, attributable to amounts outstanding under the Company's revolving line of credit during the second quarter ended June 30, 2000. Also, in connection with the $7.0 million term loan obtained in the first quarter ended March 31, 2000, the Company issued warrants to acquire 223,253 shares of Common Stock at a weighted-average exercise price of $4.70 per share as a commitment fee. The value of the warrants was recorded as debt issuance costs and additional paid-in-capital and is being amortized to interest expense over the term of the debt. The Company recognized $154,000 of this commitment fee as a non-cash charge to interest expense in the second quarter ended June 30, 2001 compared with $144,000 in the second quarter ended June 30,2000.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

         Revenue - Revenue for the six months ended June 30, 2001 was $15.4 million, representing a 1% decrease compared to revenue of $15.5 million in the corresponding period in 2000. The net decrease was primarily due to a $4.3 million, or 66%, decrease in AutoPap fee-per-use and related revenue. This decrease in AutoPap fee-per-use and related revenue was almost entirely offset by a $2.4 million, or 47%, increase in PREP revenue, and a $2.3 million, or 75%, increase in revenue from AutoPap instrument sales. The increase in PREP revenue was primarily attributable to domestic sales in the first half of 2001, consisting of increases of both instrument sales, of 19%, and the sale of test kits, of 195%. A growing installed base of instruments has allowed for both an increase in PREP instrument revenue and for growth in PREP disposable consumption, resulting in increased revenue. The decrease in AutoPap fee-per-use and related revenue is attributable mostly to sales of AutoPap instruments out of fee-per-use arrangements and to the substantial completion of performance of Quest Diagnostics under its agreement with the Company. The remaining net decrease in total revenue is mostly attributable to a $600,000 decrease in sales of the Company's Extended SlideWizard products.

         Gross Margin - Gross margin for the six months ended June 30, 2001 was 50.2%, compared with 48.9% in the corresponding period in 2000. This change was primarily attributable to a greater proportion of revenue from higher margin PREP sales than in the corresponding period in 2000.

         Research and Development - Research and development expenses include salaries and benefits of scientific and engineering personnel, testing equipment, consulting and professional services, components for prototypes and certain facility costs. Research and development expenses for the first six months ended June 30, 2001 were $3.4 million, representing a 15% reduction from $4.0 million in the corresponding period in 2000. This change was primarily attributable to decreased net development costs on additional AutoPap applications, and an overall reduction in redundant research and development efforts that were eliminated as part of the merger with NeoPath.

         Regulatory - Regulatory expenses include salaries and benefits of regulatory and quality personnel, costs related to clinical studies and submissions to the FDA, and consulting services. Regulatory expenses for the six months ended June 30, 2001 were $986,000, representing a 140% increase from $411,000 in the corresponding period in 2000. This change was primarily attributable to the rebuilding and refocusing of the Company's regulatory efforts, which began in the third quarter ended September 30, 2000, and to the regulatory efforts surrounding the Company's pending FDA submissions and upcoming clinical studies.

         Sales and Marketing - Sales and marketing expenses include salaries and benefits of sales, marketing, sales support and service personnel, and their related expenses, as well as non-personnel-related expenses related to marketing the Company's products. Sales and marketing expenses for the six months ended June 30, 2001 were $7.0 million, representing a 119% increase from $3.2 million in the corresponding period in 2000. This increase is primarily due to the efforts undertaken by the Company to significantly expand its sales and marketing capabilities. The Company dramatically increased its sales and marketing staff to nearly 100 people at June 30, 2001 compared to approximately 50 people at June 30, 2000.

         General and Administrative - General and administrative expenses include salaries and benefits for administrative personnel, legal and other professional fees and certain facility costs. General and administrative expenses for the six months ended June 30, 2001 were $4.1 million, representing a 45% decrease from $7.4 million in the corresponding period in 2000. This decrease is primarily due to a one-time, non-cash compensation charge of $1.7 million related to repricing of stock options in the first half of 2000 and decreased legal costs in the first half of 2001. This decrease is also attributable to an overall reduction of personnel and elimination of other redundant functions and expenses resulting from the merger with NeoPath.

         Interest Income and Expense - Interest income for the six months ended June 30, 2001 was $1.3 million, representing a 218% increase from $412,000 in the six months ended June 30, 2000, primarily attributable to the higher average cash balance during 2001. Interest expense increased 10% from $767,000 in the six months ended June 30, 2000 to $842,000 in the six months ended June 30, 2001. In connection with the $7.0 million term loan obtained in the first quarter ended March 31, 2000, the Company issued warrants to acquire 223,253 shares of Common Stock at a weighted-average exercise price of $4.70 per share as a commitment fee. The value of the warrants was recorded as debt issuance costs and additional paid in capital and is being amortized to interest expense over the term of the debt. This increased interest expense is primarily attributable to the Company's recognition of $353,000 of this commitment fee as a non-cash charge to interest expense in the six months ended June 30, of 2001, compared with $256,000 in the corresponding period in 2000.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the

Company, as required, in fiscal year 2002. The Company does not expect any significant impact from the adoption of SFAS No. 141 and SFAS No. 142 on the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, TriPath Imaging recorded $45.4 million in cash and cash equivalents, compared with $54.3 million at December 31, 2000. Historically, TriPath Imaging's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $192.1 million as of June 30, 2001. TriPath Imaging has funded its operations primarily through the private placement and public sale of equity securities, and through debt facilities and product revenues.

Cash used in operating activities was $7.6 million during the six months ended June 30, 2001 and $4.3 million during the corresponding period in 2000. Negative operating cash flow during both periods was due primarily to operating losses. Capital expenditures were $318,000 during the six months ended June 30, 2001 and $72,000 during the corresponding period in 2000. TriPath Imaging has no material commitments for capital expenditures.

The Company recorded a long-term contingent liability of $1.1 million in accordance with the provisions of SFAS No. 5, "Accounting for Contingencies." This contingency relates to the Company's obligation to pay a third party an amount based on the difference between the market price of the Company's common stock on a specified date in the future and a predetermined target price. An amount of $1.3 million was accrued at December 31, 2000.

In July 2001, TriPath Imaging completed a private placement of securities under Regulation D of the Securities Act with BD pursuant to which BD acquired 2,500,000 shares of the Company's common stock for $10.00 per share. The transaction with BD provided the Company with an additional $25.0 million in cash.

Additionally, Millennium simultaneously acquired 400,000 shares of the Company's common stock in consideration of entering into a research license with TriPath Imaging.

The Company also paid $1.0 million in connection with other aspects of the transaction.

The Company believes that its existing cash and anticipated additional debt and lease financing for internal use assets, rental placements of PREP and sale and fee-per-use placements of AutoPap, will be sufficient to enable the Company to meet its future cash obligations through, at least, the next twelve months. The Company's future liquidity and capital requirements will depend upon numerous factors, including the level of placements of both PREP and AutoPap systems, the resources required, to further develop, and actual success of, its marketing and sales capabilities and efforts domestically and internationally, the resources required to expand manufacturing capacity and the extent to which the Company's products generate market acceptance and demand. In particular, the Company anticipates that marketing and sales expenditures for the continued PREP commercial rollout for gynecological uses in the United States, capital expenditures associated with placements of PREP IPO and rental units and AutoPap fee-per-use instruments, and expenditures related to manufacturing and other administrative costs will increase significantly. There can be no assurance that the Company will not require additional financing or will not in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's liquidity and capital resources, business, financial condition and results of operations.

CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS

This report on Form 10-Q contains forward looking statements including, without limitation, statements regarding the receipt of regulatory approvals, implementation of the Company's full-scale marketing and sales activities, management's plans and objectives for future operations, product plans and performance, management's assessment of market factors, as well as statements regarding the strategy and plans of the Company. The Company's operating results and financial condition have varied and may in the future vary significantly depending on a number of factors. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time: the FDA's decision with respect to certain inspectional observations made as part of an on-site inspection of the Company; FDA approval of, and third-party reimbursement for, the use of AutoPap with PREP, the ability to establish and maintain strategic collaboration and license arrangements, including uncertainties regarding the Company's ability to successfully implement its agreements with BD and Millennium, the risk of loss from lawsuits, the Company's stage of development relative to its competitive environment, uncertainties regarding product regulatory clearance, the ability to attain or maintain required compliance with regulations governing manufacturing of medical diagnostic devices, uncertainty of market acceptance of the Company's principal products, competition and technological change, history of operating losses, accumulated deficit and uncertainty of future profitability, dependence on a limited number of products, the possibility of future capital needs and the uncertainty of availability of additional financing, dependence on patents, copyrights, licenses and proprietary rights, risk of third-party claims of infringement, dependence on third-party reimbursement, ability to enter into research and marketing alliances and the terms of such alliances, international sales and operations risks, limited marketing and sales resources, risk associated with product liability claims, limited number of potential customers, limited manufacturing experience and capacity, dependence on single or limited-source suppliers and limited number of products, and ability to retain key personnel. These factors, among others, are described in greater detail in Exhibit 99.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 under the heading "Factors Affecting Future Operating Results." These factors may have a material adverse effect upon the Company's business, results of operations and financial conditions. Because of these and other factors, past financial performance should not be considered an indication of future performance.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

TriPath Imaging's financial results and cash flows are subject to fluctuation due to changes in interest rates primarily from its investment of available cash balances in highly rated institutions. TriPath Imaging maintains a short-term investment portfolio consisting of highly liquid investments with maturities of three months or less, classified as cash equivalents. TriPath Imaging's current policies do not allow it to use interest rate derivative instruments to manage exposure to interest rate changes. TriPath Imaging does not expect its operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In the normal course of business, the Company is subject to various legal proceedings and claims. The Company has recently settled one such claim as further described below.

On January 29, 2001, the Company was added as a defendant to an action commenced on September 12, 2000 in California Superior Court in Los Angeles County against several other defendants. The complaint alleges that certain defendants, including TriPath Imaging, incorrectly analyzed the product of a Pap smear procedure performed on one of the plaintiffs. The claim against the Company has been settled subject to court approval without any material liability to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on May 24, 2001, the Company's stockholders voted as follows:

         (a) To elect Robert E. Curry, Ph.D. and Paul R. Sohmer, M.D. to the Board of Directors, each to serve a three-year term.

                Nominee                      Vote "For"           Vote Withheld
                -------                      ----------           -------------

        Robert E. Curry, Ph.D.               30,152,950              163,604
         Paul R. Sohmer, M.D.                28,562,610             1,753,944

There were no broker non-votes or abstentions with respect to this matter. The terms in office of Richard A. Charpie, Ph.D., Haywood D. Cochrane, Jr., Thomas
A. Bonfiglio, M.D. and David A. Thompson continued after the annual meeting.

         (b) To approve the Company's 2001 Employee Stock Purchase Plan.

               Total Vote For the Proposal:                      29,862,916
               Total Vote Against the Proposal:                   356,319
               Abstentions:                                        97,319
               Broker Non-Votes:                                     0


         (c) To ratify the selection by the Board of Directors of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2001.

               Total Vote For the Proposal:                      30,195,046
               Total Vote Against the Proposal:                    54,467
               Abstentions:                                        52,041
               Broker Non-Votes:                                     0

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:

         (a) Exhibits.

              See the Exhibit Index immediately following the signature page.

         (b) Reports on Form 8-K.

              There were no reports on Form 8-K filed during the second quarter ended June 30, 2001.

                              TRIPATH IMAGING, INC.
                                    FORM 10-Q
                                  JUNE 30, 2001



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            TRIPATH IMAGING, INC.


DATE:  August 14, 2001                      BY: /s/ James D. Everhart
                                               ---------------------------------
                                                    James D. Everhart
                                                    Duly Authorized Officer and
                                                    Principal Financial Officer

                                  EXHIBIT INDEX


Exhibit                             Description
-------                             -----------

10.1 Securities Purchase Agreement dated as of July 31, 2001 by and between the Company and Becton, Dickinson and Company.

10.2 Securities Purchase Agreement dated as of July 31, 2001 by and among the Company, Millennium Pharmaceuticals, Inc. and mHoldings Trust.

10.3 License and Intellectual Property Access Agreement dated as of July 31, 2001 by and between the Company and Becton, Dickinson and Company.

10.4 Development and License Agreement dated as of July 31, 2001 by and among the Company, Becton, Dickinson and Company and TriPath Oncology, Inc.

10.5 Sublicense Agreement dated as of July 31, 2001 by and among the Company, Becton, Dickinson and Company and TriPath Oncology, Inc.

10.6 Transitional Services Agreement dated as of July 31, 2001 by and among the Company, Becton, Dickinson and Company and TriPath Oncology, Inc.

10.7 Option Agreement dated as of July 31, 2001 by and between the Company and Becton, Dickinson and Company.