Form 10-Q
period 2001-09-30
TRIPATH IMAGING INC
filed 2001-11-14
CIK 1041426

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001
                                               ------------------

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the transition period from        to
                                               ------    -------

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

               Class                     Outstanding at November 12, 2001

    Common Stock, $.01 par value                    37,289,765

                              TRIPATH IMAGING, INC.

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)...............2

    Condensed consolidated balance sheets
           As of September 30, 2001 and December 31, 2000......................2

    Condensed consolidated statements of operations
           Three months and nine months
           ended September 30, 2001 and 2000...................................3

    Condensed consolidated statements of cash flows
           For the nine months ended September 30, 2001 and 2000...............4

    Notes to unaudited condensed consolidated financial statements
           September 30, 2001..................................................5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........16


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings....................................................16

Item 2.  Changes in Securities and Use of Proceeds............................17

Item 6.  Exhibits and Reports on Form 8-K.....................................17

Signatures....................................................................18

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

                              TRIPATH IMAGING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                       SEPTEMBER 30,        DECEMBER 31,
                                                                            2001                2000
                                                                       -------------       -------------
ASSETS
Current assets:
    Cash and cash equivalents                                          $  63,590,129       $  54,340,169
    Accounts receivable                                                   10,107,527          11,548,974
    Inventory                                                             10,920,675           8,422,184
    Other current assets                                                     862,704             940,692
                                                                       -------------       -------------
       Total current assets                                               85,481,035          75,252,019

Customer-use assets                                                        5,579,334           9,399,739
Property and equipment                                                     1,764,092           1,868,059
Other assets                                                                 648,596             107,242
Intangible assets                                                         10,231,069          10,843,628
                                                                       -------------       -------------
       Total assets                                                    $ 103,704,126       $  97,470,687
                                                                       =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
    Accounts payable                                                   $   2,190,558       $   4,600,312
    Accrued expenses                                                       4,290,442           3,947,111
    Deferred revenue and customer deposits                                   805,889           1,156,541
    Deferred research and development funding                              2,479,200                --
    Current portion of long-term debt                                      3,195,953           3,232,114
                                                                       -------------       -------------
       Total current liabilities                                          12,962,042          12,936,078

Long-term debt, less current portion                                         911,638           2,447,594
Other long-term liabilities                                                5,411,600           1,312,789

Stockholders' equity:
    Common stock, $0.01 par value; 49,000,000 shares authorized;
       37,261,682 and 34,125,649 shares issued and outstanding at
       September 30, 2001 and December 31, 2000, respectively                372,617             341,256
    Additional paid-in capital                                           283,649,957         265,260,039
    Deferred compensation                                                       --               (89,140)
    Comprehensive loss                                                        (8,438)               --
    Accumulated deficit                                                 (199,595,290)       (184,737,929)
                                                                       -------------       -------------
       Total stockholders' equity                                         84,418,846          80,774,226
                                                                       -------------       -------------
       Total liabilities and stockholders' equity                      $ 103,704,126       $  97,470,687
                                                                       =============       =============

     See accompanying notes to condensed consolidated financial statements.

                              TRIPATH IMAGING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                              SEPTEMBER 30,                        SEPTEMBER 30,
                                                          2001              2000               2001               2000
                                                      ------------     ------------       -------------      -------------
Revenues                                              $  5,250,448     $  8,092,645       $  20,690,371      $  23,640,069
Cost of revenues                                         2,205,043        3,655,177           9,894,518         11,596,057
                                                      ------------     ------------       -------------      -------------
     Gross profit                                        3,045,405        4,437,468          10,795,853         12,044,012

Operating expenses:
   Research and development                              1,903,332        2,090,007           5,333,515          6,135,027
   Regulatory                                              489,806          150,439           1,475,675            561,653
   Sales and marketing                                   5,019,243        1,529,504          12,068,129          4,753,711
   General and administrative                            3,274,531        3,330,166           7,392,892         10,751,821
                                                      ------------     ------------       -------------      -------------
                                                        10,686,912        7,100,116          26,270,211         22,202,212
                                                      ------------     ------------       -------------      -------------
Operating loss                                          (7,641,507)      (2,662,648)        (15,474,358)       (10,158,200)
Interest income                                            650,411          267,352           1,962,004            679,261
Interest expense, including amortization
   of non-cash debt issuance costs under
   term loan agreement                                    (502,785)        (470,654)         (1,345,007)        (1,237,436)
                                                      ------------     ------------       -------------      -------------
Net loss                                              $ (7,493,881)    $ (2,865,950)      $ (14,857,361)     $ (10,716,375)
                                                      ============     ============       =============      =============

Net loss per common share (basic and diluted)
                                                      $      (0.21)    $      (0.10)      $       (0.43)     $       (0.38)
                                                      ============     ============       =============      =============

Weighted-average common
 Shares outstanding                                     36,141,139       28,641,500          34,861,250         28,368,381
                                                      ============     ============       =============      =============

     See accompanying notes to condensed consolidated financial statements.

                              TRIPATH IMAGING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                           2001               2000
                                                                      ------------        ------------
OPERATING ACTIVITIES
Net loss                                                              $(14,857,361)       $(10,716,375)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization                                          3,276,310           5,704,905
  Non-cash interest expense                                                670,386             367,375
  Stock-based compensation                                                    --             1,811,843
  (Gain) loss on disposal of fixed assets                                   (9,300)              1,190
  Amortization of deferred research and development                       (413,200)               --
  Other non-cash items                                                   1,276,000                --
Change in operating assets and liabilities:
    Accounts receivable                                                  1,480,508          (4,601,958)
    Inventory                                                           (1,254,613)          1,679,529
    Accounts payable and other current liabilities                      (2,212,564)           (326,474)
    Other                                                                 (542,414)            640,072
                                                                      ------------        ------------
Net cash used in operating activities                                  (12,586,248)         (5,439,893)

INVESTING ACTIVITIES
   Purchases of property and equipment                                    (521,659)            (99,382)
   Disposals of property and equipment                                       9,300                --
   Additions to intangible assets                                             --               (17,780)
   Other                                                                   136,188                --
                                                                      ------------        ------------
Net cash used in investing activities                                     (376,171)           (117,162)

FINANCING ACTIVITIES
   Proceeds from issuance of stock                                      17,806,000                --
   Proceeds from exercise of stock options                                 776,771             805,197
   Proceeds from long-term debt                                               --             7,000,000
   Payments on long-term debt                                           (2,474,885)         (1,844,110)
   Outside funding of research and development                           6,198,000                --
   Other                                                                   (29,406)            (59,625)
                                                                      ------------        ------------
Net cash provided by financing activities                               22,276,480           5,901,462

Effect of exchange rate changes on cash                                    (64,101)               --
                                                                      ------------        ------------
Net increase in cash and cash equivalents                                9,249,960             344,407
Cash and cash equivalents at beginning of period                        54,340,169          13,962,337
                                                                      ------------        ------------
Cash and cash equivalents at end of period                            $ 63,590,129        $ 14,306,744
                                                                      ============        ============

     See accompanying notes to condensed consolidated financial statements.

                              TRIPATH IMAGING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 2001

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


2. INVENTORY

Inventory consists of the following:
                                     SEPTEMBER 30,        DECEMBER 31,
                                        2001                 2000
                                     -------------        ------------

Raw materials                        $   5,413,329        $  3,438,601
Work in process                          1,391,456           1,468,691
Finished goods                           4,115,890           3,514,892
                                     -------------        ------------
                                     $  10,920,675        $  8,422,184
                                     =============        ============

For the three months ended September 30, 2001 and 2000, reclassifications of $295,652 and $690,240, respectively, occurred between Customer-Use Assets, Property and Equipment and Inventory. For the nine months ended September 30, 2001 and 2000, reclassifications of $1,417,893 and $1,606,195, respectively, occurred between Customer-Use Assets, Property and Equipment and Inventory.


3. NET LOSS PER SHARE OF COMMON STOCK

Per share information is based upon the weighted-average number of shares of common stock outstanding during the period. The Company incurred losses during all periods presented. As a result, these common stock equivalents were not used to compute diluted loss per share since the effect was anti-dilutive. Accordingly, there is no difference between basic and diluted loss per share in the periods presented.

                              TRIPATH IMAGING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4. TRANSACTION, INTEGRATION AND RESTRUCTURING COSTS

In connection with the merger with NeoPath, Inc. on September 30, 1999, certain expenses of the transaction, costs to integrate the two organizations, and expenses associated with the restructuring of the Company's business have been accrued and recorded as an expense. The following table presents the components of the expense recorded and the amounts paid through September 30, 2001:

                                        TOTAL
                                       EXPENSE        ----------------------PAYMENTS-------------------      BALANCE REMAINING
                                     SEPTEMBER 30,          1999             2000         2001                SEPTEMBER 30,
                                         2001                                                                      2001
                                     -------------    ------------------------------------------------------------------------
Cash expenses:
  Transaction and professional fees  $   2,554,314    $   1,296,694      $  1,257,620      $        --         $         --
  Personnel separation costs             1,098,540          443,987           448,785          205,768                   --
  Other costs                              553,000          428,822           124,178               --                   --
                                     -------------    ------------------------------------------------------------------------
                                         4,205,854    $   2,169,503      $  1,830,583      $   205,768         $         --
                                                      ========================================================================
Non-cash expenses:
  Write-off of assets                    4,239,489
                                     -------------
Total expenses                       $   8,445,343
                                     =============

Transaction costs are comprised of amounts owed to investment bankers and advisors for services rendered in conjunction with the merger. Personnel separation costs reflect severance payments made or to be made to employees terminated as a result of the merger. The non-cash write-off of assets primarily relates to property and equipment and the core technology acquired from Neuromedical Systems, Inc. ("NSI") in May 1999 deemed to have become redundant or obsolete as a result of the merger. Other costs include integration costs directly related to the merger and other costs resulting from actions taken to merge the operations of the two companies.

5. LONG-TERM DEBT

Included in current and long-term debt are the balances on a $7.0 million subordinated term loan which the Company obtained from a syndicate of lenders in February 2000 to finance operations. As of September 30, 2001, the balance outstanding was $4.3 million, including a current portion of $2.8 million and a long-term portion of $1.5 million. The loan, which is collateralized by substantially all of the assets of the Company, accrues interest at a rate equal to the U.S. Treasury Note plus 8%. Accrued interest was due monthly for the first six months of each draw, at which time the outstanding principal balance became payable over a thirty-month term. In connection with this term loan, the Company issued to the lenders warrants to purchase 223,253 shares of the Company's Common Stock. Using a Black-Scholes pricing model, these warrants were valued as of September 30, 2001 at $806,000, which represents non-cash debt issuance costs. These warrants, which expire in 2007, were recorded as additional paid-in capital and the resulting debt issuance costs are being amortized to interest expense over the three-year term of the loan. These warrants have a weighted average exercise price of $4.70 and were exercisable upon issuance.

                              TRIPATH IMAGING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6. LINE OF CREDIT

In February 2000, the Company obtained a $5.0 million working capital line of credit. The outstanding balance is limited to an amount equal to 80% of eligible accounts receivable. The line of credit commitment was renewed for an additional one-year term in January 2001. At September 30, 2001, there was no outstanding balance on the line of credit. This line bears interest at the bank's prime rate plus 1/2% and is collateralized by substantially all of the assets of the Company. The line of credit carries customary covenants, including the maintenance of a minimum modified current ratio and other requirements.

7. OTHER LONG-TERM LIABILITIES

The Company has recorded a long-term contingent liability of $2.1 million, at September 30, 2001, in accordance with the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies," on the basis that the likelihood of a future event occurring is probable and reasonably estimable. This contingency relates to the Company's obligation to pay a third party an amount based on the difference between the market price of the Company's common stock on a specified date in the future and a predetermined target price. An amount of $1.3 million was accrued at December 31, 2000.

The Company has entered into a series of agreements with Becton, Dickinson and Company ("BD") on July 31, 2001, to develop and commercialize molecular diagnostics and pharmacogenomic tests for cancer as part of the ongoing strategic alliance between BD and Millennium Pharmaceuticals, Inc. ("Millennium"), and has accounted for the transaction in accordance with the provisions of FASB SFAS No. 68, "Research and Development Arrangements." In connection with the transaction, the Company recorded $6.2 million in deferred research and development ("R&D") funding, which will be amortized against such expenses over thirty months on a straight line basis. In the third quarter of 2001, $413,000 of amortization was recorded against R&D expense. Included in current and other long-term liabilities are the unamortized balances of $2.5 million and $3.3 million, respectively.

8. STOCKHOLDER'S EQUITY

On July 31, 2001, TriPath Imaging completed a private placement of securities under Regulation D of the Securities Act with BD pursuant to which BD acquired 2,500,000 shares of the Company's common stock for $10.00 per share. The Company accounted for a portion of these proceeds in accordance with the provisions of FASB SFAS No. 68, "Research and Development Arrangements" and recorded $6.2 million thereof as deferred research and development funding, which will be amortized against such expenses over thirty months on a straight line basis. The transaction with BD provided the Company with an additional $25.0 million in cash.

In a separate agreement, TriPath Imaging and Millennium entered into a research license for TriPath Imaging 's evaluation of certain patents in the area of colon cancer. In consideration of this agreement, TriPath Imaging issued to Millennium 400,000 shares of the Company's common stock.

                              TRIPATH IMAGING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9. RECENTLY ISSUED ACCOUNTING STANDARDS

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

TriPath Oncology, a wholly-owned subsidiary of TriPath Imaging, will develop molecular diagnostic and pharmacogenomic tests for malignant melanoma and cancer of the prostate, breast, ovary and cervix. These products will be based upon the genomic discovery research, conducted at Millennium, under its existing research and development agreement with BD. TriPath Oncology and BD will configure validated markers provided by Millennium, under its agreement with BD, into commercial diagnostic and pharmacogenomic products and services. Commercial responsibilities for resulting products will be shared between BD and TriPath Oncology.

TriPath Imaging generates PREP revenue from either the sale, rental or lease of PREP systems and from the sale of the related test kits, comprised of proprietary reagents and other disposables. Additionally, the Company generates revenue from service contracts on the PREP systems. For system sales, customers purchase the PREP instrument and make separate purchases of test kits. Revenue recognition on the sales of the PREP system occurs at the time the instrument is installed and accepted at the customer site. For system rentals, PREP systems are placed at the customer's site free of charge and the customer is obligated to purchase test kits for a fixed term, typically three or four years. Under these transactions, there is no revenue recognized on the PREP system hardware. For system leases, the Company offers two alternatives. The first alternative involves a lease arrangement directly through the Company for the PREP instrument and related hardware. These leases require monthly payments for the equipment and are typically for 36, or 48-month terms. The customer purchases the reagents and disposables that run on the instruments separately from the lease on an as-needed basis. Under these transactions, there is no revenue recognized on the PREP system hardware. The second alternative is known as our Integrated Purchase Option, or "IPO" program, under which PREP systems are purchased by a third party financial institution and are placed at the customer's site free of charge. The customer then purchases the reagents at a price that is sufficient to repay the financial institution for the cost of the PREP instrument and to provide the Company with an acceptable profit on the reagents and disposables. Under the IPO program, the Company records revenue for the instrument sale at the time the instrument is installed and accepted at the customer site. The IPO program enables the Company to implement its strategy to maximize the number of instruments placed with customers and thereby increase its ongoing, higher margin reagent revenue stream. However, regardless of whether PREP systems are sold, rented or leased, each system placed typically provides a recurring revenue stream as customers process the test kits sold by the Company.

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

TriPath Imaging markets its products to domestic and foreign clinical laboratories through direct sales activities in the United States and primarily through distributors in international markets. In the fourth quarter of 2000, the Company began a significant expansion of its marketing and sales activities to accelerate the commercialization of its core business in several ways. Approximately 15 additional laboratory sales representatives were hired to increase contact with the laboratory customer marketplace. Through an alliance with Nelson Professional Sales ("NPS"), the Company engaged the physician market directly for the first time by adding approximately 25 physician-directed representatives, on a contract basis, to augment TriPath Imaging's direct sales efforts. In July 2001, the Company, through its agreement with NPS, added 15 additional physician-directed representatives to its sales forces. This resulted in total sales and marketing professionals of nearly 100 individuals. These forces include individuals engaged directly with the OB-GYN and primary care physician market to sell the PREP product. Additionally, the Company's expanded laboratory sales forces have been organized under geographically established divisional lines to better address potential customers around the country. The Company has also focused on marketing, and has directed resources toward various marketing-related initiatives designed to increase awareness and market acceptance of its products and services, including the addition of various employees and initiatives focused on product management and brand identification. TriPath Imaging anticipates that manufacturing expenses will increase to the extent that market acceptance of its products increases. To further educate and reinforce the benefits of TriPath Imaging products, a long-term partnership with a third party physician/peer selling organization was initiated during the first quarter of 2001 and will continue into 2002.

TriPath Imaging believes that its proprietary technology and intellectual property will provide a unique platform for an array of applications in cell pathology. The Company believes that combining AutoPap and PREP will create a unique and integrated system for the detection of cancerous and pre-cancerous Pap smears that is otherwise currently not available from any other single vendor. In October 1999, the Company submitted to the FDA a Pre-Market Approval ("PMA") supplement to its AutoPap PMA application to obtain approval for the use of the AutoPap(R) Primary Screening System to screen AutoCyte PREP thin-layer slide preparations. In October 2001, the Company received approval from the FDA for this supplement and is now approved to market the combined product consisting of its thin-layer AutoCyte(R) PREP for screening by the AutoPap.

In the fourth quarter of 2000, TriPath Imaging launched the AutoPap GS, the next generation of AutoPap system, for use outside of the United States. The AutoPap(R) GS System, which screens both conventional Pap smears and AutoCyte PREP thin-layer preparations, incorporates the Company's Slide Wizard user interface and motorized microscopic stage to direct the cytologist to fields of view determined by the AutoPap to most likely contain abnormal cells. The Company anticipates initiating clinical trials at the end of 2001 to obtain data to support an application for U.S. approval of the AutoPap GS by the FDA.

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

     o    regulatory and reimbursement matters;

     o    FDA approval of the Company's new products in development;

     o    research and development activities; and

     o the extent to which the Company is successful in establishing research and marketing alliances.

On July 31, 2001, the Company entered into a series of agreements with Becton, Dickinson and Company ("BD") to develop and commercialize molecular diagnostics and pharmacogenomic tests for cancer as part of the ongoing strategic alliance between BD and Millennium Pharmaceuticals, Inc. ("Millennium"). The goal of this program is to develop tests designed to provide individualized diagnostic and prognostic information, assist in treatment selection for patients with cancer, and improve the prediction of patient health care outcomes.

In connection with its agreements with BD, the Company established TriPath Oncology, Inc., a wholly-owned subsidiary of the Company to manage its activities for this development and commercialization effort. TriPath Oncology will develop molecular diagnostic and pharmacogenomic tests for malignant melanoma and cancer of the prostate, breast, ovary and cervix. These products will be based upon the genomic discovery research, conducted at Millennium, under its existing research and development agreement with BD. TriPath Oncology and BD will configure validated markers provided by Millennium, under its agreement with BD, into commercial diagnostic and pharmacogenomic products and services. Commercial responsibilities for resulting products will be shared between BD and TriPath Oncology.

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

In a separate agreement, TriPath Imaging and Millennium entered into a research license for TriPath Imaging's evaluation of certain patents in the area of colon cancer. In consideration of this agreement, TriPath Imaging issued to Millennium 400,000 shares of the Company's common stock.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Revenue - Revenue for the third quarter ended September 30, 2001 was $5.3 million, representing a decrease of 35% compared with revenue of $8.1 million in the third quarter ended September 30, 2000. The decrease is due to decreases of $4.6 million in sales of AutoPap-related products and $414,000 in sales of the Company's extended SlideWizard line of products and other revenues. These decreases were partially offset by an increase of $2.2 million in PREP-related revenue. The increase in PREP revenue was predominantly attributable to sales in the third quarter ended September 30, 2001 of test kits, which increased almost 113% compared with the third quarter ended September 30, 2000. Within PREP sales, domestic gynecologic test sales increased 166%, international test sales increased 43%, while non-gynecologic test sales increased 5%. Capital equipment revenue from the sales of PREP instruments also increased 98% from the third quarter of 2000. The continued increase in PREP-related revenue and the decrease in AutoPap related sales reflects the ongoing market trend away from the conventional Pap smear and increasing conversion to thin-layer technology. The decrease in AutoPap-related revenue is due to a $2.3 million decrease in sales of AutoPap systems and a $2.3 million decrease in fee-per-use revenue, including contracts with guaranteed minimum payments. This decrease is largely attributable to reduced revenue from the Company's arrangement with Quest Diagnostics as a result of substantial completion of the arrangement and to the sale of a number of instruments that had been under fee-per-use agreements in the first quarter ended March 31, 2001. Additionally, new AutoPap sales were negatively affected by the uncertainty surrounding the Company's premarket approval supplement submission to the FDA to approve the use of the AutoPap to screen AutoCyte PREP thin-layer slides. In October 2001, the Company received FDA approval for its premarket approval supplement to use its AutoCyte PREP prepared slides on the AutoPap and is now approved to market the combined product commercially.

         Gross Margin - Gross margin for the third quarter ended September 30, 2001 was 58.0%, compared with 54.8% in the corresponding period in 2000. The increase was primarily attributable to a greater portion of revenues from higher margin PREP sales than in the corresponding quarter in 2000.

         Research and Development - Research and development expenses include salaries and benefits of scientific and engineering personnel, testing equipment, consulting and professional services, components for prototypes and certain facility costs. Research and development expenses for the third quarter ended September 30, 2001 were $1.9 million, representing a 10% reduction from $2.1 million in the third quarter ended September 30, 2000. This decrease was primarily attributable to an overall reduction in redundant research and development efforts that were eliminated as part of the merger with NeoPath. There was approximately $150,000 of additional expense, net of amortization of deferred research and development funding of $413,000, recorded in the third quarter of 2001 related to TriPath Oncology.

         Regulatory - Regulatory expenses include salaries and benefits of regulatory and quality personnel, costs related to clinical studies and submissions to the FDA, and relevant consulting services. Regulatory expenses for the third quarter ended September 30, 2001 were $490,000, a 226% increase from $150,000 in the third quarter of 2000. This increase was primarily attributable to rebuilding and refocusing of the Company's regulatory efforts after the merger with NeoPath and to the regulatory efforts surrounding the Company's pending FDA submissions and upcoming clinical studies.

         Sales and Marketing - Sales and marketing expenses include salaries and benefits of sales, marketing, sales support and service personnel, and their related expenses, as well as non-personnel-related expenses related to marketing the Company's products. Sales and marketing expenses for the third quarter ended September 30, 2001 were $5.0 million, representing a 228% increase from $1.5 million in the third quarter ended September 30, 2000. This increase is primarily due to the efforts undertaken by the Company to significantly expand its sales and marketing capabilities, including the addition of various employees and initiatives focused on product management and brand identification. The Company has significantly increased its sales and marketing staff to approximately 100 people at September 30, 2001.

         General and Administrative - General and administrative expenses include salaries and benefits for administrative personnel, legal and other professional fees and certain facility costs. General and administrative expenses for the third quarter ended September 30, 2001 were $3.27 million, representing a 2% decrease from $3.33 million in the third quarter of 2000. General and administrative expenses in the third quarter of 2001 include approximately $1.0 million attributable to amounts recorded under a contingent liability. The general and administrative expenses in the third quarter of 2000 included approximately $1.0 million in legal expenses incurred in defending certain litigation that has since been settled.

         Interest Income and Expense - Interest income for the third quarter ended September 30, 2001 was $650,000, representing a 143% increase from $267,000 during the third quarter ended September 30, 2000. This was primarily attributable to the higher average cash balance during the third quarter ended

September 30, 2001, resulting primarily from the $43.0 million investment in the Company's common stock by a subsidiary of Hoffmann-La Roche during the fourth quarter ended December 31, 2000 and from the $25.0 million investment in the Company by BD during this quarter. Offsetting this increase to some extent were reduced interest rates over the course of the third quarter ended September 30, 2001. Interest expense increased 7% from $471,000 in the third quarter ended September 30, 2000 to $503,000 in the third quarter ended September 30, 2001. This net increase was impacted by two factors. First, there were lower average balances of outstanding debt in the third quarter ended September 30, 2001 compared to the third quarter ended September 30, 2000, attributable to amounts outstanding under the Company's term loan. Second, in connection with the $7.0 million term loan obtained in the first quarter ended March 31, 2000, the Company issued warrants to acquire 223,253 shares of Common Stock at a weighted-average exercise price of $4.70 per share as a commitment fee. The value of the warrants was recorded as debt issuance costs and additional paid-in-capital and is being amortized to interest expense over the term of the debt. The Company recognized $318,000 of this commitment fee as a non-cash charge to interest expense in the third quarter ended September 30, 2001 compared with $112,000 in the third quarter ended September 30, 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         Revenue - Revenue for the nine months ended September 30, 2001 was $20.7 million, representing a 12% decrease compared to revenue of $23.6 million in the corresponding period in 2000. The net decrease was primarily due to a $6.6 million, or 75%, decrease in AutoPap fee-per-use and related revenue. This decrease in AutoPap fee-per-use and related revenue was partially offset by a $4.6 million, or 64%, increase in total PREP revenue. The increase in PREP revenue was primarily attributable to domestic sales in the first nine months of 2001, consisting of increases of both instrument sales, of 36%, and the sale of GYN test kits, of 183%. A growing installed base of instruments has allowed for both an increase in PREP instrument revenue and for growth in PREP disposable consumption, resulting in increased revenue. The decrease in AutoPap fee-per-use and related revenue is primarily attributable to sales of AutoPap instruments out of fee-per-use arrangements and to the substantial completion of the agreement with Quest Diagnostics. The remaining net decrease in total revenue is primarily attributable to a $893,000 decrease in sales of the Company's Extended SlideWizard products and other miscellaneous revenue.

         Gross Margin - Gross margin for the nine months ended September 30, 2001 was 52.2%, compared with 50.9% in the corresponding period in 2000. This change was primarily attributable to a greater proportion of revenue from higher margin PREP sales than in the corresponding period in 2000.

         Research and Development - Research and development expenses include salaries and benefits of scientific and engineering personnel, testing equipment, relevant consulting and professional services, components for prototypes and certain facility costs. Research and development expenses for the first nine months ended September 30, 2001 were $5.3 million, representing a 13% reduction from $6.1 million in the corresponding period in 2000. This change was primarily attributable to decreased net development costs on additional AutoPap applications, and an overall reduction in redundant research and development efforts that were eliminated as part of the merger with NeoPath. There was approximately $150,000 of additional expense, net of amortization of deferred research and development funding of $413,000, recorded in 2001 related to TriPath Oncology.

         Regulatory - Regulatory expenses include salaries and benefits of regulatory and quality personnel, costs related to clinical studies and submissions to the FDA, and relevant consulting services. Regulatory expenses for the nine months ended September 30, 2001 were $1.5 million, representing a 163% increase from $562,000 in the corresponding period in 2000. This change was primarily attributable to the rebuilding and refocusing of the Company's regulatory efforts, which began in the third quarter ended September 30, 2000, and to the regulatory efforts surrounding the Company's pending FDA submissions and upcoming clinical studies.

         Sales and Marketing - Sales and marketing expenses include salaries and benefits of sales, marketing, sales support and service personnel, and their related expenses, as well as non-personnel-related expenses related to marketing the Company's products. Sales and marketing expenses for the nine months ended September 30, 2001 were $12.1 million, representing a 154% increase from $4.8 million in the corresponding period in 2000. This increase is primarily due to the efforts undertaken by the Company to significantly expand its sales and marketing capabilities, including the addition of various employees and initiatives focused on product management and brand identification. The Company dramatically increased its sales and marketing staff to approximately 100 people at September 30, 2001 compared to approximately 70 people at September 30, 2000.

         General and Administrative - General and administrative expenses include salaries and benefits for administrative personnel, legal and other professional fees and certain facility costs. General and administrative expenses for the nine months ended September 30, 2001 were $7.4 million, representing a 31% decrease from $10.8 million in the corresponding period in 2000. This decrease is primarily due to a one-time, non-cash compensation charge of $1.7 million related to repricing of stock options in June 2000 and decreased legal costs in the first nine months of 2001. Partially offsetting this net decrease was $846,000 recorded under a contingent liability.

         Interest Income and Expense - Interest income for the nine months ended September 30, 2001 was $2.0 million, representing a 189% increase from $679,000 in the nine months ended September 30, 2000, primarily attributable to the higher average cash balances during 2001. Interest expense increased 9% from $1.2 million in the nine months ended September 30, 2000 to $1.3 million in the nine months ended September 30, 2001. This net increase was impacted by two factors. First, there were lower average balances of outstanding debt in the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000, attributable to amounts outstanding under the Company's term loan. Second, in connection with the $7.0 million term loan obtained in the first quarter ended March 31, 2000, the Company issued warrants to acquire 223,253 shares of Common Stock at a weighted-average exercise price of $4.70 per share as a commitment fee. The value of the warrants was recorded as debt issuance costs and additional paid in capital and is being amortized to interest expense over the term of the debt. The Company recorded $670,000 of this commitment fee as a non-cash charge to interest expense in the nine months ended September 30, of 2001, compared with $367,000 in the corresponding period in 2000.

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

On October 3, 2001 the Financial Accounting Standards Board ("FASB" or the "Board") issued FASB Statement No. 144 ("SFAS 144" or the "Standard"), Accounting for the Impairment or Disposal of Long-

Lived Assets. The objectives of SFAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. The Company does not expect the above accounting pronouncements to have a significant impact on the Company.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, TriPath Imaging recorded $63.6 million in cash and cash equivalents, compared with $54.3 million at December 31, 2000. Historically, TriPath Imaging's expenses have significantly exceeded its revenues, resulting in an accumulated deficit of $199.6 million as of September 30, 2001. TriPath Imaging has funded its operations primarily through the private placement and public sale of equity securities, and through debt facilities and product revenues.

Cash used in operating activities was $12.6 million during the nine months ended September 30, 2001 and $5.4 million during the corresponding period in 2000. Negative operating cash flow during both periods was due primarily to operating losses. Capital expenditures were $522,000 during the nine months ended September 30, 2001 and $99,000 during the corresponding period in 2000. TriPath Imaging has no material commitments for capital expenditures.

The Company recorded a long-term contingent liability of $2.1 million in accordance with the provisions of SFAS No. 5, "Accounting for Contingencies." This contingency relates to the Company's obligation to pay a third party an amount based on the difference between the market price of the Company's common stock on a specified date in the future and a predetermined target price. An amount of $1.3 million was accrued at December 31, 2000.

On July 31, 2001, TriPath Imaging completed a private placement of securities under Regulation D of the Securities Act with BD pursuant to which BD acquired 2,500,000 shares of the Company's common stock for $10.00 per share. The transaction with BD provided the Company with an additional $25.0 million in cash. Additionally, a wholly-owned subsidiary of Millennium simultaneously acquired 400,000 shares of the Company's common stock in consideration of entering into a research license with TriPath Imaging. The Company also paid $1 million in connection with other aspects of the transaction.

The Company believes that its existing cash and anticipated additional debt and lease financing for internal use assets, rental placements of PREP and sale and fee-per-use placements of AutoPap, will be sufficient to enable the Company to meet its future cash obligations through, at least, the next twelve months. The Company's future liquidity and capital requirements will depend upon numerous factors, including the level of placements of both PREP and AutoPap systems, the resources required, to further develop, and actual success of, its marketing and sales capabilities and efforts domestically and internationally, the resources required to expand manufacturing capacity and the extent to which the Company's products generate market acceptance and demand. In particular, the Company anticipates that marketing and sales expenditures for the continued PREP commercial rollout for gynecological uses in the United States, capital expenditures associated with placements of PREP IPO and rental units and AutoPap fee-per-use instruments, and expenditures related to manufacturing and other administrative costs will increase. There can be no assurance that the Company will not require additional financing or will not in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's liquidity and capital resources, business, financial condition and results of operations.

CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS

This report on Form 10-Q contains forward looking statements including, without limitation, statements regarding the receipt of regulatory approvals, implementation of the Company's full-scale marketing and sales activities, management's plans and objectives for future operations, product plans and performance, management's assessment of market factors, as well as statements regarding the strategy and plans of the Company. The Company's operating results and financial condition have varied and may in the future vary significantly depending on a number of factors. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time: third-party reimbursement for the use of AutoPap with PREP, the ability to establish and maintain strategic collaboration and license arrangements, including uncertainties regarding the Company's ability to successfully implement its agreements with BD and Millennium, the risk of loss from lawsuits, the Company's stage of development relative to its competitive environment, uncertainties regarding product regulatory clearance, the ability to attain or maintain required compliance with regulations governing manufacturing of medical diagnostic devices, uncertainty of market acceptance of the Company's principal products, competition and technological change, history of operating losses, accumulated deficit and uncertainty of future profitability, dependence on a limited number of products, the possibility of future capital needs and the uncertainty of availability of additional financing, dependence on patents, copyrights, licenses and proprietary rights, risk of third-party claims of infringement, dependence on third-party reimbursement, ability to enter into research and marketing alliances and the terms of such alliances, international sales and operations risks, limited marketing and sales resources, risk associated with product liability claims, limited number of potential customers, limited manufacturing experience and capacity, dependence on single or limited-source suppliers and limited number of products, and ability to retain key personnel, and the possible disruption of our operations due to terrorist activities and armed conflict, including as a result of the disruption of operations of our business and our customers, suppliers, distributors, couriers, collaborative partners, licensees and clinical trial sites. These factors, among others, are described in greater detail in Exhibit 99.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 under the heading "Factors Affecting Future Operating Results." These factors may have a material adverse effect upon the Company's business, results of operations and financial conditions. Because of these and other factors, past financial performance should not be considered an indication of future performance.


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

On January 29, 2001, the Company was added as a defendant to an action commenced on September 12, 2000 in California Superior Court in Los Angeles County against several other defendants. The complaint alleges that certain defendants, including TriPath Imaging, incorrectly analyzed the product of a Pap smear procedure performed on one of the plaintiffs. The claim against the Company has been settled without any material liability to the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In July 2001, the Company issued an aggregate of 2,500,000 shares of its Common Stock to BD and 400,000 shares of its Common Stock to Millennium in connection with the agreements with BD and Millennium. The Company believes that these issuances of securities qualified as transactions by an issuer not involving a public offering within the meaning of Section 4(2) of the Securities Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         (a) Exhibits.

             None.

         (b) Reports on Form 8-K.

             There were no reports on Form 8-K filed during the third quarter ended September 30, 2001.

                              TRIPATH IMAGING, INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 2001



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           TRIPATH IMAGING, INC.


DATE:  November 13, 2001                   BY: /s/ James D. Everhart
                                               ---------------------------------
                                                   James D. Everhart
                                                   Principal Accounting Officer