Form 10-K
period 2001-12-31
TRIPATH IMAGING INC
filed 2002-04-01
CIK 1041426

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

  (MARK ONE)
     [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 2001
                                             OR
     [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ____________to ____________

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

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 25, 2002 was: $127,533,474.

     There were 37,454,684 shares of the registrant's Common Stock outstanding as of March 25, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement of the Registrant for the Registrant's 2002 Annual Meeting of Shareholders to be held on May 23, 2002, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year of December 31, 2001, are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             TRIPATH IMAGING, INC.

                               TABLE OF CONTENTS


PART I.
Item 1.       Business....................................................    2
Item 2.       Properties..................................................   26
Item 3.       Legal Proceedings...........................................   26
Item 4.       Submission of Matters to a Vote of Security Holders.........   26

PART II.
Item 5.       Market for the Registrant's Common Equity and Related
              Stockholder Matters.........................................   27
Item 6.       Selected Consolidated Financial Data........................   28
Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................   28
Item 7a.      Quantitative and Qualitative Disclosures About Market
              Risks.......................................................   39
Item 8.       Consolidated Financial Statements and Supplementary Data....   40
Item 9.       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure....................................   40

PART III.
Item 10.      Directors and Executive Officers of the Registrant..........   40
Item 11.      Executive Compensation......................................   40
Item 12.      Security Ownership of Certain Beneficial Owners and
              Management..................................................   40
Item 13.      Certain Relationships and Related Transactions..............   40

PART IV.
Item 14.      Exhibits, Consolidated Financial Statement Schedules and
              Reports on Form 8-K.........................................   40
Signatures................................................................   44

As used in this report, the terms "we," "us," "our," "TriPath Imaging" and the "Company" mean TriPath Imaging, Inc. and its subsidiaries, unless the context indicates another meaning.

Note Regarding Trademarks

AutoCyte(R), AutoCyte Quic(R), AutoPap(R), CytoRich(R), ImageTiter(R), NeoPath(R), PAPMAP(R), and PREPAP(R) are registered trademarks of TriPath Imaging, Inc. TriPath Imaging(TM), TriPath Care Technologies(TM), i(3) Series(TM), FocalPoint(TM), PrepMATE, PrepStain, SurePath(TM), SlideWizard(TM), AutoCyte PREP(TM) and PREPAP(TM), are trademarks of TriPath Imaging, Inc. All other products and company names are trademarks of their respective holders.

                                     PART I

ITEM 1.  BUSINESS

     This Annual Report on Form 10-K contains forward-looking statements, including statements regarding our results of operations, research and development programs, clinical trials and collaborations. Statements that are not historical facts are based on our management's current expectations, beliefs, assumptions, estimates, forecasts and projections. These forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that could cause actual results to differ significantly from those discussed in these forward-looking statements. Important factors that could cause or contribute to these differences include those described in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Policies" and in "Factors Affecting Future Operating Results" attached hereto as Exhibit
99.1 and incorporated by reference into this Form 10-K. You should not place undue reliance on the forward-looking statements, which speak only as the date of this report. We undertake no obligation to update these statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events, except as required by law.

THE COMPANY

     We develop, manufacture, market, and sell proprietary products for cancer detection, diagnosis, staging, and treatment selection. We are using our proprietary technologies, and know-how to create an array of products designed to improve the clinical management of cancer. We were formed in September 1999 through the merger of AutoCyte, Inc. and NeoPath, Inc. and acquisition of the technology and intellectual property of Neuromedical Systems, Inc. We were created to leverage the complementary nature of the products, technologies, and intellectual property developed by our predecessor companies, all of whom were early pioneers in the application of computerized image processing and analysis to detect the often subtle cellular abnormalities associated with cancer and its precursors. To date, we have developed an integrated solution for cervical cancer screening and other products that deliver image management, data handling, and prognostic tools for cell diagnosis, cytopathology and histopathology. We believe that recent advances in genomics, biology, and informatics are providing new opportunities and applications for our proprietary technology.

     We are organized into two operating units:

     - Commercial Operations, through which we manage the market introduction, sales, service, manufacturing and ongoing development of our products; and

     - TriPath Oncology, our wholly-owned subsidiary through which we manage the development of molecular diagnostic and pharmacogenomic tests for cancer.

Commercial Operations

     During 2002, we adopted the trademark TriPath Care Technologies to describe our commercial product offering and to communicate the broad nature of our corporate vision and the value created by our growing product portfolio, including the "i(3)" series and SlideWizard product lines.

     To further refine our market positioning and to enhance brand awareness among our customers, we re-branded our cervical cancer screening products under the "i(3)" product line. Our "i(3)" series product line for screening for cervical cancer is the first integrated system for the collection, preparation, staining and computerized analysis of conventional Pap smears and liquid-based, thin-layer preparations. Our i(3) product line includes the:

     - SurePath System, a proprietary, liquid-based cytology sample collection, preservation and transport system and PrepStain, an automated slide preparation system that produces slides with a standardized, thin layer of stained cervical cells, which together were formerly known as the AutoCyte PREP System ("PrepStain"). SurePath addresses errors in cell sample collection and slide preparation while providing a liquid medium for adjunctive laboratory testing of specimens, whereas the PrepStain slide processor reduces the complexity of interpretation by providing a homogeneous, more representative and standardized thin-layer of stained cells and a liquid medium for adjunctive laboratory testing of specimens. The FDA approved
      PrepStain in June 1999.

     - FocalPoint SlideProfiler System, a slide screening system that uses proprietary technology to distinguish between normal thin-layer or conventional Pap smears and those that have the highest likelihood of abnormality, formerly known as the AutoPap Primary Screening System ("FocalPoint"). In May 1998, FocalPoint was approved by the FDA as the first and only fully automated device for primary screening of conventional Pap smear slides. Additionally, in October 2001, the FocalPoint was approved by the FDA to process thin-layer slides prepared using our PrepStain system.

     Our SlideWizard product line includes the Image Titer, an FDA cleared method for automating the measurement of antinuclear antibody, research applications for DNA, immunohistochemical quantification, cellular analysis, and expression quantification, a system for the transmission and interpretation of tissue specimens via remote telecommunications or "telepathology", and a software based storage and retrieval system for microscopic images.

TriPath Oncology

     Our TriPath Oncology business focuses on developing and commercializing molecular diagnostic and pharmacogenomic tests for a variety of cancers. On July 31, 2001, we entered into a series of agreements with Becton, Dickinson and Company ("BD") to develop and commercialize molecular diagnostics and pharmacogenomic tests for malignant melanoma and cancers of the cervix, breast, ovary, colon and prostate as part of the ongoing strategic alliance between BD and Millennium Pharmaceuticals, Inc. ("Millennium").

     The goal of our molecular oncology program is to utilize discoveries in genomics and proteomics research to develop and commercialize diagnostic and pharmacogenomic tests to improve the clinical management of cancer. Specifically, we have active programs in development designed to identify individuals with cancer at the earliest possible stage of the disease, provide individualized predictive and prognostic information, guide treatment selection for patients with cancer, and predict disease recurrence. The core products and services we are developing through our collaboration with BD will be based upon genomic and proteomic markers identified through discovery research, conducted at Millennium, under its existing research and development agreement with BD. TriPath Oncology will clinically validate and develop these proprietary cancer markers into commercial diagnostic and pharmacogenomic oncology products and services. Commercial responsibilities for resulting products will be shared between BD and TriPath Oncology. BD will continue to fund additional discovery research activities at Millennium.

     We believe that the successful development and commercialization of genomics based oncology products will require:

     - identification and validation of novel molecular markers;

     - expertise in assay formatting and development; and

     - development of clinical instrumentation that will permit multiple and quantitative gene and protein expression analyses within cells.

     Completion of these steps requires technology and expertise in gene discovery and proteomics, assay formatting and development, and image analysis and instrumentation. We believe that our proprietary assets and technologies in imaging analysis together with the broad access to novel molecular markers offered by our relationship with BD, will provide us with the necessary technology and expertise to successfully develop improved diagnostic oncology products. We also believe that the establishment of TriPath Oncology as a separate business unit will provide the flexibility necessary to create an organization and dedicated management team with top-notch skills and expertise in assay formatting and development, thereby fulfilling our vision for success in the molecular oncology diagnostics market.

THE CANCER MARKET

     Cancer is a chronic and complex disease characterized by uncontrolled growth and spread of abnormal cells. According to the World Health Organization
(WHO), the worldwide incidence of cancer in the year 2000 exceeded 10 million cases, excluding basal and squamous cell cancers of the skin. The WHO further estimates that approximately 6.2 million deaths worldwide were attributable to cancer in 2000. In the United States, the American Cancer Society (ACS) estimates that roughly 1.3 million cases of non-skin cancers were diagnosed in 2001. In the United States, men have about a 1 in 2 lifetime risk of developing cancer, and women have about a 1 in 3 risk. The most frequently diagnosed cancers include cancer of the prostate, breast, lung and colon, which combined account for just over one half of all non-skin cancers diagnosed in the United States.

     Treatments for cancer are expensive and oftentimes ineffective. Current treatments for cancer include surgery, radiation, and chemotherapy. Surgery is limited in its effectiveness because it treats the tumor at a specific site and may not remove all the cancer cells, particularly if the cancer has spread. Radiation and chemotherapy can treat the cancer at multiple sites but can cause serious adverse side effects because they destroy healthy cells and tissues as well as cancer cells. The ACS projected that in 2001, approximately one half million Americans died of cancer-related illness and that the five year relative survival rate for individuals diagnosed with cancer is about 60%. The National Institutes of Health estimates that the overall costs of cancer-related illness in the US exceed $180 billion in 2000.

     The market for cancer diagnostics is expected to grow substantially due to the increased incidence of cancer, an aging population, early cancer awareness, pressure to reduce cancer mortality rates and improvements in healthcare screening systems. The existing cancer diagnostics market is characterized predominantly by tests or methods that identify the presence of surrogate markers or cellular abnormalities that are correlated with the presence or stage of disease but, for the most part, do little to provide information specific to the disease or the outcome of the patient. The current technologies used in cancer diagnostics consist primarily of tumor marker immunoassays, cytology evaluation and mammography.

     While some of the underlying causes of specific cancers can be traced to a single genetic alteration, it is now believed that multiple complex genetic changes underlie the development of the vast majority of cancers. However, the identification of genetic anomalies alone is unlikely to prove clinically significant as many genetic events may have minimal or no impact on a patient's health, whereas others may pose life-threatening health risks. Determining the interrelationship of genes and proteins, and their interaction with one another will be as important as understanding the underlying cause of the genetic change itself. The scientific community's knowledge of these underlying genetic factors has only recently come about through the development of more sophisticated research and discovery tools, investment in mapping of the human genome, and development of bioinformatics capabilities to assess the clinical relevance of these genetic abnormalities.

     In recent years, novel molecular oncology tests have been introduced to provide additional clinical information previously unavailable to assess an individual's predisposition or lifetime risk of developing certain cancers. These tests are also used to screen and assist in the diagnosis of the presence of disease, to assess patient prognosis and outcome more accurately, to guide therapeutic selection in the management of certain cancers and to monitor for disease recurrence. These tests offer the promise of providing a more accurate, disease-specific understanding of cancer to best address the needs of medical practitioners.

Cervical Cancer

     Cancer of the uterine cervix, or cervical cancer, is the second most common form of cancer among women worldwide, with approximately 500,000 new cases reported each year. The American Cancer Society estimates that during 2002, doctors will diagnose approximately 13,000 cases of invasive cervical cancer in the United States, and that approximately 4,100 women will die in the United States of cervical cancer in 2002.

     Invasive cervical cancer spreads from the surface of the cervix to tissue deeper in the cervix or to other parts of the body. Cervical cancer develops in stages over a period of time beginning with pre-invasive changes that eventually progress to invasion. Because of the progression to invasion, most all deaths due to invasive cervical cancer can be prevented with early-stage detection and treatment. Early detection is critical in promoting patient wellness. The more advanced the cancer, the lower the chances are of managing and/or curing the patient. Thus, regular cervical screening examinations are recommended in the United States and many foreign countries.

The Conventional Pap Smear

     The conventional Pap smear is currently the most widely used screening test for cervical cancer. This test was developed by Dr. George N. Papanicolaou in the 1940's and has essentially remained unchanged until the advent of liquid-based cytology and automated computer primary screening. The Pap smear detects pre-cancerous lesions before they invade the cervix while they are 100% curable. It is estimated that clinical laboratories in the United States perform over 50 million Pap smears annually. We believe that annual test volume outside of the United States is in excess of 80 million. Of the 50 million annual Pap smear tests performed in the United States, industry sources estimate that approximately 2.5 million, or five percent, are diagnosed at the pre-cancerous or cancer stage.

     In the United States, although widespread and regular use of the conventional Pap smear has contributed to a greater than 70% decrease in deaths resulting from cervical cancer, the death rate from the disease has declined at a rate of only approximately 1.6% per year. We believe that despite the success of the conventional Pap smear as a diagnostic tool, there are practical limitations to the this test which contribute to an estimated $5.0 billion in annual costs. These costs are associated with the treatment of advanced pre-cancerous and cancerous cervical disease. Additional costs are also incurred by third-party payers due to repeat testing for poor quality smears and by clinical laboratories due to litigation associated with inaccurate diagnoses. The introduction of liquid-based cytology has improved specimen adequacy and automated computer screening has improved diagnostic accuracy.

     The evaluation of conventional Pap smears involves the science of cytology, which includes the microscopic evaluation and interpretation of pre-cancerous and malignant morphological changes in cells. The process begins with the collection of cervical cells during a gynecologic pelvic examination. To obtain a Pap smear, a clinician uses a sampling device to scrape the surface of a woman's uterine cervix to collect a sample of cervical cells. If the conventional Pap smear method is used, this sample is smeared onto a microscope slide and the sampling device is discarded. If our SurePath liquid-based method is used, the device is placed into our proprietary fluid and the cells are suspended in the fluid media.

     After the cervical sample is taken, the sample and patient information are sent to a clinical laboratory for further processing, screening and diagnosis. A cytotechnologist who is specially trained to evaluate cell changes screens and interprets the slide. Any abnormality is further reviewed by a medical doctor or pathologist.

     Typically, about 90% to 95% of all Pap smears are classified as normal. Pap smears classified as other than normal specify the degree of abnormal change. For example atypical cells commonly referred to as "atypia," represents the least significant change with a very low likelihood to progress to cancer if left untreated. The next classification is low-grade squamous intraepithelial lesions ("LSIL") which has a slightly higher likelihood of progressing to cancer if left untreated but overall is still relatively low. High-grade squamous intraepithelial lesions ("HSIL") represent changes that biologically have the highest likelihood of progressing to cancer if left untreated. The most serious classification is the diagnosis of cancer itself. Optimally, the Pap test's objective is to detect the atypical to HSIL lesions as well as early invasive cancer so the lesion can be treated and the patient cured.

Limitations of the Conventional Pap Smear Test Process

     Each Pap smear slide sample typically contains 50,000 to 300,000 cervical cells. The process of manually screening and interpreting a conventional Pap smear requires intense visual examination of the slide sample through a microscope. Because abnormal cells are not readily visible, errors may occur and abnormal cells may not be seen by the cytotechnologist during the microscopic review process. Abnormal cells can be obscured by blood, mucus or white blood cells making them difficult to find and interpret. Other factors such as air-drying distorts the cells, resulting in normal cells being misinterpreted as abnormal, or abnormal cells being misinterpreted as normal. Most of these limitations are a result of poor specimen quality and have been shown to be minimized by using a liquid-based collection method

     Pap smears also have a highly variable false-negative rate. A false-negative results when the patient actually has evidence of disease but the Pap smear is reported as negative. False-negative rates of the conventional Pap smear vary widely among laboratories and have been reported to range from 5% to 55%, depending on factors such as the skill and experience of the practitioner who collects the sample and prepares the slide, and the level of training of the cytotechnologist and pathologist who review the slide. Studies suggest that the highest percentage of false negative diagnoses are the result of inadequacies in sample collection and slide preparation. In this situation, the abnormal cells are either not collected properly on the sampling device or are collected properly on the sampling device but are not transferred properly to the microscopic glass slide. Other causes of false-negatives are attributable to detection and interpretation errors where abnormal cells are present on the Pap smear but they are either not seen at all, or are seen but interpreted as negative.

     A study published in the American Journal of Clinical Pathology reported that, with a conventional Pap smear, as much as 80% of the sample taken from a patient may not be transferred to the slide and remains on the discarded collection device. In addition to inadequate cell transfer, the conventional Pap smear slide preparation process may produce inconsistent and non-uniform slides with extreme variability in quality, often making examination difficult. If a Pap smear is interpreted as unsatisfactory or less-than-optimal because of poor quality sampling or because of obscuring factors, the clinician may be prompted to call the patient back for a repeat test.

     When using the conventional Pap smear process, a physician is unable to perform additional testing using the original patient sample. If additional testing is required, the patient must return to the physician's office to provide a second sample. This can cause a great deal of stress to the patient, thereby reducing the accuracy of the second sample. The SurePath liquid collection method allows the laboratory access to the remaining cellular material from the original patient sample. Repeat and ancillary testing from the residual cell solution may provide a more cost effective patient management program for inconclusive Pap smear tests, and may reduce a patient's stress and anxiety associated with repeat testing.

OUR PRODUCTS

THE I(3) SERIES PRODUCT LINE

     Our "i(3)" series product line of cervical cytology products are intended to address the current limitations of the conventional Pap smear process and the lack of automation in the cytopathology laboratory. The products within our "i(3)" series product line work together as part of an integrated system for the collection, preparation, staining and computerized analysis of liquid-based, thin-layer Pap preparations and the screening of conventional Pap smears. The silent exponent "3" suggests the expertise contributed by each of our three predecessor companies, AutoCyte, NeoPath and NSI, as well as the value of these component products in providing intelligent identification through innovation. Within the "i(3)" series line, individual products have been renamed to better communicate the value they provide to the physician, patients and laboratory professionals. Our "i(3)" series line of cervical cytology products includes SurePath, formerly called CytoRich, a proprietary, liquid-based cytology sample collection, cell preservation and transport system, and PrepStain, an automated slide preparation system that produces slides with a standardized, thin layer of stained cervical cells. In addition, the i(3) series includes FocalPoint which utilizes proprietary technology to distinguish between either normal thin-layer or normal conventional Pap smears and those that have the highest likelihood of abnormality.

The PrepStain System (formerly AutoCyte PREP)

     Our PrepStain system consists of proprietary reagents, plastic disposables and automated equipment for preparing a thin-layer of cervical cells on a SurePath microscope slide. The SurePath slide preparation process begins with the clinician collecting a patient's cervical sample using a conventional collection device provided in the SurePath collection kit, in this case a cervical broom with a detachable head. The clinician then immediately places and detaches the head of the collection device in a vial containing our proprietary SurePath preservative fluid, thereby retaining all of the cells from the collection device. The sample is thoroughly mixed, resulting in a randomized cell suspension which is removed from the vial and layered onto a proprietary liquid density reagent in a plastic centrifuge tube using our patented syringe device. Batch centrifugation is then conducted on the cell suspension to remove excess blood, inflammatory cells and other debris from the sample.

     Once centrifugation is completed, the lab technician places the tube containing the separated diagnostic cells onto an automated pipetting system. This pipetting system then distributes the cervical cells in a thin-layer on the microscope slide and discretely stains the slide for subsequent analysis. A SurePath slide typically contains approximately 50,000 to 160,000 diagnostic cells that are distributed uniformly over a 13-mm diameter circle. PrepStain is currently capable of preparing and discretely staining approximately 48 thin-layer SurePath slides in approximately one hour.

     We have also developed an automated accessory to the PrepStain system called PREPmate that reduces the number of manual preparation steps required on the PrepStain system. PREPmate is intended to reduce the time required to prepare samples for processing on the PrepStain instrument. The FDA approved PREPmate for use in the U.S. in May 2001.

Advantages of PrepStain Over the Conventional Pap Smear Process

     We believe that the PrepStain system offers the following advantages over the conventional Pap smear process:

     - More Complete Sample Collection. Because the clinician places the collection device directly into the SurePath vial, the entire patient sample is contained in our proprietary preservative fluid. Since all collected cells are retained, the sub-sample on the thin-layer preparation is more representative of the patient's specimen. In a conventional Pap smear process, as much as 80% of the cervical sample can be inadvertently discarded on the collection device after smearing the sample onto the slide.

     - Improved Sample Quality. By eliminating variations in preparation techniques and the fixative spraying step from the sample collection process, PrepStain virtually eliminates air-drying, generates a more complete fixation, and provides a more standardized preparation process in a controlled, laboratory environment. This more uniform cell sample distribution also reduces cell clumping and obscuring from debris. We believe that SurePath thin-layer slides provide cytotechnologists with samples that are clearer, more representative and easier to diagnose than conventional Pap smear slides.

     - Improved Cytotechnologist Productivity. In our clinical studies, some laboratories using PrepStain experienced a greater than 50% increase in cytotechnologist screening productivity. The impact on cytotechnologist efficiency is important to clinical laboratories because of the growing shortage of qualified cytotechnologists in recent years and the need to create and maintain a desirable working environment for cytology professionals.

     - Automated and Discrete Staining Function. PrepStain includes a discrete, or individual, slide staining function performed by a computer-controlled robotic pipetting station. Unlike conventional Pap smear slides that are often manually stained in a batch process using common reservoirs of staining reagents, PrepStain's staining reagents are directly applied to individual slides. As a result, staining reagents are not shared among slides. We believe this reduces the risk of cross-contamination among cell samples that can lead to inaccurate diagnoses.

     - Multiple Testing Capability. Because our proprietary SurePath preservative system enables the patient sample to be preserved for several months, it permits, if necessary, preparation of several slides from a single sample. We believe that the ability to perform adjunctive slide-based tests using a single sample, together with the improved quality of the slide itself, will reduce re-testing expenses typically associated with inconclusive Pap smear tests. The residual patient sample may also be used for other diagnostic protocols such as HPV testing, infectious disease testing and application of specific tumor markers. Residual sample testing is under FDA review and will require FDA approval if and when such testing is determined to be viable.

Advantages of PrepStain Over Other Thin-Layer Sample Preparation Systems

     We believe that PrepStain offers the following advantages over other thin-layer devices:

     - Improved Sample Quality. The SurePath sample is processed through the PrepStain series of proprietary liquid-based reagents and centrifuge separation techniques designed to "enrich" the sample with a high concentration of diagnostic cells. The only other currently FDA-approved thin-layer device relies on membrane filtration. We believe that our cell enrichment process more effectively controls the incidence of infectious agents, mucus, inflammatory cells and other debris that may reduce the performance of membrane filtration systems. We believe that, in populations with high rates of gynecological infection, PrepStain's cell enrichment process will result in a more representative slide sample that should ultimately lead to a reduction in uncertain or incorrect diagnoses.

     - Higher Throughput. PrepStain has the capacity to produce approximately 48 thin-layer slide preparations in approximately one hour, using a hands-off robotic system. We believe the throughput capability of PrepStain to be the highest of any thin-layer product on the market today.

     - Improved Screening. The cell circle on a SurePath slide is smaller than the cell circle on other available thin-layer devices, yet the number of diagnostic cells is approximately equal. We believe that the smaller cell circle, coupled with a lower incidence of infectious agents, mucus, inflammatory cells and other debris, should result in faster, more efficient screening by cytology professionals.

     - Familiarity with Sample Preparation Approach. The PrepStain centrifugation and robotic liquid handling techniques are similar to conventional procedures already in use in clinical laboratories.

     - Discrete Staining Function. Unlike other thin-layer devices that rely on batch staining using common reservoirs of staining reagents, PrepStain staining reagents are applied directly to individual slides. Discrete staining offers several benefits, including reduced risk of cross-contamination among cell samples, less degradation of the staining solution and less staining time and lower costs.

     - Increased Screening Output. Unlike other thin-layer devices, slides prepared using the PrepStain instrument are approved by the FDA to be screened by our FocalPoint Slide Profiler instrument. Using this technology, up to 25% of slides screened by the FocalPoint can be archived without requiring further human review, resulting in time and labor savings to the laboratory. Further, use of the FocalPoint can accelerate the laboratory's turnaround time on test results.

FocalPoint Slide Profiler (formerly AutoPap Primary Screening System)

     FocalPoint Slide Profiler is a primary interpretation system designed to distinguish between normal and abnormal Pap smears. FocalPoint was approved by the FDA in May 1998 as a primary screening device for conventional Pap smear slides. In October 2001, the FDA approved the use of FocalPoint as a primary screening device for our PrepStain-prepared, SurePath thin-layer slides. FocalPoint uses visual intelligence algorithms to improve accuracy in the primary screening of conventional Pap smear slides and our SurePath thin-layer slides. As approved by the FDA, FocalPoint identifies up to 25% of slides as "within normal limits" and requiring no further review (sometimes referred to as "sort rate" or "no further review rate"). Cytotechnologists then manually screen the remaining slides with the assistance of FocalPoint's ranked review report. This ranked review report shows the relative scores of the processed slides. At least 15% of the highest-ranking slides that are classified normal by manual review then undergo quality control re-screening. Outside the United States, the FocalPoint is used, in some instances, to identify up to 50% of slides "within normal limits."

     FocalPoint works with a range of staining procedures used on conventionally-prepared Pap smear slides. FocalPoint analyzes a Pap smear in about the same time as a cytotechnologist. It holds 288 Pap smear slides at once, is easy to load and unload and can operate continuously with minimal intervention for up to 24 hours per day. We provide each clinical laboratory with on-site training, system documentation, a comprehensive quality assurance program and ongoing customer and technical support.

Advantages of FocalPoint Slide Profiler Over Conventional Pap Smear Screening

     We believe the FocalPoint offers the following advantages over manual screening of Pap smears:

     - Improved Screening. Clinical laboratories rely on the manual screening of Pap smear slides by cytotechnologists. The FocalPoint is the only instrument approved by the FDA to process Pap smears without human review. Clinical studies have shown that the use of FocalPoint to review conventionally prepared Pap smear slides results in the identification of significantly more abnormal slides as compared to the manual screening process. We believe that the FocalPoint-assisted laboratory is better able to correctly identify abnormal slides as compared to laboratories that rely only on manual Pap smear screening. We believe that laboratories using of FocalPoint will substantially improve their quality of practice, and have the potential to reduce their exposure to liability resulting from false-negative results.

     - Detection of Pre-Cancerous Cells. In recent years the medical community has increasingly focused on improving the quality of women's healthcare. We believe that FocalPoint will allow laboratories to better detect pre-cancerous cervical conditions and cervical cancer, thereby improving the standard of care for female patients. Earlier detection and treatment of cervical cancer can lower risks of morbidity and death.

     - Increased Screening Output. Currently, in the U.S. market there exists a shortage of trained and qualified cytotechnologists to review slides. By archiving up to 25% of slides requiring "no further review", the FocalPoint can reduce the number of Pap smears requiring cytotechnologist review and therefore increase a laboratory's overall screening capacity. The commercial laboratory industry is highly competitive, and improved turnaround on result reporting can be an important source of differentiation. By incorporating the FocalPoint, we believe laboratories have an opportunity to substantially improve their turnaround times for reporting results by eliminating and preventing backlogs from occurring due to existing labor shortages.

     - Improved Economics. In the past several years, the U.S. market has transitioned from 100% conventional Pap smears to approximately in excess of 50% thin-layer prepared Pap smears. While we anticipate the trend toward thin-layer testing to continue, most laboratories currently offer a mix of both testing methods. For conventional Pap smears screened by the FocalPoint system, the national reimbursement limit amount is $15.73 for each sample that falls within the category of slides classified as "within normal limits" and requiring no further review, or up to 25% of all slides screened. The national reimbursement limit for the remaining 75% or more of the slides screened using the FocalPoint system and requiring further review is $21.00. This compares favorably to a $14.00 national reimbursement limit for manual screening of conventional Pap smears. We believe that the FocalPoint offers laboratories an effective platform to transition to thin-layer testing while realizing the clinical and economic benefits of computerized screening of both SurePath slides and conventional Pap smears.

FocalPoint GS

     In the fourth quarter of 2000, we launched the FocalPoint GS, the next generation of the FocalPoint system for use outside the United States. The FocalPoint GS further improves the screening process by automating the microscopic analysis of SurePath thin-layer slides or conventional Pap smears designated for further review by the FocalPoint Slide Profiler. The FocalPoint GS integrates our SlideWizard technology into the FocalPoint screening process. The FocalPoint instrument is interfaced to our SlideWizard platform and networked to one or more commercially available microscopes that have been equipped with computer-controlled automated stages for fast relocation of "fields of interest" on microscopic slides. During the initial screening process, and for each slide screened, the FocalPoint GS identifies and stores a pre-set number of "fields of interest" in which it has calculated a higher probability of abnormality. As with the FocalPoint Slide Profiler screening process, the FocalPoint GS identifies up to 25% of slides as "within normal limits" for which no further review is required. For each of the remaining slides, the FocalPoint communicates the location coordinates of the "fields of interest" to the computer controlled microscope stage via the SlideWizard platform. The "fields of interest" are electronically highlighted for easy identification. This facilitates an abbreviated microscopic review and allows the cytotechnologist to quickly analyze the slide for the presence of cellular abnormality. Abnormal findings thus identified can be confirmed by full microscopic review. If no abnormality is identified during this rapid cytologic assessment, no further review is required.

     We believe the established quality of the FocalPoint algorithms, coupled with the highly focused nature of location-guided screening, allow a laboratory to improve quality, increase capacity by up to 200% and alleviate backlogs and/or labor shortages.

     We anticipate initiating clinical trials in the second half of 2002 to obtain data to support an application for U.S. approval of the FocalPoint GS by the FDA. Upon completion of these studies, we plan to submit a PMA supplement to the FDA for domestic approval of FocalPoint GS.

SLIDEWIZARD PRODUCT LINE

     Our long-term product strategy involves the entry into the broader clinical laboratory automation market. Our SlideWizard product line consists of PC-based applications focused on the quantification of the nuclear DNA content of cells and of specific molecules in cells or tissue sections (immunohistochemistry and immunocytochemistry assays), the management and archiving of images and patient information, the exchange of data via telepathology and the creation of comprehensive reports combining color images and patient data. Our SlideWizard line of products include:

     - A telepathology system for the transmission and interpretation of tissue specimens via remote telecommunication;

     - A software-based image management, archiving and retrieval system for microscopic images;

     - A system that performs quantitative analysis of DNA by quantifying Feulgen Stain, nuclear texture and morphology;

     - A general purpose image analysis system for the recognition and quantification of virtually any stain application on a variety of biologic materials;

     - ImageTiter, a method for automating measurement of antinuclear antibodies, as well as research applications in histopathology; and

     - LGS, an electronic dotting and labeling system.

     In November 1995, we received 510K clearance by the FDA to market the ImageTiter for automating antinuclear antibody testing. Our DNA and immuno-quantification applications are presently offered "For Research Only" in the United States. A SlideWizard workstation is also a component of the FocalPoint GS system which is currently sold only outside the United States. We expect to develop additional applications or modules in the field of tissue diagnosis and prognosis to run on the proprietary SlideWizard platform. We may elect to pursue regulatory clearance to market in the United States for additional SlideWizard applications currently under development or developed by us in the future.

MOLECULAR DIAGNOSTICS PRODUCTS

     We are developing oncology products and services under our collaboration with BD. These products and services will be based upon genomic and proteomic markers identified through discovery research, conducted at Millennium under its existing research and development agreement with BD. TriPath Oncology will clinically validate and develop these proprietary cancer markers into commercial diagnostic and pharmacogenomic oncology products and services. Commercial responsibilities for resulting products will be shared between BD and TriPath Oncology. BD will continue to fund additional discovery research activities at Millennium.

     We believe that our automated visual intelligence technology can be used for other diagnostic tests that involve microscopic analysis of biological specimens on glass slides, such as sputum, blood, urine or other samples. To develop our technologies for other applications, we will need to adapt software algorithms to analyze each of these other samples.

     In February 2002, we executed a letter of intent to collaborate with AmeriPath, Inc., a leading national provider of cancer diagnostics, genomic, and related information, on the validation and clinical use of a novel gene expression assay for malignant melanoma. According to the terms of the letter of intent, AmeriPath will validate reagents and procedures to incorporate a novel gene target for malignant melanoma. The assay results will be analyzed using our Extended SlideWizard imaging and telepathology platform. We expect to finalize this arrangement in May 2002, subject to obtaining various authorizations and approvals, as well as the negotiation and execution of a definitive agreement.

     Commercial development of additional products and services resulting from our collaboration with BD is expected to begin in 2004 for the staging and prognosis of cervical, breast and prostate cancer followed by assays for the early detection and monitoring of ovarian, breast, prostate and colon cancer in 2005. In the interim, TriPath Oncology is investigating a number of potential strategic alliances to complement, accelerate and augment the activities arising from the collaboration with BD.

MARKETING AND SALES

     Automation of the historically labor intensive in vitro diagnostic industry has provided one of the largest opportunities for cost reduction in health care services, a necessity driven by the current health care environment. Today, virtually all sectors of the clinical diagnostics industry have been automated to a significant extent. Automating strategies that have employed digital technology and robotics, and specific techniques for sensing and identifying specific analytes, such as radioimmunoassay, enzyme and enzyme-linked immunoassay, flow cytometry, immunohistochemistry, and emerging DNA based techniques, such as polymerase chain reaction and in situ hydridization, have redefined the practice of clinical laboratory medicine. Laboratory application of automated diagnostic systems has resulted in reduced labor costs, more reliable diagnosis in shorter periods of time and the availability of digitally formatted information which facilities the independent evaluation of cost-effectiveness and the determination of evidence based core pathways designed to optimize patient care. Concomitantly, the steadily increasing trend toward complete process automation has driven the bottom line growth of suppliers of diagnostic reagents and automating medical devices.

     The two exceptions to this pattern of rapidly increasing automation in in vitro diagnostics have been the cytopathology and histopathology laboratories, where the standard of practice is defined by the visual examination and analysis of cells and tissues. Cancer, in one of its many forms, is the disease most often considered and evaluated in laboratories. Samples being examined are typically tissue biopsies or Pap smears. The collection and preparation of these samples have been resistant to the general wave of automation because they have required human observation and analysis under a microscope. The observer is required to identify and interpret what are often very subtle changes within human tissues. These are often very complex, time consuming, tedious and exacting tasks. The practices of cytopathology and histopathology remain largely manual and labor intensive.

     Previously, the complex biologic structural, or morphologic, changes exhibited by cancer were considered too subtle for identification and interpretation by computer or other automated apparatus. The conventional wisdom was that cell and tissue diagnosis is an intrinsically qualitative process that requires subjective visual judgment. However, as the science of image processing and analysis has matured, it has become increasingly accepted that these "subjective" signals can be redefined in terms of mathematical algorithms. These algorithms, in turn, provide the basis for computerization and an automated solution.

     As the last frontier for automation in in vitro diagnostics, the cytopathology and histopathology laboratories present a major opportunity. We believe that automation of these laboratories through computerized image analysis will:

     - significantly reduce labor costs;

     - drive improved standardization, reproducibility, and quality control;

     - enhance the efficiency of treatment by increasing the accuracy and precision of diagnosis, and;

     - provide an opportunity to collect digitalized information to facilitate the development of highly specific and targeted outcome patient care programs.

     Automated slide preparation and screening products were introduced into the cervical cancer screening market in the mid-1990's. We expect to benefit from the increased awareness and growing acceptance of these new technologies.

Marketing Strategy

     We currently market our cervical cytology products as part of an integrated system and have been combined them under our "i(3)" series product line. Our SurePath, PrepStain and FocalPoint systems, together, provide the only integrated solution for sample preparation, processing, staining and computerized analysis of liquid based thin-layer preparations. We began limited international commercial sales of our PrepStain system in 1993, and commenced commercialization in the United States following FDA approval in 1999. We began placements of AutoPap QC systems, a predecessor to the current FocalPoint system, in 1995 and of FocalPoint system in 1998. FocalPoint is the only fully automated Pap smear screening device to receive regulatory clearance for marketing in the United States.

     The principal market for gynecological applications of PrepStain and FocalPoint are clinical laboratories worldwide. Clinical laboratories are also the primary focus for patients, physicians and third party payers in connection with the Pap smear process. In an effort to facilitate the adoption of our products, we have engaged the necessary sales professionals to educate and promote our products to each of these groups. Furthermore, we have contractual partnerships with organizations associated with physician education and third party payer/reimbursement support. We view these partnerships as a necessary extension of our business given their potential to fuel our growth and expansion into new technologies.

     The principal market for non-gynecological applications of PrepStain is also clinical laboratories worldwide, although these applications are performed in significantly lower quantities than cervical cancer screening applications. Non-gynecological applications for the detection of cancer are performed on body fluids, including urine samples, respiratory specimens and a variety of fine-needle aspirates of specific organs.

     We market our products to domestic and foreign clinical laboratories through direct sales activities in the United States and primarily through distributors in international markets. In the fourth quarter of 2000, we significantly expanded our marketing and sales activities to accelerate the commercialization of our products. We hired approximately 15 additional laboratory sales representatives to increase contact with laboratories. Through an alliance with Nelson Professional Sales ("NPS"), we engaged the physician market directly for the first time by adding approximately 25 physician-directed representatives on a contract basis, and augmented our direct sales efforts. In July 2001, we added 15 additional physician-directed representatives to our sales force through our agreement with NPS, resulting in a sales and marketing force of nearly 100 individuals. Our sales force includes individuals engaged directly with the OB-GYN and primary care physician market to sell the PrepStain system. Additionally, our expanded laboratory sales force has been organized under geographical segments to better address potential customers around the country.

     We have also increased our marketing efforts by directing resources toward various marketing-related initiatives designed to promote brand identification and awareness, increase market acceptance of our products and services and enhance product management. To further educate and reinforce the benefits of our products, we initiated a long-term partnership with a third party physician/peer selling organization that will continue into 2002. An important element of our marketing strategy is to achieve broad market acceptance of our integrated product consisting of our PrepStain thin-layer slides for cervical cancer screening by the FocalPoint system. In implementing this strategy, we will seek to address the needs of the constituencies described below.

     Clinician/OB-GYN. The clinician requires a simple collection technique that results in an accurate and adequate sample from the patient. We believe that PrepStain's patented cell enrichment process and SurePath's single collection device facilitate high quality results using a simple collection technique.

     Large clinical laboratories. Conventional Pap smear testing has become a concentrated market in the United States. We believe that approximately 50% of cervical cancer test volume is concentrated among a relatively small number of large laboratories. We believe the following factors will enable us to market PrepStain and FocalPoint successfully to this concentrated market segment:

     - PrepStain's high throughput and cost-effectiveness;

     - FocalPoint's ability to identify more abnormal slides than conventional methods;

     - FocalPoint's ability to show improved specificity over current practice; and

     - FocalPoint's ability to screen both conventional and liquid-based slides.

     Moreover, the pressures associated with rising health care costs, rising litigation costs, and the limited supply of qualified cytotechnologists should further facilitate adoption of PrepStain and FocalPoint by the large laboratory market.

     Medium and small clinical laboratories. We also intend to continue to devote a portion of our marketing and sales resources to targeting medium-sized and small clinical laboratories. Hospital consolidation, particularly the consolidation of laboratories of larger hospitals, has created a medium-sized customer for our products. We expect that the medium-sized and small clinical laboratory segment of the market generally will utilize our IPO or equipment rental programs.

     Third-party payers. We have gained a significant level of market acceptance of our products by third party payers by devoting additional resources in the area of reimbursement. We plan to continue promoting the clinical and economic benefits of our PrepStain and FocalPoint systems to nationally managed care providers, major private insurers and other third-party payers, including the benefits of their combined use. We have demonstrated that the overall cost savings to the health care system, resulting from the early detection of cervical cancer and the decrease in unnecessary repeat Pap smears, biopsies and colposcopies resulting from improved specimen adequacy, more than offset the cost of our products. See also "Third-Party Reimbursement" below.

Sales Strategy

     We generate PrepStain related revenue from either the sale, rental or lease of PrepStain systems and from the sale of the related SurePath test kits, comprised of proprietary reagents and other disposables. Additionally, we generate revenue from service contracts on the PrepStain systems. For system sales, customers purchase the PrepStain instrument and make separate purchases of test kits. Revenue recognition on the sales of the PrepStain system occurs at the time the instrument is installed and accepted at the customer site. For system rentals, PrepStain systems are placed at the customer's site free of charge and the customer is obligated to purchase SurePath test kits for a fixed term, typically three or four years. Under these rental arrangements, there is no revenue recognized on the PrepStain system hardware. For system leases, we offer two alternatives. The first alternative involves a lease arrangement directly through us for the PrepStain instrument and related hardware. These leases require monthly payments for the equipment and are typically for 36 or 48-month terms. The customer purchases the PrepStain reagents and disposables that run on the instruments separately from the lease on an as-needed basis. Under these lease arrangements, there is no revenue recognized on the PrepStain system hardware. The second alternative is known as our Integrated Purchase Option, or "IPO" program, under which PrepStain systems are purchased by a third party financial institution and are placed at the customer's site free of charge. The customer then purchases the PrepStain reagents at a price that is sufficient to repay the financial institution for the cost of the PrepStain instrument and to provide us with an acceptable profit on the reagents and disposables. Under the IPO program, we record revenue for the instrument sale at the time the instrument is installed and accepted at the customer site. During 2001, our strategy was to emphasize system leases versus the IPO program for the instruments placed with customers and thereby retaining a greater percentage of our ongoing, higher margin PrepStain reagent revenue stream. However, regardless of whether PrepStain systems are sold, rented or leased, each system placed typically provides a recurring revenue stream as customers process our SurePath test kits.

     We generate FocalPoint related revenue from the direct sale of FocalPoint systems, and from the placement of FocalPoint systems under fee-per-use contracts. In the latter case, fee-per-use revenue commences in the month a system is initially placed in commercial use at a customer site and consists of per-slide monthly billings, fixed rental billings, or certain fee-per-use contracts that require minimum payments. Domestic customers may also elect to purchase the FocalPoint instrument under the IPO program. We have recently converted fee-per-use contracts to direct sale arrangements. Additionally, we generate revenue from service contracts on FocalPoint systems.

     We also generate revenue from either the sale or rental of our SlideWizard line of products and from service contracts on these products. For system sales, customers purchase the products through distributors in countries where such relationships exist. Where distributor arrangements do not exist, we sell these products directly to the customer.

Marketing and Sales Organization

     We currently utilize in excess of 110 full-time marketing and sales personnel worldwide, including approximately 40 people through our arrangement with NPS, to market, sell and provide after-sale support of our products. Our agreement with NPS is scheduled to end in mid-2002, unless extended. We are presently exploring various options in anticipation of the expiration of the agreement, including continuing with a contracted physician sales force and offering employment to individuals contracted to us under the agreement, subject to its terms and conditions regarding offers of employment. We expect to selectively increase our worldwide base of sales and marketing employees, if and where opportunities arise, by the end of 2002.

     In the United States, we have expanded our efforts to market our cervical cancer screening products through a direct sales force. This direct sales organization is focused both on the physician market, primarily OB-GYN and primary care physicians, and the laboratory market to achieve market penetration and availability of our products. Further, our marketing organization is expanding our presence in the marketplace through increased advertising and promotion, company-sponsored seminars and trade shows, and peer selling activities. We also plan to continue to increase the number of our reimbursement specialists with an emphasis on managed care organizations and other third-party payers to achieve maximum reimbursement levels and to further stimulate demand for our products. We will also seek co-marketing agreements with sales organizations of major reference laboratories to market our products directly to health care providers.

     In international markets, we market and sell our products primarily through a distribution network. To support these efforts, we employ seven full-time personnel, consisting of sales professionals, product managers and after-sales support personnel located in Europe. We anticipate that these distributor organizations will ultimately assume responsibility for all sales and after sales support activities, as well as a portion of our marketing activities. We have employed both large distribution organizations with products focused on the clinical diagnostic market, and smaller distribution organizations with products focused specifically on the anatomic pathology market to distribute our products worldwide.

     We offer after-sale support services, including customer training, product installation, telephone technical support and repair service directly to customers in the United States. Our support personnel are located both at our headquarters and in select major metropolitan areas. Internationally, we provide these services through our employees and distributor organizations.

MANUFACTURING

FocalPoint

     We currently assemble, integrate and test the electronic, mechanical and optical components and modules of FocalPoint, and PrepMate, the front-end accessory to the PrepStain, at our Redmond, Washington facility. Our operations have produced sufficient FocalPoint systems to meet customer demand since we began commercial operations in 1996 and we believe we have sufficient capacity to meet anticipated near-term customer needs for our FocalPoint and PrepMate products.

     We purchase all components for the FocalPoint system from outside vendors. Several components of the FocalPoint are supplied by sole-source vendors. If any of these sole-source suppliers are unable to provide an adequate and constant supply of components, we will need to modify any components provided by additional or replacement suppliers. We may be unable to quickly establish additional or replacement sources of supply for several FocalPoint components. In addition, we may need to obtain regulatory approval to substitute certain components. If one of our vendors becomes unable to supply acceptable components in a timely manner and in the quantity required, we may need to delay or halt our manufacturing process.

PrepStain

     We currently assemble, test and package components of PrepStain at our manufacturing facility in Burlington, North Carolina. We also manufacture our SurePath preservative fluid and our PrepStain line of reagents and stains for PrepStain at the Burlington facility. We believe that our existing manufacturing and assembly processes are adequate to meet the near-term, full-scale production requirements of our SurePath and PrepStain systems for cervical cancer screening.

     We purchase certain PrepStain instrument components from a single supplier in Europe. The consumable items used with PrepStain are purchased from a variety of third-party vendors, some of which are sole-source suppliers. We have a multi-year, exclusive contract with the supplier of manufactured instrument components that are incorporated into our PrepStain product line, which expires in December 2004. Pricing for components is fixed, but is subject to adjustment based upon changes in raw material costs. Our obligation to use this supplier exclusively for the components is contingent upon this supplier supplying us at prices competitive with those offered by third parties on similar terms, and upon this supplier meeting our quality and production requirements. We believe that the supplier has sufficient capacity to meet our present and future requirements for these components.

SlideWizard Products

     We currently manufacture the majority of our SlideWizard product line at our Burlington, North Carolina facility. We also manufacture a limited number of our SlideWizard instruments and integrate them into the FocalPoint GS at our Redmond, Washington facility. We believe we have sufficient capacity to meet anticipated near-term customer demand for our SlideWizard product line.

     Our SlideWizard products consist primarily of off-the-shelf components and proprietary software. The components are supplied by a variety of vendors, some of which are sole-source suppliers. We have been integrating and selling extended SlideWizard products since 1993.

Molecular Diagnostics

     We anticipate that reagents for melanoma gene targets will be manufactured by BD. We believe BD has adequate capacity and production capability to satisfy customer demand and technical product requirements. We will consider in-house or third-party manufacturing of molecular diagnostic products that we develop.

Our Suppliers

     Several components of our products are supplied by sole-source vendors. Subject to any of our exclusive contractual arrangements, we may seek to establish relationships with additional suppliers or vendors for components of our products. If any of our current or future sole-source suppliers are unable to provide an adequate and constant supply of components, we will need to modify any components provided by additional or replacement suppliers for use in our products. We may be unable to quickly establish additional or replacement sources of supply for several of these components. The incorporation of new components, or replacement components from alternative suppliers into our products may require us to submit PMA supplements to, and obtain further regulatory approvals from, the FDA before marketing the products with the new or replacement components. There can be no assurance that we will be able to obtain the necessary approvals. If one of our vendors becomes unable to supply acceptable components in a timely manner and in the quantity required, we may need to delay or halt our manufacturing process. Any delay or cessation of manufacturing could adversely affect our business.

Manufacturing Standards

     Our manufacturing process is subject to extensive regulation by the FDA, including the FDA's Quality System Regulation ("QSR," also known as Good Manufacturing Practice, or "GMP") requirements. As part of the FDA regulatory process, we face periodic FDA inspections and other periodic inspections by U.S. and foreign regulatory agencies. See "Governmental Regulation." Both the Burlington, North Carolina and Redmond, Washington facilities are subject to periodic FDA inspections. Failure to comply with the FDA's QSR requirements in the future would materially impair our ability to achieve or maintain commercial-scale production. In addition, if we are unable to maintain full-scale production capability, acceptance by the market of PrepStain, SurePath and FocalPoint would be impaired, which in turn would have a material adverse effect on our business.

     In addition to QSR requirements, we are required to meet requirements relating to ISO 9001 certification, including European regulatory requirements. A European "CE" certification is required to successfully sell PrepStain and FocalPoint in Europe according to certain directives of the European Union. The addition of other European directives may require us to further demonstrate compliance with new or modified requirements in order to apply the CE mark specific to those directives. The OEM supplier of the PrepStain instrument components has ISO 9001 certification and has obtained CE certification for the main PrepStain component. We obtained CE compliance for the entire PrepStain system. The FocalPoint System is certified to EN55022:94/CISPR 22, Class A, EN 50082-1 92, AS/NZS2064/CISPR 11, Class A.

     We obtained ISO 9001 certification at our Burlington, North Carolina facility in 1999. Compliance audits were conducted on our Burlington, North Carolina facility by a certified ISO auditor in May 2000, January 2001, June 2001, and January 2002. We were subsequently notified in each case that the facility had no outstanding deficiencies and had successfully passed each of the audits.

     We have initiated efforts to obtain ISO 9001 certification at our Redmond, Washington facility.

RESEARCH AND DEVELOPMENT

     Our research and development programs are currently focused on four major goals:

     - development of molecular diagnostic and pharmacogenomic tests for malignant melanoma and cancer of the cervix, breast, ovary, colon and prostate through our collaboration with BD.

     - continued improvement and streamlining of the FocalPoint system and FocalPoint GS product;

     - additional enhancement of the PrepStain system, including adjunctive testing using the SurePath preservative solution, improvement of related PrepStain reagents and disposables, and further streamlining and automating the PrepStain slide processor with regard to the preparation and handling process; and

     - development of additional SlideWizard applications with scalable automation capabilities to address the needs of the broader pathology automation market, as well as the needs of potential strategic partners.

     TriPath Oncology is developing molecular diagnostic and pharmacogenomic tests for malignant melanoma and cancer of the cervix, breast, ovary, colon and prostate through our collaboration with BD. The goal of this research and development program is to develop tests designed to identify cancer at its earliest stage and provide individualized diagnostic and prognostic information for patients with cancer. We are also seeking alternative applications for our technologies through internal research and development, as well as through strategic partnerships with other companies.

     We completed the relocation of BD's molecular oncology program to temporary facilities in North Carolina at the end of December 2001. In January 2002, we signed a multi-year lease on approximately 22,000 square feet of laboratory and office space to principally house the TriPath Oncology operations. This space will be ready for occupancy by mid-2002. TriPath Oncology has assumed complete responsibility for both assay and instrument development-related activities. We anticipate establishing an in-house laboratory to facilitate the validation and commercialization of assays developed from these activities.

     Enhancements to both FocalPoint and PrepStain are specifically designed to increase the instruments' efficiency, ease of use, reliability and cost-effectiveness. This also includes initiatives directed at extending the shelf life of the SurePath and PrepStain lines of reagents and preservatives used with the PrepStain system. We also plan to explore alternative uses for adjunctive testing using our SurePath preservative fluid and to seek approval for the use of alternative collection devices in connection with the specimen collection process related to the PrepStain system.

     We are continually enhancing our SlideWizard line of products. We have expanded this product line to a modular concept which allows rapid prototyping and product development. The degree of automation for the resulting applications can be adjusted to the needs of the corresponding market, from interaction to complete automation. This technology takes advantage of our intellectual property portfolio and will be primarily applied to complement the existing portfolio of applications with new developments focused on gene or protein based cancer staging and prognostic testing.

     There can be no assurance that any product enhancement or development project that we undertake, either currently or in the future, will be successfully completed, receive regulatory approvals or be successfully commercialized. The failure of any such enhancement or project to be completed, approved or commercialized could prevent us from successfully competing in our targeted markets and could have a material adverse effect on our business.

     As of December 31, 2001, we had approximately 65 employees engaged in research and development activities. Our expenditures for research and development were approximately $11.2 million, $8.6 million, and $6.7 million for the years ended December 31, 1999, 2000 and 2001, respectively.

THIRD-PARTY REIMBURSEMENT

     Most private third-party medical insurance providers and governmental agencies offer reimbursement for laboratory testing associated with routine medical examinations, including Pap smears. In the United States, the level of reimbursement by those third-party payers for Pap smears varies considerably. On average, there has been a general increase in reimbursement amounts due to recent minimums established by the Center for Medicare and Medicaid Services ("CMS") which administers Medicare, (formerly known as Health Care Financing Administration, or HCFA). Third-party healthcare payers in the United States are increasingly sensitive to containing healthcare costs and heavily scrutinize new technology. Third-party payers may also influence the pricing or perceived attractiveness of our products and services by regulating the maximum amount of reimbursement they provide. Successful commercialization of PrepStain and FocalPoint for cervical cancer screening in the United States and some other countries will depend on the availability of reimbursement from such third-party payers. Because the up-front costs of using our products are typically greater than the cost of the conventional Pap smear, we have worked to convince third-party payers that the overall cost savings to the health care system, resulting from early detection of cervical cancer and its precursors will more than offset the cost of our products.

     We have focused on obtaining coverage and reimbursement from major national and regional managed care organizations and insurance carriers throughout the United States. In early 1998, we established a reimbursement team to work with third-party insurers and managed care organizations to establish and improve third-party reimbursement rates for our products. Most third-party payer organizations independently evaluate new diagnostic procedures by reviewing the published literature and the Medicare coverage and reimbursement policies on the specific diagnostic procedures. To assist third-party payers in their respective evaluations of PrepStain and FocalPoint, we provide scientific and clinical data to support our claims of the safety and efficacy of our products. We focus on improved disease detection and long-term cost savings benefits in obtaining reimbursement for PrepStain and FocalPoint for cervical cancer screening.

     In a Program Memorandum to Regional Intermediaries/Carriers dated March 14, 2001, CMS announced it had established National Limitation Amounts for the CPT reimbursement codes that relate to our products. CMS set the national reimbursement limit at $28.00 for the manual screening (CPT code 88142) and re-screening (CPT code 88143) of each liquid-based, thin-layer prepared using the PrepStain system.

     For conventional Pap smears screened by the FocalPoint system, the national limit amount is $15.73 for each sample which falls within the category of slides classified as "within normal limits" and requiring no further review, or up to 25% of all slides screened (CPT code 88147). The national limit for the remaining 75% or more of the slides screened using the FocalPoint system and requiring further review (CPT code 88148) is $21.00. We do not believe these limits will adversely impact our current pricing strategy or reduce the demand for our products.

     In connection with the FDA's approval of the use of FocalPoint to screen PrepStain slides, we submitted information to the AMA CPT Editorial Committee necessary for the establishment of new CPT codes that reflect this new procedure. We anticipate the assignment of new CPT codes available for use with the January 2003 codebook revision. Until such time as codes are assigned, laboratories using our integrated system will be advised to report utilizing the miscellaneous cytopathology code (CPT code 88199). In the interim, our reimbursement team will continue working with our laboratory customers, and their third-party payers, to introduce the new procedure, define reporting requirements and assist in the establishment of reimbursement rates. In consideration of the overall acceptance of both the PrepStain and the FocalPoint by third party medical insurance payers and governmental agencies, individually, we anticipate that the integration of these devices will receive similar overall acceptance with respect to coverage and reimbursement.

     Reimbursement for laboratory testing is generally based upon the level of technical complexity required to perform the test. Because most tumor marker immunoassays and immunohistochemical procedures are highly automated on instrumented platforms, reimbursement levels are typically significantly lower than for more extensive procedures associated with DNA analysis, nucleic acid amplification and in situ hybridization techniques. Through the development of molecular oncology products and services, We will determine the most appropriate test configuration and format based on clinical performance, manufacturability, laboratory ease-of-use, anticipated throughput requirements and reimbursement considerations.

PROPRIETARY TECHNOLOGY AND INTELLECTUAL PROPERTY

     We currently hold over 110 issued or allowed United States patents and have six United States patent applications pending. We also hold over 100 foreign patents and have applied for patent protection for certain aspects of our technology in various foreign countries. We acquired many of these patents in the merger of AutoCyte and NeoPath and the acquisition of the intellectual property and technology of Neuromedical Systems, Inc. We further expanded our patent portfolio through the acquisition of the intellectual property of Cell Analysis Systems from BD in September 1999. Our patents cover system components, such as the disaggregation syringe, the PrepStain process, and various aspects of our high-speed image-interpretation technology, as applied to cytopathology and histopathology. Because of the substantial length of time and expense required to bring new products through development and regulatory approval to the marketplace, we rely on a combination of patents, trade secrets, copyrights and confidentiality agreements to protect our proprietary technology, rights and know-how. We intend to continue to pursue patent protection where it is available and cost-effective, both in the United States as well as in other countries. Most of our existing

United States and foreign patents will expire between 2012 through 2019. A few of our foreign patents will expire as early as 2003. There can be no assurance, however, that the claims allowed in any of our existing or future patents will provide competitive advantages for our products, or will not be successfully challenged or circumvented by our competitors.

     Under current law, patent applications in the United States and in foreign countries are generally maintained in secrecy for a period after filing. The right to a patent in the United States is attributable to the first to invent, not the first to file a patent application. We cannot be sure that our products or technologies do not infringe patents that may be granted in the future pursuant to pending patent applications or that our products do not infringe any patents or proprietary rights of third parties. There can be no assurance that a court would rule that our products do not infringe other third-party patents or would invalidate such third-party patents. We may incur substantial legal fees in defending against a patent infringement claim or in asserting claims of invalidity against third parties. For example, in September 1999, Cytyc filed suit against us alleging that our CytoRich proprietary preservative fluid infringed Cytyc's patent titled "Cell Preservative Solution," and in May 2000, Cytyc filed another suit against us alleging that we had distributed misleading information to current and potential purchasers of Cytyc's products. In both cases, we denied all of Cytyc's claims and in January 2001, we settled all litigation with Cytyc. In the event that we are determined to be infringing any claims of third-party patents and such claims are upheld as valid and enforceable, we may be required to pay damages, prevented from selling our products, required to obtain a license from the owners of such patents or required to redesign our products to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be on terms acceptable to us or that we would be successful in any attempt to redesign our products or processes to avoid infringement. Our failure to obtain these licenses or to redesign our products would have a material adverse effect on our business, financial condition and results of operations.

     We have entered into confidentiality agreements with all of our employees who we believe should sign such agreements, and several of our consultants and third-party vendors. These agreements also require employees and consultants to disclose to us ideas, developments, discoveries or inventions they conceive during employment or consultation. They also must assign any proprietary rights in any inventions conceived or developed while employed by us if such relate to our business and technology. These agreements may not provide meaningful protection for our confidential information if there is unauthorized use or disclosure of our proprietary information. There can be no assurance that the obligations of our employees and consultants and third parties with whom we have entered into confidentiality agreements to maintain the confidentiality of trade secrets and proprietary information, will effectively prevent disclosure of our confidential information. There also can be no assurances that our trade secrets or proprietary information will not be independently developed by our competitors.

     We have registered trademarks in the United States for AUTOCYTE(R), AUTOCYTE QUIC(R), AUTOPAP(R), CYTORICH(R), IMAGETITER(R), NEOPATH(R), PAPMAP(R), PREPAP(R), and SLIDEWIZARD(R). We have pending U.S. registrations for i(3) SERIES(TM), FOCALPOINT(TM), PrepMATE(TM), PREPSTAIN(TM), SUREPATH(TM), TRIPATH CARE TECHNOLOGIES(TM), and TRIPATH IMAGING(TM). Registered trademarks abroad are maintained in Argentina, Belgium, Brazil, Chile, China, Denmark, France, Germany, Greece, Hong Kong, Italy, The Netherlands, Portugal, Russia, Taiwan, and the United Kingdom for AUTOCYTE(R), AUTOPAP(R), and PAPNET(R). We are currently pursuing registrations abroad for FOCALPOINT(TM), PREPMATE(TM), PREPSTAIN(TM), SLIDEWIZARD(R), SUREPATH(TM), TRIPATH CARE TECHNOLOGIES(TM), and TRIPATH IMAGING(TM). In addition to trademark activity, we issue a copyright notice on all of our documentation and operating software. There can be no assurance that any trademarks or copyrights that we own will provide competitive advantages for our products or will not be challenged or circumvented by our competitors. Litigation may be necessary to defend against claims of infringement, to enforce patents, trademarks and copyrights, or to protect trade secrets and could result in substantial cost to, and diversion of effort by, us. There can be no assurance that we would prevail in any such litigation. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent, as do the laws of the United States.

COMPETITION

     The cervical cancer screening market is comprised of the conventional Pap smear process and certain technologies that have been introduced in recent years, or are currently under development to provide improvements over the conventional Pap smear process. Our competitors in the development and commercialization of alternative cervical cancer screening technologies include both publicly traded and privately held companies. Alternative technologies known to us have focused on improvements in slide sample preparation, the development of automated, computerized screening systems and adjunctive testing technologies. Nevertheless, some competitors' products have already received FDA approval and are being marketed in the United States. In addition, one of our competitors has greater financial, marketing, sales, distribution and technical resources than us, and more experience in research and development, clinical trials, regulatory matters, customer support, manufacturing and marketing.

     We believe that our products will compete on the basis of a number of factors, including slide specimen adequacy, screening sensitivity, ease of use, efficiency, cost to customers and performance claims. We believe a fully automated solution incorporating collection, preparation, staining, and computerized imaging for liquid based thin-layer preparations is required for sustaining our competitive advantage. While we believe that our products will have competitive advantages based on some of these factors, there can be no assurance that our competitors' products will not have competitive advantages based on other factors, including earlier market entry, which may adversely effect market acceptance of PrepStain and FocalPoint. Moreover, there can be no assurance that we will be able to compete successfully against current or future competitors or that competition, including the development and commercialization of new products and technologies, will not have a material adverse effect on our business. Our products could be rendered obsolete or uneconomical by technological advances of our current or potential competitors, the introduction and market acceptance of competing products, or by other alternative approaches for cervical cancer screening.

     Our primary competitor in thin-layer slide preparation is Cytyc Corporation. Cytyc's systems, the ThinPrep 2000 and ThinPrep 3000 Processors, are based on a membrane-filtration separation system rather than the centrifugation approach used in our PrepStain process. The Cytyc ThinPrep systems are presently the only other thin-layer sample preparation systems approved by the FDA as a replacement for the conventional Pap smear. They are also used for non-gynecological applications. The FDA has allowed Cytyc to conclude in the discussion section of the package insert for ThinPrep 2000 and ThinPrep 3000, that the sample preparation is "...significantly more effective than the conventional Pap smear for the detection of Low Grade Squamous Intraepithelial and more severe lesions in a variety of patient populations." The FDA has also allowed Cytyc to conclude in the package insert that specimen quality "...is significantly improved over that of conventional Pap smear preparation in a variety of patient populations."

     In addition, in October 1996, Cytyc announced a non-exclusive co-marketing agreement with Digene Corporation. Digene has developed a product that detects the presence or absence of HPV in pre-cancerous cervical lesions. In September 1997, the FDA approved PMA supplements submitted by Cytyc and Digene enabling testing for HPV directly from Cytyc's ThinPrep process cell suspension. We are presently working with Digene on a PMA supplement for use of our SurePath cell suspension with Digene's HPV test in the United States. In Europe, the SurePath cell suspension is already in routine use with Digene's HPV test. In January 2000, Cytyc and Quest Diagnostics announced a multi-year agreement naming ThinPrep as the exclusive liquid-based cervical cancer screening methodology for Quest. In October 2000, Cytyc announced an exclusive U.S. strategic alliance for women's health with Roche Diagnostics. Further, in January 2001, Cytyc announced an exclusive co-promotion agreement with Digene Corporation surrounding the use of Digene's HPV test using the Cytyc preservative solution. Additionally, Cytyc announced its submission to the FDA of its application for approval for an automated screening device for use with slides prepared using its slide preparation systems.

     In February 2002, Cytyc and Digene announced their intention to merge. The proposed transaction is subject to review by the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Federal Trade Commission has extended its investigation beyond the initial 30-day waiting period and has requested additional information from Cytyc pertaining to the proposed merger. Cytyc's success with implementation of any of the foregoing arrangements or marketing initiatives may make it more difficult for us to promote PrepStain and FocalPoint in markets in which we compete with Cytyc. Additionally, the successful completion of the Cytyc-Digene merger could prevent us from incorporating HPV testing into our existing products which could have a material adverse effect on our business.

     We also face several competitors, or potential competitors, in the imaging field. To date, the FocalPoint system is the only FDA-approved device for the automated primary screening of PrepStain, thin-layer, and conventional, Pap smear slides. Cytyc has announced its submission to the FDA its application for approval for an automated screening device for use with slides prepared using its slide preparation systems. Other competitors include ChromaVision Medical Systems, Inc., which develops, manufactures and markets an automated cellular imaging system to assist in the detection, diagnosis and treatment of cellular diseases such as cancer and infectious disease, and Applied Imaging Corporation, which develops and markets automated genetic testing systems and imaging systems used in cancer pathology and research which are capable of sending digital images electronically for remote review and consultation.

     Competition in the field of cancer diagnostic products is concentrated in a few areas and is expected to further intensify. Aside from mammography screening for breast cancer, the in vitro cancer diagnostics market consists primarily of tumor marker immunoassays. The cancer immunoassay market encompasses a number of blood-based tumor marker tests that are utilized extensively to assess therapeutic response and monitor for disease recurrence but have limited applications for screening due to their lack of sensitivity and specificity. Currently, prostate specific antigen (PSA) is the only blood based tumor marker that is universally utilized for cancer screening. Among the companies competing in the tumor marker immunoassay market are Abbott Diagnostics, Bayer Diagnostics, Roche Diagnostics, Ortho Clinical Diagnostics, Beckman-Coulter and Dade-Behring.

     We believe that genomic and proteomic-based assays will likely provide a more accurate, disease-specific understanding of cancer to improve the clinical management of cancer. Although there are a number of companies that are investing in genomic and proteomic discovery research, few have invested as broadly in the cancer diagnostics area as we have through our relationship with BD. We view our primary competitors in this area to be Abbott Diagnostics, Bayer Diagnostics, and Roche Diagnostics. Abbott Laboratories, through its acquisition of Vysis, Inc., develops and markets clinical laboratory products targeting DNA chromosomal and genomic abnormalities for cancer and pre- and post-natal genetic disorders. Bayer Diagnostics and Roche Diagnostics operate in the immunoassay and tumor marker markets.

     In addition to immunoassay based tests, we believe the staging, prognosis and prediction of outcomes will also be heavily influenced by the assessment of special stains utilizing immunohistochemical (IHC) and in situ hybridization techniques on tissue specimens. The primary companies currently competing in this area Dako Corporation and Ventana Medical Systems. Both companies specialize in automated IHC staining instrumentation and offer a wide range of validated IHC tumor markers.

     We also have several competitors with competing technology in the molecular diagnostics field. TriPath Oncology faces a host of competition from companies like F. Hoffmann-La Roche, Abbott Laboratories and Bayer, all of which have announced active programs in this area. There can be no assurance that these or other competitors will not succeed in developing technologies and products that are more effective, easier to use or less expensive that those which we currently offer or are developing, or that would render our technology and products obsolete. In addition, these or other competitors may succeed in obtaining FDA and other regulatory clearances and approvals of their products more rapidly than us.

GOVERNMENT REGULATION

     The manufacture and sale of our medical diagnostic devices is subject to extensive governmental regulation in the United States and in other countries where we sell our products. In addition, our research and development activities in the United States are subject to various health and safety, employment and other laws and regulations.

United States FDA Approval

     PrepStain and FocalPoint are regulated for cervical cytology applications in the United States as medical devices by the FDA under the FDC Act and require pre-market approval by the FDA prior to commercial distribution. In addition, certain modifications to the manufacturing process or labeling of medical devices are subject to FDA review and approval before marketing. Pursuant to the FDC Act, the FDA regulates the clinical testing, manufacture, labeling, distribution, sales, marketing, advertising and promotion of medical devices in the United States. Noncompliance with applicable requirements, including good clinical practice requirements, can result in the refusal of the government to grant pre-market approval for devices, suspension or withdrawal of clearances or approvals, total or partial suspension of production, distribution, sales and marketing, fines, injunctions, civil penalties, recall or seizure of products, and criminal prosecution of a company, its officers and employees.

     Medical devices are classified into one of three classes, Class I, II or III, on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (e.g., labeling and adherence to FDA-mandated quality system requirements, including QSR, and, in some cases, pre-market notification ("510(k)"). Class II devices are subject to general controls including, in most cases, pre-market notification, and to special controls (e.g., performance standards, patient registries and FDA guidelines). Generally, Class III devices are those that must receive pre-market approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices) and also include most devices that were not on the market before May 28, 1976, known as "new medical devices," and for which the FDA has not made a finding of "substantial equivalence" based on a pre-market notification. Class III devices usually require clinical testing that demonstrates the device is safe and effective, and must have FDA approval prior to marketing and distribution. The conduct of clinical studies is subject to FDA regulations, including requirements for institutional review board approval, informed consent, record keeping, and reporting. Our PrepStain and FocalPoint products, when intended for gynecological use, are regulated as Class III medical devices. In addition, the FDA has developed special rules for in vitro diagnostic devices, including restrictions on the sale and use of analyte specific reagents ("ASR's"). Products that we develop now and in the future may be subject to these and other applicable FDA regulations.

     Device manufacturers are required to register their establishments and list their devices with the FDA and to provide periodic reports containing information on safety and effectiveness. The FDC Act requires that medical devices be manufactured in accordance with the FDA's QSR regulation. PrepStain and FocalPoint and any other products that we manufacture or distribute pursuant to an approved PMA application and any supplements, or pursuant to 510(k) clearances, or as ASR's, are and will be subject to pervasive and continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experience with the use of the device. We will continue to be inspected on a routine basis by the FDA for compliance with regulations with respect to manufacturing, testing, distribution, storage and control activities. We have established and maintain a system for tracking FocalPoint and PrepStain systems through the chain of distribution and conduct post-market surveillance. Product labeling and promotional activities are also subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. We and our distributors may only promote products for their approved indications. If the FDA requires us to make modifications to our product labeling in the future, these changes may adversely affect our ability to market or sell PrepStain, FocalPoint or any of our other products.

     In addition, the FDA's Medical Device Reporting regulations require medical device companies to provide information to the FDA whenever evidence reasonably suggests that a device may have caused or contributed to a death or serious injury. These regulations also apply if the device malfunctions and the device or a similar device sold by the company would be likely to cause or contribute to a death or serious injury if the malfunction were to recur.

     If the FDA believes that we have not complied with the law, it can take one or more of the following actions:

     - refuse to review or clear applications to market our products in the United States;

     - refuse to allow us to enter into government supply contracts;

     - withdraw approvals already granted;

     - require that we notify users regarding newly found risks;

     - request repair, refund or replacement of faulty devices;

     - request corrective advertisements, recalls or temporary marketing suspension; or

     - initiate legal proceedings to detain or seize products, enjoin future violations, or assess civil or criminal penalties against us, our officers or employees.

     These actions could seriously disrupt our operations for an indefinite period of time.

Environmental, Health, Safety and Other Regulations

     We also are subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. Our manufacturing activities involve the use, storage, handling and disposal of hazardous materials and chemicals and, as a result, we are required to comply with regulations and standards of the Occupational Safety and Health Act and other safety and environmental laws. Although we believe that our activities currently comply with all applicable laws and regulations, the risk of accidental contamination or injury cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result, which could have a material adverse effect on our business, financial condition and results of operations. Further, we can give no assurance that we will not be required to incur significant costs to comply with such laws and regulations in the future, or that such laws or regulations will not have a material adverse effect upon our business, financial condition and results of operations.

Foreign Regulatory Approval

     Sales of medical devices outside of the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. No assurance can be given that such foreign regulatory approvals will be granted on a timely basis, or at all. We have been advised by various parties, including consultants we engaged and foreign distributors, that no regulatory approvals for a device analogous to FDA approval of a PMA are currently required by any country where we currently sell PrepStain. Such approval requirements may be imposed in the future. In addition to regulatory approvals in the United States, the FocalPoint system is approved for primary screening and quality control re-screening in Japan, Canada, Australia, New Zealand, The Netherlands, Italy, Hong Kong, Korea, and Taiwan. In September 2001, we announced receipt of a Medical Device License in Canada to market both our PrepStain System (formerly the AutoCyte PREP System) and the PrepMate accessory. We intend to pursue additional product registrations in other foreign countries. We received an FDA permit to export PrepStain and FocalPoint to all foreign countries in which we are currently selling these products and where such a permit was required. There can be no assurance that we will meet the FDA's export requirements or receive additional FDA export approval when such approval is necessary, or that countries to which the devices are to be exported will approve the devices for import. Our failure to meet the FDA's export requirements or obtain FDA export approval when required to do so, or to obtain approval for import, could have a material adverse effect on our business, financial condition and results of operations.

     Our products are subject to a variety of regulations in Europe, including the European Union. In vitro medical devices, including the FocalPoint System, must now comply with the EU's In-Vitro Diagnostic Medical Devices Directive. The Directive was published in the Official Journal of European Communities in

December 1998. The EU member states were required to implement the Directive into national law by December 1999. A transition period, which begins from the date of publication of the Directive and ends December 2003, applies to all devices placed on the market in the EU. During this transition period, both Directive CE-marked and non-CE-marked devices may be placed on the market. In other words, companies may choose to follow either the CE mark or the national legislation, if any. If no such national legislation exists, the devices can be freely placed on the market. By the end of this transition period, our products must comply with the requirements of the Directive and member-state local language requirements. At such time, products not bearing the CE mark may not be commercially distributed in European Union member countries. In addition, member states may continue to restrict or prohibit the marketing of CE-marked devices pursuant to the safeguard clause of the Directive if the member state determines a particular device may compromise the health and/or safety of patients or users. We intend to comply with the Directive and other applicable regulations in accordance with the requirements of the countries in which we market and sell our products.

     Other European countries may enact national laws that would conform to the Directive. Member states of the EU and the European Economic Area may enact requirements in addition to those imposed by the Directive. Some European countries have established national regulations relating to in vitro diagnostic medical devices. EU directives and national laws impose requirements for electrical safety and electromagnetic compatibility that apply to the PrepStain System, PrepMate, and FocalPoint System. We have performed the requisite testing procedures and related documentation to apply the European CE mark to the FocalPoint, PrepStain and PrepMate systems. We cannot guarantee that the FocalPoint System or any other product we may develop will receive any required regulatory clearance or approval on a timely basis, if at all.

     Congress has directed the Department of Health and Human Services to issue regulations designed to improve the quality of biomedical analytic services, particularly the examination of Pap smears. These regulations require clinical laboratories to randomly re-screen at least 10% of the Pap smears classified on initial manual screen as normal. This 10% must include normal cases selected from the laboratory's total caseload, and from patients or groups of patients that have a high probability of developing cervical cancer based on available patient information. The laboratories that would purchase our PrepStain and FocalPoint products, or our ASR's, are subject to extensive regulation under the Clinical Laboratory Improvement Act of 1988, as amended (CLIA), which requires laboratories to meet specified standards in the areas of personnel qualifications, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. We believe that our PrepStain and FocalPoint products operate in a manner that will allow laboratories using our products to comply with CLIA requirements. However, there can be no assurance that interpretations of current CLIA regulations or future changes in CLIA regulations would not make compliance by the laboratory difficult or impossible and therefore have an adverse effect on sales of our products.

     In addition, laboratories often must comply with state regulations, inspection, and licensing. In recent years, a few states, including New York and California, have adopted regulations that limit the number of slides that may be manually examined by a cytotechnologist within a given period of time. We cannot guarantee that states will not directly regulate FocalPoint in the future, nor can we predict the effect, if any, new regulations may have on our business or operations.

PRODUCT LIABILITY

     Commercial use of any of our products may expose us to product liability claims. We currently maintain general liability and product liability insurance coverage and believe that the amount of such coverage is adequate to meet our present needs. The medical device industry has experienced increasing difficulty in obtaining and maintaining reasonable product liability coverage, and substantial increases in insurance premium costs in many cases have rendered coverage economically impractical. To date, we have not experienced difficulty obtaining an amount of insurance coverage commensurate with our level of sales. As our sales expand, however, there can be no assurance that our existing product liability insurance will be adequate or that additional product liability insurance will be available to us at a reasonable cost, or that any product liability claim would not have a material adverse effect on our business, financial condition and results of operations.

EMPLOYEES

     As of December 31, 2001, we employed approximately 200 people on a full-time basis. Additionally, we have contracted approximately 40 salespeople to sell our products through our arrangement with NPS. We believe that relations with our employees are good. None of our employees are party to a collective bargaining agreement.

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT

     Our current executive officers are as follows:

NAME                                        AGE                     POSITION
----                                        ---                     --------
Paul R. Sohmer, M.D.......................  53    President, Chief Executive Officer and
                                                  Chairman of the Board
Stephen P. Hall...........................  51    Senior Vice-President, Chief Financial
                                                  Officer
John G.R. Hurrell, Ph.D...................  52    Senior Vice-President, TriPath Oncology
Ray W. Swanson............................  46    Senior Vice-President, Commercial Operations

     Paul R. Sohmer, M.D. has served as our Chairman of the Board of Directors since November 2000, and as our President and Chief Executive Officer since June 2000. Prior to joining us, Dr. Sohmer served as the President and Chief Executive Officer of Neuromedical Systems, Inc. from 1997 through 1999. From 1996 until 1997, Dr. Sohmer served as President of a consulting firm which he founded. From 1993 to 1996, he served as President and Chief Executive Officer of Genetrix, Inc., a genetic services company based in Scottsdale, Arizona. From 1991 through 1993, Dr. Sohmer was the Corporate Vice-President of Professional Services and President of the Professional Services Organization for Nichols Institute, a clinical laboratory company, where he was responsible for sales, marketing, information systems, logistics, and clinical studies. From 1985 until 1991, Dr. Sohmer served as the President and Chief Executive Officer of Pathology Institute in Berkeley, California, during which time he founded and served as Medical Director of the Chiron Reference Laboratory. Dr. Sohmer received a B.A. degree from Northwestern University and an M.D. from Chicago Medical School.

     Stephen P. Hall, CPA has served as our Senior Vice-President and Chief Financial Officer since September 2001. Prior to joining us, Mr. Hall served as Chief Financial Officer and President of the Imaging and Power System Division of Colorado Medtech, Inc., a Colorado-based medical products and services company, from September 1999 until August 2001. From September 1993 to January 1999, he served as Chief Financial Officer for BioTechnica International, Inc., a publicly held agricultural products company, as well as privately held operating companies in the software development, wireless communication equipment and food processing machinery industries. Mr. Hall spent nine years in the commercial banking industry and with the accounting firm of Peat, Marwick, Mitchell & Co. He earned a bachelors degree from Harvard College and an MBA from the Stanford Graduate School of Business.

     John G.R. Hurrell, Ph.D. has served as Senior Vice-President of TriPath Oncology since December 2001. Prior to joining us, Dr. Hurrell served as Vice-President, Diagnostic Technology at Genzyme Corp., a biotechnology company in Cambridge, Massachusetts, from January 1995 to September 1996. From July 1989 to January 1995, he served as the Vice-President Molecular Diagnostics, Diagnostic Product Development, and Patient Care Systems at Boehringer Mannheim Corporation, a medical diagnostics company in the US. Prior to that, Dr. Hurrell served as the President, CEO, Director and Co-founder of FluorRx, Inc., a medical technology company in Carmel, Indiana, from September 1996 to June 2000. Immediately prior to joining TriPath, he served as the Chief Operating Officer and Head of Research and Development for Argose, Inc., a glucose monitoring company in Waltham, Massachusetts. Dr. Hurrell received his Ph.D. from the University of Melbourne and was a Fullbright Research Fellow at Harvard Medical School.

     Ray W. Swanson has served as our Senior Vice President of Commercial Operations since May 2001. Prior to joining us, he served as General Manager of e-Business for Dade Behring, one of the world's largest clinical diagnostics companies. Mr. Swanson held a number of senior management positions at Dade Behring and its predecessor companies since 1987. From 1997 to 1999, he was the general manager responsible for the introduction and market development of Dade's platelet function business. As President of Dade's Japanese subsidiary from 1994 to 1997, he was a member of the management team that purchased Baxter International's diagnostics businesses and created Dade International as a privately held, stand-alone company. Prior to 1987, he held positions with Johnson and Johnson, American Hospital Supply Corporation, Solvay (a global chemical and pharmaceutical company) and Washington University School of Medicine's Department of Anatomy and Neurobiology. Mr. Swanson has B.S. and M.S. degrees in zoology from Eastern Illinois University and an MBA from the University of Iowa.

ITEM 2.  PROPERTIES

     We currently lease a total of 43,000 square feet of space devoted to manufacturing, warehousing, administrative, research and development and engineering functions, at 780 Plantation Drive, Burlington, North Carolina under a seven-year lease expiring in July 2005. The lease is renewable for five additional one-year terms. We lease approximately 72,000 square feet of office and manufacturing space in Redmond, Washington under operating leases expiring in December 2004. Of this space in Redmond, we sublease approximately 30,000 square feet as sub-lessor. We also currently lease approximately 10,000 square feet to serve as educational and corporate office space at 1111 Huffman Mill Road in Burlington, North Carolina under a three-year lease expiring in June 2004. This facility lease contained an option to expand the leased space by 4,500 square feet, which we exercised in June 2001. We also lease office space in Brussels, Belgium, under an operating lease expiring in August 2007. We believe that our facilities and other available office space are adequate for our current needs.

     We have signed a lease for the occupancy of approximately 22,000 square feet near the Research Triangle Park area, in Durham, North Carolina. When occupied in mid-2002, this space will be devoted primarily to the activities of TriPath Oncology. The lease has a seven-year term expiring in 2009.

ITEM 3.  LEGAL PROCEEDINGS

     In the normal course of business, we are subject to various legal proceedings and claims.

     On August 4, 2000, the Company and several other parties were named as defendants to a civil action commenced in the District Court of Tarrant County, Texas. The petition alleges that the defendants, including us, fraudulently induced the plaintiffs to retain their investment in NeoPath. A final judgment dismissing the claim with prejudice has been entered without any material liability to us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Common Stock, $0.01 par value per share (the "Common Stock"), is traded on the Nasdaq National Market under the symbol "TPTH". The following table sets forth, for the calendar periods indicated, the range of high and low bid and ask prices for our Common Stock on the Nasdaq National Market. These prices do not include retail mark-up, mark-down or commissions and may not represent actual transactions.

                                                               HIGH      LOW
                                                              -------   ------
YEAR ENDED DECEMBER 30, 2000:
First Quarter...............................................  $14.125   $3.750
Second Quarter..............................................  $ 9.125   $4.500
Third Quarter...............................................  $11.125   $4.563
Fourth Quarter..............................................  $10.000   $7.500

YEAR ENDED DECEMBER 30, 2001:
First Quarter...............................................  $13.000   $5.000
Second Quarter..............................................  $12.490   $2.900
Third Quarter...............................................  $ 8.800   $3.030
Fourth Quarter..............................................  $ 8.190   $4.000

     On March 25, 2002, the last reported sales price of the Common Stock on the Nasdaq National Market was $5.61 per share. As of March 25, 2002, there were 37,454,684 shares of our Common Stock outstanding, which were held by approximately 340 Common Stockholders of record.

DIVIDEND POLICY

     We have never declared or paid cash dividends on our capital stock. We currently intend to retain our future earnings, if any, for use in our business and therefore do not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

                                                            YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                1997       1998       1999       2000       2001
                                              --------   --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA (3):
Net sales...................................  $ 13,492   $ 16,849   $ 18,466   $ 32,652   $ 27,017
Gross profit (loss).........................     6,765      7,155      8,098     16,646     14,070
Research and development (1)................    18,711     15,969     12,258      9,351      8,534
Selling, general and administrative.........    24,278     25,408     17,724     24,263     28,220
Operating loss..............................   (36,224)   (37,307)   (33,251)   (16,968)   (22,684)
Net loss....................................  $(34,582)  $(35,271)  $(32,557)  $(17,369)  $(21,680)
                                              ========   ========   ========   ========   ========
Net loss per Share (basic and diluted)
  (2).......................................  $  (1.91)  $  (1.46)  $  (1.17)  $  (0.60)  $  (0.61)
                                              ========   ========   ========   ========   ========
Weighted-average shares outstanding (3).....    18,123     24,098     27,819     29,137     35,467
                                              ========   ========   ========   ========   ========

                                                               YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------------
                                                    1997      1998      1999      2000      2001
                                                   -------   -------   -------   -------   -------
                                                                   (IN THOUSANDS)
BALANCE SHEET DATA (3):
Cash, cash equivalents and short-term
  investments....................................  $57,374   $28,941   $13,962   $54,340   $55,976
Working capital..................................   64,881    32,553    17,338    62,316    62,898
Total assets.....................................   95,962    68,176    58,874    97,471    96,748
Long term obligations............................      151     2,051     1,117     3,760     5,001
Total stockholders' equity.......................  $88,255   $55,075   $47,025   $80,774   $77,292

---------------

(1) Includes regulatory expenses.

(2) See Note 2 of Notes to our financial statements for information concerning the computation of net loss per share and shares used in computing net loss per share.

(3) The selected consolidated financial data has been restated to reflect the pooling transaction that occurred on September 30, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

BACKGROUND

     We develop, manufacture, market, and sell proprietary products for cancer detection, diagnosis, staging, and treatment selection. We are using our proprietary technologies, and know-how to create an array of products designed to improve the clinical management of cancer. We were formed in September 1999 through the merger of AutoCyte, Inc. and NeoPath, Inc. and acquisition of the technology and intellectual property of Neuromedical Systems, Inc. We were created to leverage the complementary nature of the products, technologies, and intellectual property developed by our predecessor companies, all of whom were early pioneers in the application of computerized image processing and analysis to detect the often subtle cellular abnormalities associated with cancer and its precursors. To date, we have developed an integrated solution for cervical cancer screening and other products that deliver image management, data handling, and prognostic tools for cell diagnosis, cytopathology and histopathology. We believe that recent advances in genomics, biology, and informatics are providing new opportunities and applications for our proprietary technology.

     We are organized into two operating units:

     - Commercial Operations, through which we manage the market introduction, sales, service, manufacturing, and ongoing development of our products; and

     - TriPath Oncology, our wholly-owned subsidiary, through which we manage the development of molecular diagnostic and pharmacogenomic tests for cancer.

Commercial Operations

     During 2002, we adopted the trademark TriPath Care Technologies to describe our commercial product offering and to communicate the broad nature of our corporate vision and the value created by our growing product portfolio, including the "i(3)" series and SlideWizard product lines.

     To further refine our market positioning and to enhance brand awareness among our customers, we have re-branded our cervical cancer screening products under the "i(3)" product line. Our "i(3)" series product line for screening for cervical cancer is the first integrated system for the collection, preparation, staining and computerized analysis of conventional Pap smears and liquid-based, thin-layer preparations. Our i(3) product line includes the:

     - SurePath System, a proprietary, liquid-based cytology sample collection, preservation and transport system and PrepStain, an automated slide preparation system that produces slides with a standardized, thin layer of stained cervical cells, which together were formerly known as the AutoCyte PREP System ("PrepStain"). SurePath addresses errors in cell sample collection and slide preparation while providing a liquid medium for adjunctive laboratory testing of specimens, whereas the PrepStain Slide Processor reduces the complexity of interpretation by providing a homogeneous, more representative and standardized thin layer of stained cells and a liquid medium for adjunctive laboratory testing of specimens. The United States Food & Drug Administration ("FDA") approved PrepStain in June 1999.

     - FocalPoint SlideProfiler System, a slide screening system that uses proprietary technology to distinguish between normal thin-layer or conventional Pap smears and those that have the highest likelihood of abnormality, formerly known as the AutoPap Primary Screening System ("FocalPoint"). In May 1998, FocalPoint was approved by the FDA as the first and only fully automated device for primary screening of conventional Pap smear slides. In October 2001, FocalPoint was further approved by the FDA to screen PrepStain processed thin-layer slides.

     Our SlideWizard product line includes the Image Titer, an FDA cleared method for automating the measurement of antinuclear antibody, research applications for DNA, immunohistochemical quantification, cellular analysis, and expression quantification, a system for the transmission and interpretation of tissue specimens via remote telecommunications or "telepathology", and a software based storage and retrieval system for microscopic images.

     PrepStain

     We generate PrepStain revenue from either the sale, rental or lease of PrepStain systems and from the sale of the related SurePath and PrepStain test kits, comprised of proprietary reagents and other disposables. Additionally, we generate revenue from service contracts on the PrepStain systems. For system sales, customers purchase the PrepStain instrument and make separate purchases of SurePath and PrepStain test kits. We recognize revenue on sales of the PrepStain system at the time the instrument is installed and accepted at the customer site. For system rentals, we place PrepStain systems at the customer's site free of charge and the customer is obligated to purchase SurePath and PrepStain test kits for a fixed term, typically three or four years. Under these transactions, there is no revenue recognized on the PrepStain system hardware. For system leases, we offer two alternatives. The first alternative involves a lease arrangement directly through us for the PrepStain instrument and related hardware. These leases require monthly payments for the equipment and are typically for 36 or 48 month terms. The customer purchases the PrepStain reagents and disposables that run on the instruments separately from the lease on an as-needed basis. Under these transactions, there is no revenue recognized on the PrepStain system hardware. The second alternative is known as our IPO program, under which PrepStain systems are purchased by a third party financial institution and are placed at the customer's site free of charge. The customer then purchases the PrepStain reagents at a price that is sufficient to repay the financial institution for the cost of the PrepStain instrument and to provide us with an acceptable profit on the reagents and disposables. Under the IPO program, we record revenue for the instrument sale at the time the instrument is installed and accepted at the customer site. During 2001, our strategy was to emphasize system leases versus the IPO program for the instruments placed with customers and thereby retaining a greater percentage of our ongoing, higher margin PrepStain reagent revenue stream. However, regardless of whether PrepStain systems are sold, rented or leased, each system placed typically provides a recurring revenue stream as customers process our SurePath test kits.

     FocalPoint

     We generate FocalPoint related revenue from the direct sale of FocalPoint systems, and from the placement of FocalPoint systems under fee-per-use contracts. In the latter case, fee-per-use revenue commences in the month a system is initially placed in commercial use at a customer site and consists of per-slide monthly billings, fixed rental billings, or certain fee-per-use contracts that require minimum payments. Domestic customers may also elect to purchase the FocalPoint instrument under the IPO program. We have recently converted fee-per-use contracts to direct sale arrangements. Additionally, we generate revenue from service contracts on FocalPoint systems.

     SlideWizard

     We also generate revenue from either the sale or rental of our SlideWizard line of products and from service contracts on these products. For system sales, customers purchase the products through distributors in countries where such relationships exist. Where distributor arrangements do not exist, we sell these products directly to the customer.

     We market our cervical screening products to domestic and foreign clinical laboratories through direct sales activities in the United States and primarily through distributors in international markets. In the fourth quarter of 2000, we significantly expanded our marketing and sales activities to accelerate the commercialization of our products. We hired additional laboratory sales representatives to increase contact potential for the laboratory customer marketplace. Through an alliance with NPS, we engaged the physician market directly for the first time by adding physician directed representatives, on a contract basis, to augment our direct sales efforts. To further educate and reinforce the benefits of our cervical cancer screening products, we initiated a partnership with a third party physician/peer selling organization that will continue into 2002. In addition, we entered into an agreement with a third-party financial institution to support the placement of PrepStain systems that are leased under our Integrated Purchase Option, or "IPO" program, and FocalPoint fee-per-use systems to help maximize the number of instruments placed with customers and thereby increase our ongoing, higher margin PrepStain reagent and fee-per-use revenue streams. As a result of these efforts, we anticipate that manufacturing and marketing expenses will increase to the extent that market acceptance of our products increases.

ONCOLOGY BUSINESS

     Our TriPath Oncology business focuses on developing and commercializing molecular diagnostic and pharmacogenomic tests for a variety of cancers. On July 31, 2001, we entered into a series of agreements with Becton, Dickinson and Company ("BD") to develop and commercialize molecular diagnostics and pharmacogenomic tests for malignant melanoma and cancers of the cervix, breast, ovary, colon and prostate as part of the ongoing strategic alliance between BD and Millennium Pharmaceuticals, Inc. ("Millennium").

     The goal of our molecular oncology program is to utilize discoveries in genomics and proteomics research to develop and commercialize diagnostic and pharmacogenomic tests to improve the clinical management of cancer. Specifically, we have active programs in development designed to identify individuals with cancer at the earliest possible stage of the disease, provide individualized predictive and prognostic information, guide treatment selection for patients with cancer, and predict disease recurrence. The core products and services we are developing through our collaboration with BD will be based upon genomic and proteomic markers identified through discovery research, conducted at Millennium, under its existing research and development agreement with BD. TriPath Oncology will clinically validate and develop these proprietary cancer markers into commercial diagnostic and pharmacogenomic oncology products and services. Commercial responsibilities for resulting products will be shared between BD and TriPath Oncology. BD will continue to fund additional discovery research activities at Millennium.

     TriPath Oncology is not expected to generate any significant revenue until 2004. Consequently, the Oncology business unit will incur expenses in excess of revenues generated. We anticipate that by the latter half of 2002, TriPath Oncology will incur approximately $1.0 million in incremental expense per month. A portion of these expenses include the lease of a portion of BD's facility in Research Triangle Park, North Carolina. Total rent paid to BD was $5,087 during 2001. This arrangement will end during 2002 after TriPath Oncology's laboratory space is completed, which is expected in mid-2002.

     Our future revenues and the results of operations may change significantly from quarter to quarter and will depend on many factors, including:

     - our product research and development and clinical trial activities and projected expenditures;

     - the extent to which our products gain market acceptance;

     - the timing and volume of system placements;

     - pricing of competitive products;

     - the cost and effect of promotional discounts, sales, and marketing programs and strategies;

     - introduction of alternative technologies by our competitors;

     - regulatory and reimbursement matters, including the complexities of clinical studies;

     - FDA approval of our new products in development;

     - ability to negotiate licenses where required;

     - the ability of collaborators to fulfill their obligations under agreements; and

     - the extent to which we successful in developing research and marketing alliances.

     We believe that our intellectual property portfolio provides a strong foundation for the development and defense of imaging products. We also believe that recent advances in genomics, biology, and informatics, in addition to our collaboration with BD, will continue to provide new opportunities to leverage our proprietary technology. To date, we have used our technology to develop an integrated solution for cervical cancer screening and other products for the histopathology laboratory. Through our collaboration with BD, we will further develop our technology for molecular diagnostic applications for various cancers.

CRITICAL ACCOUNTING POLICIES

     The United States Securities and Exchange Commission ("SEC") recently issued disclosure guidance requesting that registrants describe their "critical accounting policies." The SEC defines "critical accounting policies" as those that are both important to the description of our financial condition and results of operations and require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

     Our significant accounting policies are described in Note 2 in the Notes to Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to sales of our products, bad debts, inventories, investments, intangible assets, warranty obligations, and legal issues. Since not all of these accounting policies require management to make difficult, subjective or complex judgments or estimates, they are not all considered critical accounting policies. However, we believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     Revenue Recognition

     We record revenue from either the sale, rental or lease of our systems and from the sale of related consumables. Additionally, we record revenue from service contracts on our systems. Revenue recognition on system sales occurs at the time the instrument is installed and accepted at the customer site. For system rentals, systems are placed at the customer's site free of charge and the customer is obligated either to purchase test kits for a fixed term, or are charged fees based on monthly minimum, or actual, usage. Under these transactions, there is no capital equipment revenue recognized. We also offer leasing alternatives. Under these transactions, we may, or may not, recognize revenue on system hardware depending on the particular details of the lease.

     Allowance for Doubtful Accounts Receivable

     We continuously monitor payments from our customers and maintain allowances for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments. When we evaluate the adequacy of our allowances for doubtful accounts, we take into account various factors including our accounts receivable aging, customer credit-worthiness, historical bad debts and current economic trends. We are closely monitoring several delinquent accounts with past due balances outstanding, and will continue to do so, to determine the need, if any, to further increase our allowance for doubtful accounts receivable. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At December 31, 2001 and 2000, our accounts receivable balance was $9.6 million and $11.5 million, respectively.

     Inventory

     Inventory is stated at the lower of cost or net realizable value. Cost is based on a first-in, first-out basis. If cost is less than net realizable value, then cost is used for inventory valuation. If we determine that net realizable value is less than cost, then we write down the related inventory to market value. We review net realizable value of inventory in detail on an on-going basis, with consideration given to deterioration, obsolescence, and other factors. If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, additional write-downs or adjustments to recognize additional cost of goods for overstated inventory may be required. At December 31, 2001 and 2000, our inventory balance was $10.7 million and $8.4 million, respectively.

     Valuation of long-lived and intangible assets

     We review the value of our long-lived assets, including goodwill, for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. If we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon one or more indicators of impairment, the asset is written down to its estimated fair value based on a discounted cash flow basis. During 2001, we recognized $430,000 of such a loss for the placement of certain Customer-Use Assets free of charge at a customer under a two-year contract.

RESULTS OF OPERATIONS

Years ended December 31, 2001 and 2000

     Revenue -- Revenues for the year ended December 31, 2001 were $27.0 million, a 17.3% decrease from revenues of $32.7 million for 2000. Sales related to the SurePath and PrepStain systems increased $5.3 million, or 16.2%, from 2000 to 2001. Consumable sales increased $5.2 million, or 90.3%. Revenues related to the FocalPoint declined by $11.1 million, or 33.9%, for the same period. Other revenue, including sales of our SlideWizard products and revenue recorded under service agreements increased $99,000, or 3.2% between 2000 and 2001.

     In 2001, we shifted our sales and marketing efforts to drive the sales of our SurePath and PrepStain systems and their associated higher margin reagent and disposable products. We implemented a series of management actions that we believe are reflected in the revenues recorded for the year and will impact on our future revenue performance. First, we expanded our sales and marketing team to approximately 110 sales and marketing professionals, including 40 who were contracted through NPS to provide detail selling to ordering physicians. Second, we revised our sales incentive programs to promote reagent sales. Third, we sought to build a "franchise" among academic centers of excellence and successfully added high profile, opinion leaders to our customer list. Fourth, we actively encouraged the presentation and publication in refereed journals of independent investigators' experience with our SurePath and PrepStain products. In excess of 40 papers were published or presented at international and national meetings regarding the performance of our products. Fifth, we directed our sales organization to target laboratories whose increased test volumes provide greater opportunity for repeat reagent sales. Sixth, we focused on the placement of new PrepStain instruments under reagent rental arrangements and in-house lease arrangements rather than IPO third party leasing programs which historically had been the financing mechanism utilized by the majority of our customers. In the short term, this resulted in reduced revenue recorded from up front capital equipment sales associated with the IPO program. We believe, however, that reductions of capital equipment sales associated with the IPO arrangements will result in an increase in the average unit sales price for SurePath and PrepStain related disposables. Seventh, we gained FDA approval for the PrepMate accessory to our PrepStain system in May 2001; and for FocalPoint screening of SurePath thin-layer slides in October 2001; and we announced receipt of a Medical Device License in Canada to market both our PrepStain System and the PrepMate accessory.

     The decline in FocalPoint related revenues from 2000 to 2001 represented a $9.1 million decline in fee-per-use revenues and a $2.0 million decline in instrument sales. We believe that this decline in FocalPoint related revenue can be attributed to several factors. First, we believe that much of the decline resulted from the ongoing U.S. market shift toward liquid-based Pap testing, since the FocalPoint was not FDA approved to screen SurePath thin-layer slides until the fourth quarter of 2001 and, therefore, could only be used for the screening of conventional Pap smears in the U.S. for most of the year. The decline in the number of tests performed on the FocalPoint corresponded with the general decline in conventional Pap smear testing in the U.S. in 2001. Subsequent to receiving FDA approval in October of 2001, we have leveraged the combined product to drive sales of reagents and disposables. We expect to realize the results from this action in 2002 and beyond. Second, FocalPoint revenues declined due to completion of our arrangement with Quest Diagnostics who signed an exclusive agreement for liquid based thin-layer testing products with a competitor in 2000. Third, as described above, as we awaited FDA approval to screen SurePath slides with the FocalPoint, we shifted our sales focus to drive our higher margin reagent and disposable business.

     Gross Margin -- Gross margin improved slightly from 51.0% in 2000 to 52.1% in 2001. Contributing to the improvement in 2001 was increased sales of SurePath and PrepStain test kits for gynecological purposes.

     Research and Development -- Research and development expenses include salaries and benefits of scientific and engineering personnel, testing equipment, relevant consulting and professional services, components for prototypes and certain facility costs. Research and development expenses for 2001 were $6.7 million, a 22.5% decrease from $8.6 million in 2000. This decrease was primarily attributable to reduced professional fees incurred in 2001. Included in research and development expenses in 2001 were $408,000 of expenses related to our subsidiary, TriPath Oncology, which we established to carry out the research, development and commercialization efforts stemming from our agreement with BD. These expenses related to TriPath Oncology also reflect $1.0 million of amortization, against expense, of a deferred research and development credit arising out of the accounting for this transaction. We accounted for this transaction in accordance with Statement of Financial Accounting Standard No. 68, "Research and Development Arrangements". We began amortizing the credit in August 2001 and will continue the amortization over 30 months at $206,600 per month against research and development expenses.

     Regulatory -- Regulatory expenses include salaries and benefits of regulatory and quality personnel, costs related to clinical studies and submissions to the FDA, and relevant consulting services. Regulatory expenses for the year ended December 31, 2001 were $1.9 million, representing a 146.6% increase from $761,000 in 2000. This change was primarily attributable to the rebuilding and refocusing of our regulatory efforts, which began in the third quarter ended September 30, 2000, and to the regulatory efforts surrounding our FDA submissions, specifically those concerning FDA approval of the use of FocalPoint to process thin-layer slides prepared with PrepStain, and upcoming clinical studies.

     Sales and Marketing -- Sales and marketing expenses include salaries and benefits of sales, marketing, sales support and service personnel, and their related expenses, as well as non-personnel-related expenses related to marketing our products. Sales and marketing expenses for the year ended December 31, 2001 were $18.3 million, including $220,000 of expenses related to TriPath Oncology. This represented a 235.4% increase from $5.5 million in 2000. This increase is primarily due to our efforts to significantly expand our sales and marketing capabilities, including the addition of various employees and initiatives focused on product management and brand identification. We dramatically increased our sales and marketing staff to over 100 people by the end of 2001.

     General and Administrative -- General and administrative expenses include salaries and benefits for administrative personnel, legal and other professional fees and certain facility costs. General and administrative expenses, including the provision for doubtful accounts receivable of $1.8 million, and approximately $673,000 of expenses attributable to TriPath Oncology, for the year ended December 31, 2001 were $9.9 million, representing a 47.4% decrease from $18.8 million in 2000. This decrease is primarily due to one-time, non-cash compensation charges of $2.1 million related to repricing of stock options in 2000 and decreased legal costs, and related charges in 2001.

     Net Loss from Operations -- Net loss from operations during 2001 was $22.7 million, a 33.7% increase from $17.0 million in 2000. This increase is due to reduced gross profit, of $2.6 million, resulting from the 17.3% decrease in revenue coupled with increased operating expenses of $3.1 million, or 9.3%.

     Interest Income and Expense -- Interest income for 2001 was $2.3 million, an 84.8% increase from $1.3 million during 2000, primarily attributable to increased average cash balances during 2001 in spite of declining interest rates throughout 2001. The higher average cash balances resulted from a cash payment of $25.0 million from an investment in our Common Stock by BD during the third quarter of 2001 and 43.0 million from an investment by Roche in our Common Stock in the fourth quarter of 2000. Interest expense for 2001 was $1.3 million compared to $1.7 million during 2000. This decrease is due to reduced balances outstanding resulting from principal repayments under our debt facilities.

Years ended December 31, 2000 and 1999

     Revenue -- Revenues for the year ended December 31, 2000 were $32.7 million, a 76.8% increase from revenue of $18.5 million for 1999. The increase in revenues is attributable to increases of $6.9 million in sales of FocalPoint and PrepStain instruments. FocalPoint instrument sales increased $5.2 million, or 156.3% between years while sales of PrepStain instruments increased $1.7 million, or 87.4%. Sales of PrepStain consumables and revenue recorded under usage arrangements increased $5.6 million, or 47.3% between 1999 and 2000. Contributing to the increase was increased sales of the PrepStain reagents and consumables of $3.5 million, or 158.1% and increased sales under fee-per use and other usage arrangements of $2.1 million, or 21.5%. Other revenue, including sales of our SlideWizard products and revenue recorded under service agreements increased $1.7 million, or 119.8% between periods.

     Gross Margin -- Gross margin increased from 43.9% in 1999 to 51.0% in 2000. Contributing substantially to the increase in 2000 was increased PREP disposables revenue for gynecological purposes.

     Research and Development -- Research and development expenses include salaries and benefits of scientific and engineering personnel, testing equipment, relevant consulting and professional services, components for prototypes and certain facility costs. Research and development expenses for 2000 were $8.6 million, a 23.5% decrease from $11.2 million in 1999. This decrease was primarily attributable to the elimination of redundant research and development efforts after the AutoCyte/NeoPath merger.

     Regulatory -- Regulatory expenses include salaries and benefits of regulatory and quality personnel, costs related to clinical studies and submissions to the FDA, and relevant consulting services. Regulatory expenses for the year ended December 31, 2000 were $761,000, representing a 26.4% decrease from $1.0 million in 1999. This change was primarily attributable to reductions in expenses associated with our FDA submission related to our PrepStain liquid-based product, which received approval during 1999, and to initial reduced redundant costs resulting from the merger of AutoCyte and NeoPath in 1999.

     Sales and Marketing -- Sales and marketing expenses include salaries and benefits of sales, marketing, sales support and service personnel, and their related expenses, as well as non-personnel-related expenses related to marketing our products. Sales and marketing expenses for 2000 were $5.5 million, a 36.9% increase from $4.0 million in 1999. This increase resulted from new sales and marketing programs focused on commercializing our FDA approved products.

     General and Administrative -- General and administrative expenses include salaries and benefits for administrative personnel, legal and other professional fees and certain facility costs. General and administrative expenses for the year ended December 31, 2000 were $18.8 million, representing a 36.9% increase from $13.7 million in 1999. This increase is primarily due to one-time, non-cash compensation charges related to repricing of stock options in 2000 and increased legal costs, offset in part by the elimination of certain redundant general and administrative expenses after the AutoCyte/NeoPath merger.

     Net Loss from Operations -- Net loss from operations during 2000 was $17.0 million, a 49.0% improvement from $33.3 million in 1999. This improvement is due to improved gross profit resulting in large part from the 76.8% increase in revenues that was partially offset by an increase in selling, general and administrative expenses. A reduction in research and development and regulatory expenses of $2.9 million, as well as approximately $11.4 million in costs related to the AutoCyte/NeoPath merger, also contributed to the improvement.

     Interest Income and Expense -- Interest income for 2000 was $1.3 million, a 13.1% increase from $1.1 million during 1999, primarily attributable to increased average cash balances during 2000 coupled with higher average rates of return on funds invested. The higher average cash balances resulted from cash received from an investment by Roche during the fourth quarter of 2000 and from a term loan we acquired in the first quarter of 2000. Interest expense for 2000 was $1.7 million compared to $416,000 during 1999. This increase is due to a term loan facility entered into during 2000.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. As required, we will adopt SFAS No. 142 in fiscal year 2002. We do not expect any significant impact from the adoption of SFAS No. 141 and SFAS No. 142 on our financial statements.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires an entity to record a liability for an obligation associated with the retirement of an asset at the time that the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset. The standard is effective for us beginning January 1, 2003. We do not expect the adoption of SFAS No. 143 to have a material impact on our results of operations or financial condition.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The objectives of SFAS 144 are to address significant issues relating to the implementation of SFAS No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. We do not expect the adoption of SFAS 144 to have a significant impact on us.

LIQUIDITY AND CAPITAL RESOURCES

     Since our formation, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of $206.4 million as of December 31, 2001. We have funded our operations primarily through the private placement and public sale of equity securities, debt facilities and limited product sales resulting in cumulative net proceeds of $216.6 million as of December 31, 2001. We had cash, cash equivalents and short-term investments of $56.0 million at December 31, 2001.

     Cash used in our operations was $19.0 million in 2001, $8.2 million during 2000 and $23.0 million during 1999. Negative operating cash flow during 2001, 2000, and 1999 was caused primarily by operating losses. Our capital expenditures were $936,000 in 2001, $217,000 in 2000, and $516,000 during 1999 with expenditures primarily attributable to the purchase of machinery and equipment. We have no material commitments for capital expenditures.

     We recorded $1.8 million to bad debt expense in 2001, compared with $220,000 and $816,000 in 2000 and 1999, respectively. During 2001, we experienced a slowing of collections on several international accounts receivable, in large part attributable to an overall slowdown in the world economy. We continue to monitor these international accounts receivable and believe that, based on communications with these customers, and partial payments received during the year, that the accounts receivable reserve recorded is adequate to cover any losses that may be realized.

     During 2000 and 2001, the declining interest rates in the U.S. impacted amounts earned on our invested funds. Average yields on invested funds have fallen between 450 and 500 basis points, on average. This is contrary to the fixed-rate nature of our borrowings and other term debt. If this interest rate environment continues, there will be a net negative impact on our cash relative to net interest income.

     We had $2.5 million of short-term investments at December 31, 2001. The investments are part of a managed portfolio of excess cash we have to invest. Our short-term investments have a maturity of more than three months, but less than one year when purchased and are stated at cost. Management intends to hold these investments to maturity.

     On February 8, 2000, we entered into a $7.0 million subordinated term loan with a syndicate of lenders to finance operations. We drew $5.3 million of this facility in February 2000 and the balance of $1.7 million in March 2000. We have remaining amounts outstanding under this loan of approximately $3.6 million at December 31, 2001. This loan will be fully amortized and repaid during the first quarter of 2003. At the present time, we have no plans to replace that loan with a similar facility after it is repaid.

     In February 2001, we renewed a $5.0 million working capital facility with a bank. The outstanding balance is limited to an amount equal to 80% of eligible accounts receivable. The line commitment expired on January 31, 2002 and was renewed for an additional year until January 31, 2003. The line bears interest at the bank's prime rate plus 1/2% and is collateralized by substantially all of our assets. The line of credit carries customary covenants, including the maintenance of a minimum modified quick ratio and other requirements. We had no outstanding borrowings under this agreement at December 31, 2001 though the availability under the line of credit could provide additional funding if needed. We have no other long-term debt commitments and no off-balance sheet financing vehicles.

     We accrued a long-term contingent liability, at December 31, 2000, in the amount of $1.3 million in accordance with the provisions of SFAS No. 5, "Accounting for Contingencies," relating to our obligation to pay a third party an amount based on the difference between the market price of the Common Stock on a specified date in the future and a predetermined target price. The balance of this contingent liability was $1.5 million at December 31, 2001.

     On July 31, 2001, we completed a private placement of securities under Regulation D of the Securities Act with BD pursuant to which BD acquired 2,500,000 shares of our Common Stock for $10.00 per share. The transaction with BD provided us with an additional $25.0 million in cash. Additionally, a wholly-owned subsidiary of Millennium simultaneously acquired 400,000 shares of our Common Stock in consideration of entering into a research license with us. We also paid $1.0 million in connection with other aspects of the transaction.

     In connection with our collaboration with BD, we assumed the operations of BD Gene, BD's research and development endeavor in the molecular diagnostics arena. The products developed by TriPath Oncology will be based upon the genomic discovery research, conducted at Millennium, under its existing research and development agreement with BD. TriPath Oncology and BD will configure validated markers provided by Millennium, under its agreement with BD, into commercial diagnostic and pharmacogenomic products and services. Commercial responsibilities for resulting products will be shared between BD and TriPath Oncology. TriPath Oncology is not expected to generate any significant revenue until 2004. Consequently, this segment of our business will incur expenses in excess of revenue generated. It is anticipated that by the latter half of 2002, TriPath Oncology will incrementally incur approximately $1.0 million of expense per month.

     We believe that our existing cash and anticipated additional debt and/or lease financing for internal use assets, rental placements of PrepStain and fee-per-use placements of FocalPoint, will be sufficient to enable us to meet our future cash obligations for at least the next twelve months.

     Our future liquidity and capital requirements will depend on a number of factors, including:

     - the level of placements of both PrepStain and FocalPoint systems;

     - demand for our combined PrepStain and FocalPoint systems for cervical cancer screening and of FocalPoint GS in the United States, if and when it gains FDA approval;

     - the resources required to further develop our marketing and sales capabilities domestically and internationally, and the success of those efforts;

     - the resources required to expand manufacturing capacity;

     - TriPath Oncology's ability to develop and commercialize products through our collaboration with BD; and

     - the extent to which our products gain market acceptance.

     We anticipate that marketing and sales expenditures for the continued SurePath commercial rollout for gynecological uses in the United States, capital expenditures associated with placements of PrepStain IPO and rental units and FocalPoint fee-per-use instruments, and expenditures related to manufacturing, TriPath Oncology and other administrative costs, will increase significantly. If our existing resources are insufficient to satisfy our liquidity requirements, we may need to raise additional funds through bank facilities, the sale of additional equity or debt securities or other sources of capital. The sale of any equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. Additional funding may not be available when needed or on terms acceptable to us, which would have a material adverse effect on our liquidity and capital resources, business, financial condition and results of operations.

INCOME TAXES AND TAX LOSS CARRYFORWARDS

     We have not generated any taxable income to date and, therefore, have not paid any federal income taxes since inception. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, we have established valuation allowances, in amounts equal to the net deferred tax assets as of December 31, 2001 and 2000,in each period to reflect these uncertainties.

     At December 31, 2001, we had net tax losses of approximately $181.5 million that may be carried forward to offset future taxable income. In addition, we had research credits available for carryforward of $3.4 million. These amounts begin to expire in 2003. Utilization of net tax losses and any tax credit carryforwards are subject to complex treatment under the Internal Revenue Code of 1986, as amended (the "Code"). Pursuant to Section 382 of the Code, the change in ownership resulting from our initial public offering in September 1997 and any other future sale of stock may limit utilization of future losses in any one year. We believe that the sale of Common Stock in the offering did not create any immediate limitations on our utilization of net operating losses.

FACTORS AFFECTING FUTURE OPERATIONS AND RESULTS

     The discussion included in this section, as well as elsewhere in the Annual Report on Form 10-K, may contain forward-looking statements based on current expectations of our management. These forward-looking statements appear principally in the sections entitled "Business" and "Management's Discussion and Analysis of Financial Conditions and Results of Operations." Generally, the forward-looking statements in this report use words like "expect," "believe," "continue," "anticipate," "estimate," "may," "will," "could," "opportunity," "future," "project," and similar expressions. Such statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The forward-looking statements include statements about our:

     - projected timetables for the preclinical and clinical development of, regulatory submissions and approvals for, and market introduction of our products and services;

     - estimates of the potential markets for our products and services;

     - sales and marketing plans;

     - assessments of competitors and potential competitors;

     - estimates of the capacity of manufacturing and other facilities to support our products and services;

     - expected future revenues, operations and expenditures; and

     - projected cash needs.

     Statements that are not historical facts are based on our current expectations, beliefs, assumptions, estimates, forecasts and projections for our business and the industry and markets in which we compete. The forward-looking statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. We caution investors not to place undue reliance on the forward-looking statements contained in this report, which speak only as the date hereof. We undertake no obligation to update these statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events, except as required by law.

     The following factors, among others, create risks and uncertainties that could affect our future or other performance:

     - our ability to successfully commercialize the diagnostic oncology products and services developed by TriPath Oncology;

     - our dependence on the collaboration with BD, any changes in its business direction or priorities or defaults in its or Millennium's obligations which may have an adverse impact on our product development efforts;

     - market acceptance of our products and services;

     - our history of operating losses and our expectation that we will incur significant additional operating losses;

     - any inability to raise the capital that we will need to sustain our operations;

     - our ability to establish and maintain licenses, strategic collaborations and distribution arrangements;

     - our ability to manufacture sufficient amounts of our products for development and commercialization activities;

     - our dependence on limited source suppliers for key components of our cervical screening products;

     - our limited marketing and sales resources;

     - difficulties in managing our growth;

     - our ability to obtain and maintain adequate patent and other proprietary rights protection of our products and services;

     - time consuming and expensive proceedings to obtain, enforce or defend patents and to defend against charges of infringement that may result in unfavorable outcomes and could limit our patent rights and our activities;

     - significant fluctuations in our revenues and operating results, which have occurred in the past and which we expect to continue to fluctuate in the future;

     - risks associated with international sales and operations and collaborations;

     - our common stock may continue to have a volatile public trading price and low trading volume;

     - anti-takeover provisions in our governing documents and under Delaware law and our shareholder rights plan that may make an acquisition of us more difficult

     - competition and technological change that may make our potential products and technologies less attractive or obsolete;

     - failure to acquire technology and integrate complementary businesses;

     - our ability to obtain reimbursement for our products and services from third-party payers; and

     - any loss or inability to hire and retain qualified personnel;

     As a result of the foregoing and other factors, we may experience material fluctuations in our future operating results, which could materially affect our business, financial position, and stock price. These risks and uncertainties are discussed in more detail in Exhibit 99.1 "Factors Affecting Future Operating Results" to this Form 10-K, which is incorporated into this item by this reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We do not participate in derivative financial instruments, other financial instruments for which the fair value disclosure would be required under SFAS No. 107, or derivative commodity instruments. All of our investments are in short-term, investment-grade commercial paper, corporate bonds and U.S. Government and agency securities that are carried at fair value on our books. Accordingly, we have no quantitative information concerning the market risk of participating in such investments.

     Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. Our financial results and cash flows are subject to fluctuation due to changes in interest rates, primarily from our investment of available cash balances in highly rated institutions. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations under Liquidity and Capital Resources for further discussion of the impact of interest rates on our financial results.

We operate in several foreign countries and are subject to fluctuations in foreign currencies to a minor extent. We have no foreign exchange contracts, option contracts, or other foreign hedging arrangements. However, the impact of fluctuations in foreign currencies on our financial results has not been material and are unlikely to have a material adverse effect on our business, financial condition or results of operations in the future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item may be found on pages F-1 through F-22 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants on accounting or financial disclosure matters in the last fiscal year.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this item is contained in part under the caption "Executive Officers of the Registrant" in Part I, Item 1A hereof and the remainder is incorporated herein by reference from the discussion responsive thereto under the captions "Election of Directors" and "Section 16(a) Beneficial Reporting Compliance" in our Proxy Statement relating to our Annual Meeting of Stockholders scheduled for May 23, 2002 (the "Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

     The response to this item is incorporated herein by reference from the discussion responsive thereto under the captions "Election of Directors," "Director Compensation," "Executive Compensation" and "Compensation Committee Interlocks, Insider Participation and Certain Transactions" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Share Ownership" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Compensation Committee Interlocks, Insider Participation and Certain Transactions" in the Proxy Statement. See also Note 11 to the Consolidated Financial Statements included herewith.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

       The consolidated financial statements are listed under Part II, Item 8 of this report.

    2. Financial Statement Schedule

       Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Consolidated Financial Statements.

    3. Exhibits

       The exhibits are listed under Part IV, Item 14(c) of this report.

(b) Reports on Form 8-K

     On October 30, 2001, we filed a Form 8-K to include information on our receipt of approval from the United States Food & Drug Administration to include the screening of PrepStain (formerly, AutoCyte(R) PREP) thin-layer slide preparation on the FocalPoint Slide Profiler (formerly, AutoPap(R) Primary Screening System).

     On March 29, 2002, we filed a Form 8-K to include information regarding a correction to our earnings for the year ended December 31, 2001 related to a change in the amount of interest expense recorded related to amortization of non-cash debt issuance costs under a term loan agreement

(c) Exhibits

 2.1     Agreement and Plan of Merger dated June 4, 1999 among
         AutoCyte, Trilogy Acquisition Corp. and NeoPath, Inc. Filed as Exhibit 2.1 to our Form 8-K (File No. 333-30227) filed on
         June 23, 1999 and incorporated herein by reference
 3.1 Restated Certificate of Incorporation of the Company. Filed as Exhibit 3.5 to our Registration Statement on Form S-1
         (File No. 333-30227) and incorporated herein by reference
 3.2     Amended and Restated By-laws of the Company. Filed as
         Exhibit 3.7 to our Registration Statement on Form S-1 (File
         No. 333-30227) and incorporated herein by reference
 4.1 Specimen of Common Stock Certificate. Filed as Exhibit 4.1 to our Registration Statement on Form S-1 (File No.
         333-30227) and incorporated herein by reference
10.1* Amended and Restated 1996 Equity Incentive Plan (including forms of incentive stock option certificate and nonstatutory stock option certificate). Filed as Exhibit 10.1 to our Registration Statement on Form S-1 (File No. 333-30227) and incorporated herein by reference
10.2* 1997 Director Stock Option Plan (including form of director nonstatutory stock option certificate). Filed as Exhibit
         10.2 to our Registration Statement on Form S-1 (File No.
         333-30227) and incorporated herein by reference
10.3+ OEM Supply Agreement dated January 13, 1995 between Tecan AG and RIAS, the Company's predecessor. Filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File
         No. 333-30227) and incorporated herein by reference
10.4+ Amendment to the OEM Supply Agreement dated October 14, 1996 between Tecan AG and RIAS, the Company's predecessor. Filed as Exhibit 10.7 to the Company's Registration Statement on
         Form S-1 (File No. 333-30227) and incorporated herein by reference
10.5 Contribution Agreement dated as of November 22, 1996 by and among HLR Holdings Inc., RIAS and the Company. Filed as
         Exhibit 10.10 to the Company's Registration Statement on
         Form S-1 (File No. 333-30227) and incorporated herein by reference
10.6* Form of Indemnification Agreement between the Company and its Directors and Executive Officers. Filed as Exhibit 10.11 to the Company's Registration Statement on Form S-1 (File
         No. 333-30227) and incorporated herein by reference
10.7 Lease Agreement dated as of July 28, 1997 by and between Carolina Hosiery Mills, Inc. and the Company. Filed as
         Exhibit 10.12 to the Company's Registration Statement on
         Form S-1 (File No. 333-30227) and incorporated herein by reference
10.8     Lease Agreement dated June 12, 1998 by and between Carolina
         Hosiery Mills, Inc. and AutoCyte, Inc. Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1998 (File No. 0-22885) and incorporated herein by reference
10.9+ Supply Agreement dated March 5, 1998 by and between Tecan AG and AutoCyte, Inc. Filed as Exhibit 10.3 to the Company's
         Form 10-Q for the quarter ended June 30, 1998 (File No.
         0-22885) and incorporated herein by reference

10.10 Master Loan and Security Agreement dated December 21, 1998 by and between Oxford Venture Finance, LLC and AutoCyte,
         Inc. Filed as Exhibit 10.17 to the Company's Form 10-K for the year ended December 31, 1998 (File No. 0-22885) and incorporated herein by reference
10.11    Amendment dated March 2, 1999 to Lease Agreement dated July
         28, 1997 by and between Carolina Hosiery Mills, Inc. and
         AutoCyte, Inc. Filed as Exhibit 10.1 to the Company's Form
         10-Q for the quarter ended March 31, 1999 (File No. 0-22885) and incorporated herein by reference
10.12    Asset Purchase Agreement by and between AutoCyte, Inc. and
         Neuromedical Systems, Inc. dated as of March 25, 1999. Filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 1999 (File No. 0-22885) and incorporated herein by reference
10.13    Intellectual Property Purchase Agreement dated as of April
         24, 1999 by and between NeoPath, Inc. and AutoCyte, Inc.
         Filed as Exhibit 10.21 to the Amendment No. 2 to the
         Company's S-1 (File No. 333-82121) and incorporated herein by reference
10.14+ Master Agreement dated as of November 18, 1999 by and between TriPath Imaging, Inc. and Laboratory Corporation of
         America Holdings. Filed as Exhibit 10.22 to the Company's
         Form 10-K for the year ended December 31, 1999 (File No.
         0-22885) and incorporated herein by reference
10.15 Loan and Security Agreement dated as of January 19, 2000 by and between MMC/GATX Partnership No. I, Transamerica
         Business Credit Corporation and TriPath Imaging, Inc. Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2000 (File No. 0-22885) and incorporated herein by reference
10.16    Loan and Security Agreement dated as of January 31, 2000
         (the "Loan and Security Agreement") by and between Silicon
         Valley Bank and TriPath Imaging, Inc. Filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 2000 (File No. 0-22885) and incorporated herein by reference
10.17 Securities Purchase Agreement, dated September 26, 2000, by and among TriPath Imaging, Inc., Roche International Ltd.
         and Certain Stockholders of TriPath Imaging. Filed as
         Exhibit 99.2 to the Company's Form 8-K as filed with the commission on October 24, 2000 (File No. 0-232885) and incorporated herein by reference
10.18 Securities Purchase Agreement dated as of July 31, 2001 by and between the Company and Becton, Dickinson and Company.
         Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2001 (File No. 0-22885) and incorporated herein by reference
10.19 Securities Purchase Agreement dated as of July 31, 2001 by and among the Company, Millennium Pharmaceuticals, Inc. and mHoldings Trust. Filed as Exhibit 10.2 to the Company's Form
         10-Q for the quarter ended June 30, 2001 (File No. 0-22885) and incorporated herein by reference
10.20 License and Intellectual Property Access Agreement dated as of July 31, 2001 by and between the Company and Becton, Dickinson and Company. Filed as Exhibit 10.3 to the
         Company's Form 10-Q for the quarter ended June 30, 2001
         (File No. 0-22885) and incorporated herein by reference
10.21 Development and License Agreement dated as of July 31, 2001 by and among the Company, Becton, Dickinson and Company and TriPath Oncology, Inc. Filed as Exhibit 10.4 to the
         Company's Form 10-Q for the quarter ended June 30, 2001
         (File No. 0-22885) and incorporated herein by reference
10.22 Sublicense Agreement dated as of July 31, 2001 by and among the Company, Becton, Dickinson and Company and TriPath
         Oncology, Inc. Filed as Exhibit 10.5 to the Company's Form
         10-Q for the quarter ended June 30, 2001 (File No. 0-22885) and incorporated herein by reference
10.23 Transitional Services Agreement dated as of July 31, 2001 by and among the Company, Becton, Dickinson and Company and TriPath Oncology, Inc. Filed as Exhibit 10.6 to the
         Company's Form 10-Q for the quarter ended June 30, 2001
         (File No. 0-22885) and incorporated herein by reference

10.24 Option Agreement dated as of July 31, 2001 by and between the Company and Becton, Dickinson and Company. Filed as
         Exhibit 10.7 to the Company's Form 10-Q for the quarter ended June 30, 2001 (File No. 0-22885) and incorporated herein by reference
10.25    Lease Agreement between NeoPath, Inc. and Teachers Insurance
         & Annuity Association dated October 1, 1994 (the "Lease
         Agreement") and all amendments thereto. Filed herewith
10.26    Sublease Agreement by and between NeoPath, Inc. and Antioch
         Bible Church dated as of August 31, 1999. Filed herewith
10.27    Assignment of the Lease Agreement from NeoPath, Inc. to
         AutoCyte, Inc. dated September 28, 1999. Filed herewith
10.28+   OEM Supply Agreement dated November 1, 2001 by and between
         Tecan Schweiz AG and the Company. Filed herewith
10.29    Amendment dated December 1, 2001 to Lease Agreement dated
         June 12, 1998 by and between Carolina Hosiery Mills, Inc.
         and TriPath Imaging, Inc. Filed herewith
10.30    Second Loan Modification Agreement to the Loan and Security
         Agreement effective as of January 31, 2002 by and between Silicon Valley Bank and TriPath Imaging, Inc. Filed herewith
10.31 Lease Agreement dated as of February 6, 2002 by and between TBC Place Partners II, LLC and TriPath Oncology, Inc. Filed herewith
21.1     List of all subsidiaries of the Company. Filed herewith
23.1     Consent of Ernst & Young LLP, independent auditors to the
         Company. Filed herewith
99.1     Factors Affecting Future Operating Results. Filed herewith

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Burlington, State of North Carolina, on March 29, 2002.

                                          TRIPATH IMAGING, INC.

                                          By:      /s/ PAUL R. SOHMER
                                            ------------------------------------
                                                    Paul R. Sohmer, M.D.
                                               Chairman, President and Chief
                                                      Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 29th day of March, 2002.

                      SIGNATURE                                            TITLE
                      ---------                                            -----

                 /s/ PAUL R. SOHMER                    President, Chief Executive Officer and
-----------------------------------------------------    Director (Principal Executive Officer)
                Paul R. Sohmer, M. D.

                 /s/ STEPHEN P. HALL                   Senior Vice-President and Chief Financial
-----------------------------------------------------    Officer (Principal Financial Officer and
                   Stephen P. Hall                       Principal Accounting Officer)

               /s/ THOMAS A. BONFIGLIO                 Director
-----------------------------------------------------
              Thomas A. Bonfiglio, M.D.

               /s/ RICHARD A. CHARPIE                  Director
-----------------------------------------------------
                 Richard A. Charpie

            /s/ HAYWOOD D. COCHRANE, JR.               Director
-----------------------------------------------------
              Haywood D. Cochrane, Jr.

                 /s/ ROBERT E. CURRY                   Director
-----------------------------------------------------
                   Robert E. Curry

                /s/ DAVID A. THOMPSON                  Director
-----------------------------------------------------
                  David A. Thompson

                             TRIPATH IMAGING, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................  F-2
Consolidated Balance Sheets as of December 31, 2001 and
  2000......................................................  F-3
Consolidated Statements of Operations for the Years Ended
  December 31, 2001, 2000, and 1999.........................  F-4
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2001, 2000, and 1999.............  F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2001, 2000, and 1999.........................  F-6
Notes to Consolidated Financial Statements..................  F-7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
TriPath Imaging, Inc.

     We have audited the accompanying consolidated balance sheets of TriPath Imaging, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TriPath Imaging, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

                                                           /s/ Ernst & Young LLP

Raleigh, North Carolina
January 25, 2002

                             TRIPATH IMAGING, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                  2001            2000
                                                              -------------   -------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  53,476,920   $  54,340,169
  Short-term investments....................................      2,498,692              --
  Accounts receivable, less allowance of $3,284,531 and
     $1,475,000 at December 31, 2001 and 2000,
     respectively...........................................      9,580,744      11,548,974
  Inventory, less reserves for obsolescence of $2,311,654
     and $2,338,573 at December 31, 2001 and 2000,
     respectively...........................................     10,717,960       8,422,184
  Other current assets......................................      1,079,197         940,692
                                                              -------------   -------------
          Total current assets..............................     77,353,513      75,252,019
Customer use assets, net....................................      6,088,726       9,399,739
Property and equipment, net.................................      2,362,642       1,868,059
Other assets................................................        916,445         107,242
Patents, less accumulated amortization of $1,751,911 and
  $1,085,165 at December 31, 2001 and 2000, respectively....      7,792,507       8,459,253
Goodwill, less accumulated amortization of $765,625 and
  $615,625 at December 31, 2001 and 2000, respectively......      2,234,375       2,384,375
                                                              -------------   -------------
          Total assets......................................  $  96,748,208   $  97,470,687
                                                              =============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   4,411,541   $   4,600,312
  Accrued expenses..........................................      4,115,547       3,947,111
  Deferred revenue and customer deposits....................        729,587       1,156,541
  Deferred research and development funding.................      2,479,200              --
  Current portion of long-term debt.........................      2,719,781       3,232,114
                                                              -------------   -------------
          Total current liabilities.........................     14,455,656      12,936,078
Long-term debt, less current portion........................        790,196       2,447,594
Other long-term liabilities.................................      4,210,400       1,312,789
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares
  authorized; none issued and outstanding...................             --              --
Common stock, $0.01 par value; 49,000,000 shares authorized;
  37,304,738 and 34,125,649 shares issued and outstanding at
  December 31, 2001 and 2000, respectively..................        373,047         341,256
Additional paid-in capital..................................    283,395,526     265,260,039
Deferred compensation.......................................             --         (89,140)
Accumulated deficit.........................................   (206,417,624)   (184,737,929)
Accumulated other comprehensive loss........................        (58,993)             --
                                                              -------------   -------------
          Total stockholders' equity........................     77,291,956      80,774,226
                                                              -------------   -------------
          Total liabilities and stockholders' equity........  $  96,748,208   $  97,470,687
                                                              =============   =============

See accompanying notes

                             TRIPATH IMAGING, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------
                                                           2001           2000           1999
                                                       ------------   ------------   ------------
Revenues.............................................  $ 27,017,066   $ 32,651,749   $ 18,465,774
Cost of revenues.....................................    12,946,717     16,006,248     10,368,173
                                                       ------------   ------------   ------------
Gross profit.........................................    14,070,349     16,645,501      8,097,601
Operating expenses:
  Research and development...........................     6,658,163      8,590,040     11,224,364
  Regulatory.........................................     1,875,683        760,729      1,033,725
  Sales and marketing................................    18,333,360      5,466,069      3,993,217
  General and administrative.........................     9,887,392     18,796,431     13,730,354
  Transaction, integration & restructuring costs.....            --             --      8,445,343
  In-process research & development..................            --             --      2,922,000
                                                       ------------   ------------   ------------
                                                         36,754,598     33,613,269     41,349,003
                                                       ------------   ------------   ------------
Operating loss.......................................   (22,684,249)   (16,967,768)   (33,251,402)
Interest income......................................     2,321,183      1,256,359      1,110,627
Interest expense, including amortization of non-cash
  debt issuance costs under term loan agreement......    (1,316,629)    (1,658,047)      (416,065)
                                                       ------------   ------------   ------------
Net loss.............................................  $(21,679,695)  $(17,369,456)  $(32,556,840)
                                                       ============   ============   ============
Net loss per common share (basic and diluted)........  $      (0.61)  $      (0.60)  $      (1.17)
                                                       ============   ============   ============
Weighted-average common shares outstanding...........    35,467,408     29,137,224     27,818,600
                                                       ============   ============   ============

See accompanying notes

                             TRIPATH IMAGING, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                        ACCUMULATED
                                          ADDITIONAL                                       OTHER           TOTAL
                               COMMON      PAID-IN        DEFERRED      ACCUMULATED    COMPREHENSIVE   STOCKHOLDERS'
                               STOCK       CAPITAL      COMPENSATION      DEFICIT      INCOME(LOSS)       EQUITY
                              --------   ------------   ------------   -------------   -------------   -------------
Balance at January 1,
  1999......................  $241,929   $191,540,956   $(1,880,516)   $(134,811,633)    $ (15,731)    $ 55,075,005
  Exercise of options and
    warrants................     2,146        150,125            --               --            --          152,271
  Private issuance of common
    stock...................    22,919     14,098,336            --               --            --       14,121,255
  Issuance of common stock
    for intellectual
    property................    14,000      9,335,917            --               --            --        9,349,917
  Issuance of common stock
    under employee stock
    purchase plan...........        80         46,689            --               --            --           46,769
  Issuance of stock based
    compensation to
    consultant..............        --          7,100            --               --            --            7,100
  Adjustment to deferred
    compensation............        --       (286,731)      286,731               --            --               --
  Amortization of deferred
    compensation............        --             --       814,140               --            --          814,140
  Unrealized appreciation on
    securities
    available-for-sale......        --             --            --               --        15,731           15,731
  Net loss..................        --             --            --      (32,556,840)           --      (32,556,840)
                                                                                                       ------------
    Comprehensive loss......                                                                            (32,541,109)
                              --------   ------------   -----------    -------------     ---------     ------------
Balance at December 31,
  1999......................   281,074    214,892,392      (779,645)    (167,368,473)           --       47,025,348
  Exercise of options and
    warrants................     8,382      1,542,762            --               --            --        1,551,144
  Private issuance of common
    stock and warrants......    50,000     42,950,000            --               --            --       43,000,000
  Issuance of warrants as
    consideration under term
    loan agreement..........        --      1,725,041            --               --            --        1,725,041
  Re-pricing of warrants
    issued as consideration
    under term loan
    agreement...............        --        420,042            --               --            --          420,042
  Re-pricing of stock
    options.................        --      2,133,839            --               --            --        2,133,839
  Issuance of stock based
    compensation............     1,800      1,618,200            --               --            --        1,620,000
  Adjustment to deferred
    compensation............        --        (22,237)       22,237               --            --               --
  Amortization of deferred
    compensation............        --             --       668,268               --            --          668,268
  Net loss..................        --             --            --      (17,369,456)           --      (17,369,456)
                                                                                                       ------------
    Comprehensive loss......                                                                            (17,369,456)
                              --------   ------------   -----------    -------------     ---------     ------------
Balance at December 31,
  2000......................   341,256    265,260,039       (89,140)    (184,737,929)           --       80,774,226
  Exercise of options and
    warrants................     2,791        934,369            --               --            --          937,160
  Private issuance of common
    stock...................    29,000     17,777,000            --               --            --       17,806,000
  Re-pricing of warrants
    issued as consideration
    under term loan
    agreement...............        --       (575,882)           --               --            --         (575,882)
  Amortization of deferred
    compensation............        --             --        89,140               --            --           89,140
  Foreign currency
    translation.............        --             --            --               --       (58,993)         (58,993)
  Net loss..................        --             --            --      (21,679,695)           --      (21,679,695)
                                                                                                       ------------
    Comprehensive loss......                                                                            (21,738,688)
                              --------   ------------   -----------    -------------     ---------     ------------
Balance at December 31,
  2001......................  $373,047   $283,395,526   $        --    $(206,417,624)    $ (58,993)    $ 77,291,956
                              ========   ============   ===========    =============     =========     ============

See accompanying notes.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED DECEMBER 31,
                                                            ------------------------------------------
                                                                2001           2000           1999
                                                            ------------   ------------   ------------
OPERATING ACTIVITIES
Net loss..................................................  $(21,679,695)  $(17,369,456)  $(32,556,840)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation..........................................     3,071,237      5,867,594      6,894,994
    Amortization of intangible assets.....................       816,746        816,745        604,081
    Amortization of deferred compensation.................        89,140        668,268        814,140
    Non-cash restructuring costs..........................            --             --      4,239,489
    Non-cash equity compensation..........................            --      2,133,839             --
    Purchased in-process research and development.........            --             --      2,922,000
    Issuance of stock options for services rendered.......            --             --          7,100
    Issuance of stock based compensation..................            --      1,620,000             --
    Amortization of deferred research and development.....    (1,033,000)            --             --
    Amortization of non-cash debt issuance costs..........       487,318        506,842             --
    (Gain) loss on disposal of fixed assets...............        (9,300)         1,190             --
    Other non-cash items..................................       694,600      1,260,000         22,455
  Changes in operating assets and liabilities:
    Accounts receivable...................................     2,005,017     (6,160,002)    (1,836,385)
    Inventory.............................................    (2,134,576)     1,327,825     (4,677,607)
    Other current assets..................................      (218,063)       (24,566)      (169,833)
    Other long-term assets................................       809,203)       187,089        619,519
    Accounts payable and accrued expenses.................        99,962      1,444,355       (547,360)
    Deferred revenue and customer deposits................      (426,954)      (519,639)       713,510
                                                            ------------   ------------   ------------
  Net cash used in operating activities...................   (19,046,771)    (8,239,916)   (22,950,737)
INVESTING ACTIVITIES
  Purchases of property and equipment.....................      (935,683)      (217,493)      (515,825)
  Disposals of property and equipment.....................         9,300             --             --
  Purchases of securities available-for-sale..............            --             --     (7,199,372)
  Purchases of short-term investments.....................    (2,498,692)            --             --
  Maturities of securities available-for-sale.............            --             --     10,589,652
  Additions to intellectual property......................            --        (17,260)    (4,259,797)
  Other...................................................       106,323             --             --
                                                            ------------   ------------   ------------
  Net cash used in investing activities...................    (3,318,752)      (234,753)    (1,385,342)
FINANCING ACTIVITIES
  Net proceeds from issuance of common stock and
    warrants..............................................    17,806,000     43,000,000     14,411,255
  Issuance of common stock under employee stock purchase
    plan..................................................            --             --         46,769
  Proceeds from exercise of stock options and warrants....       937,160      1,551,144        152,271
  Other...................................................       (41,022)       (79,218)      (220,020)
  Proceeds from research and development agreement........     6,198,000             --             --
  Proceeds from long-term debt............................            --      8,500,000      1,242,565
  Payments on long-term debt..............................    (3,292,204)    (4,119,425)    (2,900,398)
                                                            ------------   ------------   ------------
  Net cash provided by financing activities...............    21,607,934     48,852,501     12,732,442
  Effect of exchange rate changes on cash.................      (105,660)            --             --
                                                            ------------   ------------   ------------
  Net (decrease) increase in cash and cash equivalents....      (863,249)    40,377,832    (11,603,637)
       Cash and cash equivalents at beginning of period...    54,340,169     13,962,337     25,565,974
                                                            ------------   ------------   ------------
       Cash and cash equivalents at end of period.........  $ 53,476,920   $ 54,340,169   $ 13,962,337
                                                            ============   ============   ============
SUPPLEMENTAL CASH FLOW INFORMATION
       Cash paid for interest.............................  $    829,311   $  1,151,205   $    416,065
                                                            ============   ============   ============
NONCASH INVESTING AND FINANCING ACTIVITIES
       Issuance of warrants as consideration under term
         loan agreement and subsequent re-pricing.........  $   (575,882)  $  2,145,083   $         --
       Common stock issued for acquisition of intellectual
         property.........................................            --             --      9,450,000
                                                            ------------   ------------   ------------
                                                            $   (575,882)  $  2,145,083   $  9,450,000
                                                            ============   ============   ============

See accompanying notes.

                             TRIPATH IMAGING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

     TriPath Imaging, Inc. ("TriPath" or the "Company"), formerly known as AutoCyte, Inc. ("AutoCyte"), develops, manufactures and markets products to improve cancer screening. The Company operates in two business segments:
Commercial Operations, which centers it efforts on cervical cancer screening and Tripath Oncology, which is focused on the development of molecular diagnostic and pharmacogenomic tests for malignant melanoma and cancer of the prostate, breast, ovary, cervix and colon.

     The Company's Commercial Operations business segment delivers improved slide-preparation technology through the PrepStain Slide Preparation System ("PrepStain"), formerly known as the AutoCyte PREP System(TM) ("PREP"), a proprietary automated thin-layer cytology sample preparation system that produces representative slides with a homogeneous, thin-layer of cervical cells, and is one of only two sample preparation systems approved by the U.S. Food and Drug Administration ("FDA") as a replacement for the conventional Pap smear. This segment also delivers visual intelligence technology to increase accuracy and productivity in medical testing through the FocalPoint Primary Screening System ("FocalPoint"), formerly known as the AutoPap(R)Primary Screening System ("AutoPap"), which utilizes proprietary technology to distinguish between normal Pap smears and those that have the highest likelihood of abnormality.

     The Tripath Oncology segment was formed on July 31, 2001 when the Company entered into a series of agreements with Becton, Dickinson and Company ("BD") to develop and commercialize molecular diagnostics and pharmacogenomic tests for cancer as part of the ongoing strategic alliance between BD and Millennium Pharmaceuticals, Inc. ("Millennium"). In connection with its agreements with BD, the Company established TriPath Oncology, Inc. ("TriPath Oncology"), a wholly-owned subsidiary of the Company to manage its activities for this development and commercialization effort. TriPath Oncology will develop molecular diagnostic and pharmacogenomic tests for malignant melanoma and cancer of the prostate, breast, ovary, cervix and colon. These products will be based upon the genomic discovery research, conducted at Millennium, under its existing research and development agreement with BD. TriPath Oncology and BD will configure validated markers provided by Millennium, under its agreement with BD, into commercial diagnostic and pharmacogenomic products and services. Commercial responsibilities for resulting products will be shared between BD and TriPath Oncology.

     Information on the Company's operations by segment and geographic area is included in Note 10.

Historical Information

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

                             TRIPATH IMAGING, INC.

     The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements follow:

                                                              NINE MONTHS ENDED
                                                              SEPTEMBER 30, 1999
                                                              ------------------
                                                                 (UNAUDITED)
Revenues
     AutoCyte...............................................     $ 3,882,442
     NeoPath................................................       8,203,803
                                                                 -----------
          Combined..........................................     $12,086,245
                                                                 ===========
Net Loss
     AutoCyte...............................................     $14,419,778
     NeoPath................................................      15,092,893
                                                                 -----------
          Combined..........................................     $29,512,671
                                                                 ===========

     The accompanying consolidated financial statements include operations of the combined companies for all periods presented.

     On March 25, 1999, TriPath entered into a purchase and sale agreement to acquire the intellectual property estate of Neuromedical Systems, Inc. ("NSI"), a developer of interactive, neural net technology for the computer screening of conventional Pap smears. The purchase was completed in May, 1999. This intellectual property estate is held by AutoCyte NC, LLC, a wholly-owned subsidiary of the Company.

     Revenues from sales of products have not generated sufficient cash to fully support the Company's operations. The Company has incurred substantial losses since inception. The Company has funded its operations primarily through the private placement and public sale of equity securities, debt and lease financing, and product sales. The Company continues to be subject to certain risks and uncertainties common to early stage medical device companies including the uncertainty of availability of additional financing, extensive government regulation, uncertainty of market acceptance of its products, limited manufacturing, marketing and sales experience and uncertainty of future profitability.

2. SIGNIFICANT ACCOUNTING POLICIES

  Critical Accounting Policies

     For a discussion of the Company's Critical Accounting Policies, see "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this document.

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

                             TRIPATH IMAGING, INC.

  Reclassifications

     Certain amounts for the prior years have been reclassified to conform to the 2001 presentation. Such reclassifications had no impact on previously reported net earnings or financial position.

  Revenue Recognition

     Revenue is recognized from product sales and fee-per-use arrangements, including service and license agreements, rental contracts, and minimum fee-per-use contracts. The Company recognizes product sales revenue upon shipment if the products do not require installation at the customer's site upon shipment (typically international distributor sales and disposable sales). Fee-per-use and all service-related revenue is recognized as earned.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

  Short-term Investments

     Short-term investments have a maturity of more than three months, but less than one year when purchased and are stated at cost, which approximates market value.

  Inventory

     Inventory is stated at the lower of cost or net realizable value (first-in first-out basis). Net realizable value of inventory is reviewed in detail on an on-going basis, with consideration given to deterioration, obsolescence, and other factors.

  Customer-Use Assets

     PrepStain and FocalPoint systems manufactured for rental or fee-per-use placements are carried in inventory until the systems are shipped, at which time they are reclassified to customer-use assets (non-current assets). Reclassifications of $418,143, $2,142,642 and $4,348,709 occurred between customer-use assets, property and equipment and inventory during 2001, 2000 and 1999, respectively. Customer-use assets are depreciated on a straight-line basis over an estimated useful life of four years. Depreciation expense of customer-use assets amounted to $1,850,127, $4,183,849 and $4,065,233 during 2001, 2000 and 1999, respectively.

  Property and Equipment

     Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives (three to seven years) of the individual assets. Depreciation expense of property and equipment amounted to $943,219, $1,488,205 and $2,829,761 during 2001, 2000 and 1999, respectively.

  Goodwill

     The excess cost over the fair value of net assets acquired ("goodwill") was historically amortized using the straight-line method over 20 years (See also "Recently Issued Accounting Standards" below).

                             TRIPATH IMAGING, INC.

  Patents

     Patents consist of patents and core technology acquired from NSI. Such assets are amortized using the straight-line method over estimated useful lives ranging from 14 to 20 years (See also "Recently Issued Accounting Standards" below).

  Asset Impairment

     The Company periodically reviews the value of its long-lived assets to determine if an impairment has occurred. In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", if this review indicates that the assets will not be recoverable, as determined based on an analysis of undiscounted cash flows over the remaining amortization period, the Company would reduce the carrying value of its long-lived assets accordingly. During 2001, the Company recognized $430,000 of such a loss for the placement of certain Customer-Use Assets free of charge at a customer under a two-year contract. There were no such losses recognized in 1999 or 2000.

  Deferred Revenue

     Deferred revenue consists of up-front cash receipts related to FocalPoint and PrepStain service and equipment contracts and a worldwide exclusive international distributor agreement for the Company's ImageTiter(R) product. Pursuant to the terms of an agreement related to the ImageTiter product, the Company received a $1,000,000 non-refundable payment for the agreement, services to be performed, and as a payment for future product shipments. Revenue related to the worldwide exclusive international distributor agreement is recognized ratably over four years. The balance remaining to be recognized as revenue amounted to $50,995 and $150,995 at December 31, 2001 and 2000, respectively. Revenue related to service and equipment contracts is recognized as earned.

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

     Effective July 1, 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"). FIN 44 provides guidance on issues regarding the application of APB 25. The Company has adopted the guidance provided by FIN 44 with effect from July 1, 2000. The Company recorded non-cash equity compensation expense of $2.1 million for the 2000 year in accordance with the requirements of APB 25 and FIN44. There were no such expenses recognized in 2001.

                             TRIPATH IMAGING, INC.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). For companies that continue to account for stock based compensation arrangements under APB 25, SFAS 123 requires disclosure of the pro forma effect on net income (loss) and earnings (loss) per share as if the fair value based method prescribed by SFAS 123 had been applied. The Company has adopted the pro forma disclosure requirements of SFAS 123 (See Note 8).

  Net Loss Per Common Share

     The Company incurred losses during all periods presented. As a result, the effect of options and warrants is anti-dilutive. Accordingly, there is no difference between basic and diluted loss per share.

  Advertising Expense

     The cost of advertising is expensed as incurred. Advertising and marketing expense, including trade show expense, amounted to $1,333,210, $314,034 and $240,662 during 2001, 2000 and 1999, respectively.

  Foreign Currency Translation

     The financial statements of foreign subsidiaries and branches have been translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation". All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates were immaterial in 1999 and 2000. In 2001 the loss has been reported in other comprehensive loss. The effect on the consolidated statements of operations of transaction gains and losses is insignificant for all years presented.

  Comprehensive Loss

     The Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130") effective January 1, 1998. SFAS 130 requires the Company to display an amount representing comprehensive income (loss) for the year in a financial statement which is displayed with the same prominence as other financial statements. The Company has elected to present this information in the Statement of Stockholders' Equity.

  Concentration of Credit Risk

     The Company's principal financial instruments subject to potential concentration of credit risk are cash, cash equivalents, short-term investments, accounts receivable, and notes receivable. The Company invests its funds in highly rated institutions, and limits its investment in any individual debtor. The Company provides an allowance for doubtful accounts equal to the estimated losses to be incurred in the collection of accounts and notes receivable.

  Derivative Financial Instruments

     As of January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which was issued in June 1998, and its amendments, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities" issued in June 1999 and June 2000, respectively (collectively referred to as SFAS 133). SFAS 133 establishes a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The application of the new rules has not had a significant impact on the Company's consolidated financial position or results from operations.

                             TRIPATH IMAGING, INC.

  Recently Issued Accounting Standards

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002. The Company does not expect any significant impact from the adoption of SFAS 142 on the Company's financial statements. The Company will continue to amortize patents as noted above, but the ratable amortization of goodwill will cease effective January 1, 2002. The Company recognized $150,000 in goodwill amortization expense in each period presented.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires an entity to record a liability for an obligation associated with the retirement of an asset at the time that the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset. The standard is effective for the Company beginning January 1, 2003. The Company does not expect the adoption of SFAS No. 143 to have a material impact on the Company's results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 144 removes goodwill from its scope, thus eliminating the SFAS 121 requirement to allocate goodwill to long-lived assets to be tested for impairment. The accounting for goodwill is now subject to SFAS 141 and SFAS 142. The provisions of SFAS 144 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002. The Company does not expect any significant impact from the adoption of SFAS No. 144 on the Company's financial statements.

                             TRIPATH IMAGING, INC.

3. BALANCE SHEET INFORMATION

     Select detailed balance sheet information is as follows:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               2001           2000
                                                            -----------    -----------
Accounts receivable
  Trade accounts receivable...............................  $ 7,462,373    $ 8,405,208
  Current portion of notes receivable.....................    1,780,517        422,596
  Other accounts receivable...............................      337,854      2,721,170
                                                            -----------    -----------
                                                            $ 9,580,744    $11,548,974
                                                            ===========    ===========
Inventory
  Raw materials...........................................  $ 7,442,310    $ 3,438,601
  Work-in-process.........................................      274,883      1,468,691
  Finished goods..........................................    3,000,767      3,514,892
                                                            -----------    -----------
                                                            $10,717,960    $ 8,422,184
                                                            ===========    ===========
Customer-use assets
  Customer-use systems....................................  $11,976,266    $18,868,025
  Accumulated depreciation................................   (5,887,540)    (9,468,286)
                                                            -----------    -----------
                                                            $ 6,088,726    $ 9,399,739
                                                            ===========    ===========
Property and equipment
  Machinery and equipment.................................  $ 5,988,646    $ 5,582,896
  Demonstration equipment.................................      771,241        754,470
  Furniture, fixtures and improvements....................    1,198,797      1,100,581
  Leasehold improvements..................................    1,318,189      1,315,156
  Vehicles................................................       48,031         48,031
  Computer equipment and software.........................    4,052,775      3,359,761
                                                            -----------    -----------
     Total property and equipment.........................   13,377,679     12,160,895
     Accumulated depreciation.............................  (11,015,037)   (10,292,836)
                                                            -----------    -----------
                                                            $ 2,362,642    $ 1,868,059
                                                            ===========    ===========
Other Assets
  Notes receivable, less current portion..................  $   852,283    $        --
  Deposits and other assets...............................       64,162        107,242
                                                            -----------    -----------
                                                            $   916,445    $   107,242
                                                            ===========    ===========
Accrued expenses
  Accrued payroll and related benefits....................  $ 1,543,776    $   447,072
  Accrued warranty costs..................................      514,325      1,373,568
  Other accrued expenses..................................    2,057,446      2,126,471
                                                            -----------    -----------
                                                            $ 4,115,547    $ 3,947,111
                                                            ===========    ===========

                             TRIPATH IMAGING, INC.

4. ALLOWANCE FOR DOUBTFUL ACCOUNTS

     A summary of the allowance for doubtful accounts activity is as follows:

                                                                 DECEMBER 31,
                                                     ------------------------------------
                                                        2001         2000         1999
                                                     ----------   ----------   ----------
Balance, beginning of year.........................  $1,475,000   $1,347,142   $  650,993
Amounts charged to expense.........................   1,810,000      219,634      815,832
Amounts written off................................        (469)     (91,776)    (119,683)
                                                     ----------   ----------   ----------
Balance, end of year...............................  $3,284,531   $1,475,000   $1,347,142
                                                     ==========   ==========   ==========

5. ACQUISITION OF INTELLECTUAL PROPERTY

     On March 25, 1999, TriPath entered into a purchase and sale agreement to acquire the intellectual property estate of NSI, a developer of interactive, neural net technology for the computer screening of conventional Pap smears. Under the terms of the agreement, TriPath agreed to acquire the entire patent estate (including the right to pursue any claims relating to the patent estate), trademarks, regulatory applications, clinical data and all other intellectual and intangible property rights relating to the business of NSI. The purchase price consisted of cash and common stock valued at $13,651,340. The purchase price was allocated as follows:

Patents.....................................................  $ 9,390,000
In-process research and development.........................    2,922,000
Core technology.............................................    1,339,340
                                                              -----------
                                                              $13,651,340
                                                              ===========

     The Company charged to expense at the date of acquisition $2,922,000 relating to the portion of the purchase price allocated to those in-process research and development projects where technological feasibility had not yet been established. In connection with the merger, the Company wrote off $1,339,340 relating to the core technology (Note 9).

6. LONG-TERM OBLIGATIONS AND COMMITMENTS

  Subordinated Term Loan

     On February 8, 2000, the Company entered into a $7.0 million subordinated term loan with a syndicate of lenders to finance operations. The Company drew $5.3 million of this facility in February 2000 and the balance of $1.7 million in March 2000. As of December 31, 2001 and December 31, 2000, respectively, the balance outstanding was $3.6 million and $6.4 million, including a current portion of $2.8 million at each year-end and a long-term portion of $758,000 and $3.6 million, respectively. The loan, which is secured by substantially all of the Company's assets, including intellectual property, accrues interest at the three-year U.S. Treasury note rate plus 8%. Accrued interest was due monthly for the first six months of each draw, at which time the outstanding principal balance became payable over thirty-month terms. In connection with this term loan, the Company issued to the lenders warrants to purchase 223,253 shares of the Company's common stock. Using a Black-Scholes pricing model, the warrants were valued upon issuance at $675,000, which represented non-cash debt issuance costs. These warrants, which expire in 2007, were recorded as additional paid-in capital, and the resulting debt issuance costs are being amortized on a straight-line basis to interest expense over the three-year term of the loan. These warrants have a weighted-average exercise price of $4.70 and were exercisable upon issuance.

                             TRIPATH IMAGING, INC.

  Note Payable to Finance Company

     In December 1998, the Company entered into an agreement with an equipment financing company to provide the Company with a $5.0 million line of credit to finance certain of the Company's equipment purchases. The Company had outstanding borrowings of $467,400 and $851,100 under the agreement at December 31, 2001 and 2000, respectively. The agreement has a loan term of 48 months, and the loan is secured by a security interest in the financed equipment. Interest is calculated based on the four-year Treasury Bill Weekly Average rate plus 6.121%.

  Working Capital Facility

     In February 2001, the Company renewed a $5.0 million working capital facility with a bank. The outstanding balance is limited to an amount equal to 80% of eligible accounts receivable. The line commitment expired on January 31, 2002 and was renewed for an additional year until January 31, 2003. The line bears interest at the bank's prime rate plus 1/2% and is collateralized by substantially all of the assets of the Company. The line of credit carries customary covenants, including the maintenance of a minimum modified quick ratio and other requirements. The Company had no outstanding borrowings under this agreement at December 31, 2001.

     At December 31, 2001, maturities of the outstanding debt are as follows:

2002........................................................  $2,944,781
2003........................................................     790,196
                                                              ----------
                                                               3,734,977
  Less: Unamortized debt issuance costs.....................     225,000
                                                              ----------
                                                              $3,509,977
                                                              ==========

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

     At December 31, 2001, future minimum lease payments under these leases are as follows:

2002........................................................  $1,422,154
2003........................................................   1,439,678
2004........................................................   1,439,833
2005........................................................     214,673
2006........................................................      24,000
Thereafter..................................................      16,000
                                                              ----------
                                                              $4,556,338
                                                              ==========

     Rent expense amounted to $1,219,969, $1,340,812 and $1,239,923 during 2001,
2000 and 1999, respectively.

                             TRIPATH IMAGING, INC.

  Other Long-Term Liabilities

     The Company has recorded a long-term contingent liability of $1.5 million, at December 31, 2001, in accordance with the provisions of FASB SFAS No. 5, "Accounting for Contingencies," on the basis that the likelihood of a future event occurring is probable and reasonably estimable. This contingency relates to the Company's obligation to pay a third party an amount based on the difference between the market price of the Company's common stock on a specified date in the future and a predetermined target price. An amount of $1.3 million was initially accrued at December 31, 2000.

     The Company entered into a series of agreements with BD on July 31, 2001, to develop and commercialize molecular diagnostics and pharmacogenomic tests for cancer as part of the ongoing strategic alliance between BD and Millennium, and has accounted for the transaction in accordance with the provisions of FASB SFAS No. 68, "Research and Development Arrangements." In connection with the transaction, the Company recorded $6.2 million in deferred research and development ("R&D") funding, which will be amortized against such expenses over thirty months on a straight line basis. In 2001, $1.0 million of amortization was recorded against R&D expense. Included in current and other long-term liabilities are the unamortized balances of $2.5 million and $2.7 million, respectively.

7. INCOME TAXES

     At December 31, 2001, the Company had net tax loss carryforwards of approximately $181.5 million, which begin to expire in 2003 for federal income tax purposes. The Company also has approximately $3.4 million in research and development carryforwards that begin to expire in 2003. Due to the prior issuance and sale of shares of preferred stock, the prior merger and changes in ownership, the Company has incurred "ownership changes" pursuant to applicable regulations in effect under the Internal Revenue Code of 1986, as amended. The Company's use of losses incurred through the date of these ownership changes may limit the ultimate utilization of these losses. To the extent that any single-year loss is not utilized to the full amount of the limitation, such unused loss is carried over to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period.

     Approximately $5.1 million of the net deferred tax asset is attributed to the deduction for stock options, the tax effect of which will be credited to equity when recognized.

                             TRIPATH IMAGING, INC.

     Deferred income taxes reflect the net tax effects of temporary differences between the tax basis of assets and liabilities and the corresponding financial statement amounts. Significant components of the Company's deferred income tax assets (liabilities) are as follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2001       2000
                                                              -------   --------
                                                                (IN THOUSANDS)
Net tax loss carryforwards..................................  $63,515   $ 69,975
Research and development credits............................    3,417      3,508
Accrued vacation............................................      107         79
Accrued warranty costs......................................      180         --
Allowance for doubtful accounts.............................    1,150        569
Charitable contribution carryforwards.......................       15         15
Deferred compensation.......................................       --        443
Deferred research and development...........................    1,808         --
Intangible assets, net of amortization......................    1,527        983
Inventory...................................................    2,751        492
Other.......................................................      713        609
Property and equipment......................................      368        475
Valuation allowance.........................................  (75,551)   (77,148)
                                                              -------   --------
                                                              $    --   $     --
                                                              =======   ========

     Due to the uncertainty of the Company's ability to generate taxable income to realize its deferred tax assets, a valuation allowance has been established for financial reporting purposes equal to the amount of the net deferred tax assets. The Company's valuation allowance was $75.6 million and $77.1 million at December 31, 2001 and 2000, respectively.

8. STOCKHOLDERS' EQUITY

  Preferred Stock

     Pursuant to the Company's amended and restated Certificate of Incorporation, the Board of Directors has the authority, without further vote or action by the stockholders, to issue up to 1,000,000 shares of Preferred Stock in one or more series and to fix the relative rights, preferences, privileges, qualifications, limitations and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of Common Stock. At December 31, 2001 there were no shares of Preferred Stock outstanding.

  Private Equity Transaction

     On July 31, 2001, the Company completed a private placement of securities under Regulation D of the Securities Act with BD pursuant to which BD acquired 2,500,000 shares of the Company's common stock for $10.00 per share. The Company accounted for a portion of these proceeds in accordance with the provisions of FASB SFAS No. 68, "Research and Development Arrangements" and recorded $6.2 million thereof as deferred research and development funding, which will be amortized against such expenses over thirty months on a straight line basis. The transaction with BD provided the Company with an additional $25.0 million in cash. In a separate agreement, the Company and Millennium entered into a research license for the Company's evaluation of certain patents in the area of colon cancer. In consideration of this agreement, the Company issued to Millennium 400,000 shares of the Company's common stock. The Company also paid $1 million in connection with other aspects of the transaction.

                             TRIPATH IMAGING, INC.

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

     A summary of activity under the Plans is as follows:

                                                                 OPTIONS OUTSTANDING
                                                             ----------------------------
                                                             NUMBER OF   WEIGHTED-AVERAGE
                                                              SHARES      EXERCISE PRICE
                                                             ---------   ----------------
Outstanding at December 31, 1999...........................  3,156,477        $7.11
  Options granted..........................................  1,350,763         4.50
  Options exercised........................................   (863,267)        1.90
  Options canceled/expired.................................   (822,931)       10.93
                                                             ---------
Outstanding at December 31, 2000...........................  2,821,042         6.34
  Options granted..........................................  1,081,700         9.13
  Options exercised........................................   (279,061)        3.36
  Options canceled/expired.................................   (136,219)        8.62
                                                             ---------
Outstanding at December 31, 2001...........................  3,487,462        $7.26
                                                             =========

                                    OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
               -------------------------------------------------------------   -------------------------------------
               NUMBER OUTSTANDING     WEIGHTED-AVERAGE                         NUMBER EXERCISABLE
                       AT           REMAINING CONTRACTUAL   WEIGHTED-AVERAGE           AT           WEIGHTED-AVERAGE
PRICE RANGE    DECEMBER 31, 2001        LIFE (YEARS)         EXERCISE PRICE    DECEMBER 31, 2001     EXERCISE PRICE
-----------    ------------------   ---------------------   ----------------   ------------------   ----------------
  $0.20-0.20         163,110                 2.4                 $ 0.20              163,110             $ 0.20
   1.52-2.28          11,395                 1.6                   1.69               11,395               1.69
   2.69-3.88          43,624                 4.0                   3.08               39,059               3.06
   4.19-6.25       2,187,686                 7.7                   5.23            1,225,074               5.17
   6.31-9.38         123,291                 7.9                   7.87               55,598               7.67
  9.63-14.24         633,829                 8.8                  10.99              197,574              11.14
 15.34-21.51         300,818                 6.2                  16.80              300,818              16.80
 29.89-29.89          23,709                 4.5                  29.89               23,709              29.89
                   ---------                                                       ---------
 $0.20-29.89       3,487,462                 7.5                 $ 7.26            2,016,337             $ 7.39
                   =========                                                       =========

                             TRIPATH IMAGING, INC.

  SFAS 123

     The Company has adopted the disclosure-only provisions of SFAS 123. In accordance with SFAS 123, the fair value of each option grant was determined by using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                        YEAR ENDED DECEMBER 31,
                                                  ------------------------------------
                                                     2001         2000         1999
                                                  ----------   ----------   ----------
Risk-free interest rate.........................       4.59%        6.37%        5.34%
Expected dividend yield.........................       0.00%        0.00%        0.00%
Expected lives..................................   48 months    48 months    48 months
Expected volatility.............................        1.02         0.90         0.75
Weighted-average fair value of grants...........  $     9.13   $     4.51   $     5.87

     Had compensation cost for the Company's stock options been determined based on the fair value at the date of grant consistent with the provisions of SFAS 123, the Company's pro forma net loss and net loss per share would have been as follows:

                                                        YEAR ENDED DECEMBER 31,
                                               ------------------------------------------
                                                   2001           2000           1999
                                               ------------   ------------   ------------
Net loss:
     As reported.............................  $(21,679,695)  $(17,369,456)  $(32,556,840)
     Pro forma...............................  $(24,889,266)  $(20,060,516)  $(38,274,434)
Net loss per common share (basic & diluted):
     As reported.............................  $      (0.61)  $      (0.60)  $      (1.17)
     Pro forma...............................  $      (0.70)  $      (0.69)  $      (1.38)

  Warrants

     On February 9, 1999, the Company completed a $14.5 million private equity transaction. In connection with the financing, the Company issued to a related party five year warrants to purchase 79,030 shares of common stock at an exercise price of $7.45 per share.

     On February 8, 2000, the Company closed a $7.0 million subordinated term loan with a syndicate of lenders to finance operations (Note 6). The Company issued warrants to the lenders to purchase 223,253 shares of common stock at a weighted-average exercise price of $4.70 per share. The warrants were exercisable upon issuance and expire in 2007. None of these warrants had been exercised as of December 31, 2001.

     On November 14, 2000, the Company completed a $43.0 million private equity transaction with Roche in terms of which Roche acquired, for an aggregate purchase price of $3.0 million, warrants to purchase 5.0 million shares of common stock at a weighted exercise price of $11.50 per share. The warrants were immediately exercisable and expire in 2003. None of these warrants had been exercised by December 31, 2001.

     As of December 31, 2001, there were 5,302,283 warrants outstanding with a weighted-average exercise price of $11.15. These warrants expire at various dates through 2007.

                             TRIPATH IMAGING, INC.

  Common Stock Reserved for Future Issuance

     At December 31, 2001, the Company has reserved authorized shares of Common Stock for future issuance as follows:

                                                              DECEMBER 31,
                                                                  2001
                                                              ------------
Outstanding stock options...................................    3,487,462
Possible future issuance under equity incentive plans.......      224,774
Possible future issuance under Employee Stock Purchase
  Plan......................................................    1,000,000
Common stock warrants.......................................    5,302,283
                                                               ----------
Total shares reserved.......................................   10,014,519
                                                               ==========

  Deferred Compensation

     The Company recorded deferred compensation for the difference between the exercise price and the deemed fair value of the Company's common stock option and restricted stock grants. The amount is being amortized over the vesting period of the individual options, generally 48 months. Amortization of deferred compensation amounted to $89,140, $668,268 and $814,140 during 2001, 2000 and 1999, respectively. In 2000, the Company adjusted the deferred compensation amount by $22,237 to reflect the cancellation, accelerated vesting and non-forfeiture of options granted to terminated employees.

9. TRANSACTION, INTEGRATION AND RESTRUCTURING COSTS

     In connection with the Merger with NeoPath on September 30, 1999, certain expenses of the transaction, costs to integrate the two organizations, and expenses associated with the restructuring of the Company's business have been accrued and recorded as an expense. The following table presents the components of the expense:

                                                              PAYMENTS
                                                 ----------------------------------    BALANCE
                                 TOTAL EXPENSE      1999         2000        2001     REMAINING
                                 -------------   ----------   ----------   --------   ---------
Cash expenses:
  Transaction and professional
     fees......................   $2,554,314     $1,296,694   $1,257,620   $     --     $ --
  Personnel separation costs...    1,098,540        443,987      448,785    205,768       --
  Other costs..................      553,000        428,822      124,178         --       --
                                  ----------     ----------   ----------   --------     ----
                                   4,205,854     $2,169,503   $1,830,583   $205,768     $ --
                                  ==========     ==========   ==========   ========     ====
Non-cash expenses:
  Write-off of assets..........    4,239,489
                                  ----------
Total expenses.................   $8,445,343
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

                             TRIPATH IMAGING, INC.

10. OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

  Description of Products and Services by Segment

     TriPath currently operates in two business segments: Commercial Operations and Tripath Oncology (see Note 1).

  Measurement of Segment Profit or Loss and Segment Assets

     The Company evaluates performance and allocates resources based on operating profit or loss. The accounting policies of the reportable segments are the same as those described under the summary of significant accounting policies (see note 2 above). Inter-segment transfers are recorded at cost.

  Factors Management Used to Identify the Company's Reportable Segments

     The Company's reportable segments are business units that offer different products and services. The reportable segments are each managed separately because they develop and commercialize distinct products. The segments operate as separate entities.

  Results by Segment

     Results for the 1999 and 2000 financial years as reflected in the Consolidated Statements of Operations relate to the Commercial Operations segment only. The results, by segment, for 2001 follow:

                                                                   2001
                                               COMMERCIAL    TRIPATH ONCOLOGY
                                               OPERATIONS        JULY TO
                                               FULL YEAR         DECEMBER          TOTAL
                                              ------------   ----------------   ------------
Revenues....................................  $ 27,017,066     $        --      $ 27,017,066
Cost of revenues............................    12,946,717              --        12,946,717
                                              ------------     -----------      ------------
     Gross profit...........................    14,070,349              --        14,070,349
Operating expenses:
  Research and development..................     6,250,441         407,722         6,658,163
  Regulatory................................     1,875,683              --         1,875,683
  Sales and markting........................    18,113,324         220,036        18,333,360
  General and administrative................     9,214,766         672,626         9,887,392
                                              ------------     -----------      ------------
                                                 35,454,21       1,300,384        36,754,598
                                              ------------     -----------      ------------
Operating loss..............................  $(21,383,865)    $(1,300,384)     $(22,684,249)
                                              ============     ===========      ============

     All revenues were from external customers. There were no inter-segment revenues. Sales to external customers of the Commercial Operations segment includes the following for the year ended December 31, 2001:

                                                              (IN THOUSANDS)
Instruments.................................................     $10,236
Reagents....................................................      13,613
Other.......................................................       3,168
                                                                 -------
          Total revenues....................................     $27,017
                                                                 =======

     Only the Commercial Operations segment had depreciation and amortization expense for the 2001 financial year, which amounted to $3.9 million. The Tripath Oncology segment received $6.2 million in deferred R&D funding from BD, which is being amortized against such expenses over thirty months on a straight-line basis. In 2001, $1.0 million of amortization was recorded against R&D expense. The Tripath

                             TRIPATH IMAGING, INC.

Oncology segment had total assets of $4.1 million as of December 31, 2001 and the Commercial Operations segment total assets of $92.6 million.

  Geographic Area Data

     Through September 30, 2000, Commercial Operation's domestic revenues were generated primarily through the Company's direct sales activities. In October 2000, the Company commenced with the planned expansion of its field sales forces, which included the contracting of an outside sales organization. International revenues continue to be derived primarily through distributors. International revenues accounted for 23%, 32% and 29% of total revenues during 2001, 2000 and 1999, respectively. The Company's largest customer accounted for 11% of total revenue in 2001 and 20% of total revenue in 2000. In 1999 the Company's four largest customers accounted for 50% of total revenues.

11. RELATED PARTY TRANSACTIONS

     The Company has a temporary arrangement with BD, a shareholder of the Company, for leasing a portion of BD's facility in Research Triangle Park, North Carolina ("RTP"). Total rent paid to BD amounted to $5,087 during 2001. This arrangement will end during 2002 after TriPath Oncology space in the RTP area is completed sometime in mid-2002.

     Included in Notes Receivable is a loan of $25,000 made to an Officer of the Company.

12. EMPLOYEE BENEFITS

     The Company maintains qualified 401(k) Retirement Plans covering substantially all employees that provide for voluntary salary deferral contributions. Total expense for the plans, including employer contributions, amounted to $263,134, $248,671 and $108,897 during 2001, 2000 and 1999, respectively.

     The Company, beginning January 1, 2002, first offered to employees a qualified Employee Stock Purchase Plan covering substantially all employees that provide for voluntary salary deferral contributions for the purchase of Company stock subject to the provisions of the Plan. There was no expense associated with this plan recorded in 2001.

13. CONTINGENCIES

     In the ordinary course of business, the Company is the subject of, or party to, various pending or threatened claims and litigation. In the opinion of management, settlement of such claims and litigation will not have a material effect on the Company's operations or financial position.

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                    2001                       MARCH 31       JUNE 30     SEPTEMBER 30   DECEMBER 31
                    ----                      -----------   -----------   ------------   -----------
Revenues....................................  $ 9,287,343   $ 6,152,580   $ 5,250,448    $ 6,326,695
     Gross profit...........................    4,734,114     3,016,334     3,045,405      3,274,496
     Net loss...............................   (3,203,249)   (4,160,233)   (7,493,881)    (6,822,332)
Net loss per common share (basic &
  diluted)..................................  $     (0.09)  $     (0.12)  $     (0.21)   $     (0.18)

                    2000                       MARCH 31       JUNE 30     SEPTEMBER 30   DECEMBER 31
                    ----                      -----------   -----------   ------------   -----------
Revenues....................................  $ 7,446,816   $ 8,100,608   $ 8,092,645    $ 9,011,680
     Gross profit...........................    3,734,089     3,872,455     4,437,468      4,601,489
     Net loss...............................   (2,765,114)   (5,085,310)   (2,865,950)    (6,653,082)
Net loss per common share (basic &
  diluted)..................................  $     (0.10)  $     (0.18)  $     (0.10)   $     (0.21)