Form 10-Q
period 2002-03-31
TRIPATH IMAGING INC
filed 2002-05-14
CIK 1041426

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from           to
                                                ---------    --------

                         Commission file number 0-22885



                             TRIPATH IMAGING, INC.
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at May 10, 2002
----------------------------                 ---------------------------
Common Stock, $.01 par value                         37,454,684

                             TRIPATH IMAGING, INC.

                               TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)................................................2

    Condensed consolidated balance sheets
           As of March 31, 2002 and December 31, 2001..........................................................2

    Condensed consolidated statements of operations
           For the three months ended March 31, 2002 and 2001..................................................3

    Condensed consolidated statements of cash flows
           For the three months ended March 31, 2002 and 2001..................................................4

    Notes to unaudited condensed consolidated financial statements.............................................5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.................9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........................................18

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings....................................................................................19

Item 6.  Exhibits and Reports on Form 8-K.....................................................................19

Signatures....................................................................................................20

                         PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

                             TRIPATH IMAGING, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                      ($ 000'S, EXCEPT PER SHARE AMOUNTS)


                                                                                           MARCH 31,            DECEMBER 31,
                                                                                             2002                  2001
                                                                                           ---------------------------------

ASSETS
Current assets:
    Cash and cash equivalents                                                              $  46,427             $  53,477
    Short-term investments                                                                     1,498                 2,499
    Accounts receivable, net                                                                   9,313                 9,581
    Inventory, net                                                                            10,169                10,718
    Other current assets                                                                         666                 1,079
                                                                                           -------------------------------
       Total current assets                                                                   68,073                77,354

Customer-use assets, net                                                                       6,678                 6,089
Property and equipment, net                                                                    2,856                 2,362
Other assets                                                                                   1,247                   916
Intangible assets                                                                              9,860                10,027
                                                                                           -------------------------------
       Total assets                                                                        $  88,714             $  96,748
                                                                                           ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                       $   2,691             $   4,411
    Accrued expenses                                                                           4,000                 4,116
    Deferred revenue and customer deposits                                                       712                   730
    Deferred research and development funding                                                  2,479                 2,479
    Current portion of long-term debt                                                          3,004                 2,720
    Other current liabilities                                                                  1,849                    --
                                                                                           -------------------------------
       Total current liabilities                                                              14,735                14,456

Long-term debt, less current portion                                                              83                   790
Other long-term liabilities                                                                    2,066                 4,210

Stockholders' equity:
    Common stock, $0.01 par value; 49,000,000 shares authorized; 37,432,896 and
       37,304,738 shares issued and outstanding at March 31, 2002 and
       December 31, 2001, respectively                                                           374                   373
    Additional paid-in capital                                                               283,375               283,396
    Accumulated other comprehensive loss                                                         (58)                  (59)
    Deferred compensation                                                                       (142)                   --
    Accumulated deficit                                                                     (211,719)             (206,418)
                                                                                           -------------------------------
       Total stockholders' equity                                                             71,830                77,292
                                                                                           -------------------------------
       Total liabilities and stockholders' equity                                          $  88,714             $  96,748
                                                                                           ===============================

See accompanying notes to condensed consolidated financial statements

                             TRIPATH IMAGING, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                      ($ 000'S, EXCEPT PER SHARE AMOUNTS)


                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                       2002            2001
                                                    ------------------------

Revenues                                            $    7,563    $    9,287
Cost of revenues                                         3,206         4,553
                                                    ------------------------
     Gross profit                                        4,357         4,734

Operating expenses:
   Research and development                              1,550         1,707
   Regulatory                                              461           502
   Sales and marketing                                   5,329         3,520
   General and administrative                            2,481         2,487
                                                    ------------------------
                                                         9,821         8,216
                                                    ------------------------
Operating loss                                          (5,464)       (3,482)
Interest income                                            344           750
Interest expense, including amortization
   of non-cash debt issuance costs under
   term loan agreement                                    (181)         (471)
                                                    ------------------------
Net loss                                            $   (5,301)   $   (3,203)
                                                    ========================

Net loss per common share (basic and
   diluted)                                         $    (0.14)   $    (0.09)
                                                    ========================

Weighted-average common
 Shares outstanding                                 37,414,907    34,174,716
                                                    ========================

See accompanying notes to condensed consolidated financial statements.

                             TRIPATH IMAGING, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                      ($ 000'S, EXCEPT PER SHARE AMOUNTS)


                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                   2002                 2001
                                                                 -----------------------------

OPERATING ACTIVITIES
Net loss                                                         $ (5,301)            $ (3,203)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization                                       972                1,476
  Non-cash interest expense                                            56                  199
  Gain on disposal of fixed asset                                      --                   (9)
  Amortization of deferred research and development                  (620)                  --
  Other non-cash items                                                324                  925
Change in operating assets and liabilities:
    Accounts receivable                                               (64)               1,351
    Inventory                                                        (650)                 343
    Accounts payable and other current liabilities                 (1,825)              (2,388)
    Other                                                             394               (1,638)
                                                                 -----------------------------
Net cash used in operating activities                              (6,714)              (2,944)

INVESTING ACTIVITIES
   Purchases of property and equipment                               (688)                 (65)
   Disposals of property and equipment                                 --                    9
   Maturities of short-term investments                             1,000                   --
   Other                                                               --                  136
                                                                 -----------------------------
Net cash provided by investing activities                             312                   80

FINANCING ACTIVITIES
   Proceeds from exercise of stock options                            179                  283
   Payments on long-term debt                                        (829)                (850)
   Other                                                               --                  (12)
                                                                 -----------------------------
Net cash used in financing activities                                (650)                (579)

Effect of exchange rate changes on cash                                 2                  (70)
                                                                 -----------------------------
Net decrease in cash and cash equivalents                          (7,050)              (3,513)
Cash and cash equivalents at beginning of period                   53,477               54,340
                                                                 -----------------------------
Cash and cash equivalents at end of period                       $ 46,427             $ 50,827
                                                                 =============================

See accompanying notes to condensed consolidated financial statements.

                             TRIPATH IMAGING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                      ($ 000'S, EXCEPT PER SHARE AMOUNTS)
                                 MARCH 31, 2002


1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by TriPath Imaging, Inc. in accordance with generally accepted accounting principles for interim financial information and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future periods. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with our audited consolidated financial statements and notes, included in our Annual Report on Form 10-K (File No. 0-22885) for the year ended December 31, 2001.

2.       INVENTORY

Inventory consists of the following:


                           MARCH 31,        DECEMBER 31,
                            2002               2001
                           -----------------------------

Raw materials              $ 7,120            $ 7,442
Work in process                542                275
Finished goods               2,507              3,001
                           --------------------------
                           $10,169            $10,718
                           ==========================

For the three months ended March 31, 2002 and 2001, reclassifications of $1,124 and $1,768, respectively, occurred between customer-use assets, property and equipment, and inventory.

3.       NET LOSS PER SHARE OF COMMON STOCK

Per share information is based upon the weighted-average number of shares of common stock outstanding during the period. We incurred losses during all periods presented. As a result, options and warrants were not used to compute diluted loss per share since the effect would be anti-dilutive. Accordingly, there is no difference between basic and diluted loss per share in the periods presented.

                             TRIPATH IMAGING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                      ($ 000'S, EXCEPT PER SHARE AMOUNTS)


4.       LONG-TERM DEBT

Included in current and long-term debt are the remaining outstanding balances on a $7,000 subordinated term loan, which we obtained from a syndicate of lenders in February 2000 to finance operations. As of March 31, 2002, the balance outstanding was $2,900, including a current portion of $2,800 and a long-term portion of $58. The loan, which is collateralized by substantially all of our assets, accrues interest at a rate equal to the U.S. Treasury Note plus 8%. Accrued interest was due monthly for the first six months of each draw, at which time the outstanding principal balance became payable over a thirty-month term. In connection with this term loan, we issued to the lenders warrants to purchase 223,253 shares of our common stock. Using a Black-Scholes pricing model, the warrants were valued upon issuance at $675, which represented non-cash debt issuance costs. These warrants, which expire in 2007, were recorded as additional paid-in capital and the resulting debt issuance costs are being amortized on a straight-line basis to interest expense over the three-year term of the loan. These warrants have a weighted average exercise price of $4.70 and were exercisable upon issuance.

5.       LINE OF CREDIT

In February 2000, we obtained a $5,000 working capital facility with a bank. The outstanding balance is limited to an amount equal to 80% of eligible accounts receivable. The line commitment was renewed for an additional one-year term in January 2002. At March 31, 2002, there was no outstanding balance on the line of credit. The line bears interest at the bank's prime rate plus 1/2% and is collateralized by substantially all of our assets. The line of credit carries customary covenants, including the maintenance of a minimum modified quick ratio, minimum tangible net worth and other requirements.

6.       OTHER LIABILITIES

We have recorded a short-term contingent liability of $1,800 in accordance with the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies", on the basis that the likelihood of a future event occurring is probable and reasonably estimable. This contingency relates to our obligation to pay a third party an amount based on the difference between the market price of our common stock on a specified date in the future and a predetermined target price. An amount of $1,500, attributable to this contingent liability, was accrued under other long-term liabilities at December 31, 2001.

We entered into a series of agreements with Becton Dickinson and Company ("BD") on July 31, 2001, to develop and commercialize molecular diagnostics and pharmacogenomic tests for cancer as part of the ongoing strategic alliance between BD and Millennium Pharmaceuticals, Inc. ("Millennium"), and have accounted for the transaction in accordance with the provisions of SFAS No. 68, "Research and Development Arrangements." In connection with the transaction, we recorded $6,200 in deferred research and development ("R&D") funding, which will be amortized against such expenses over thirty months on a straight line basis. During the three months ended March 31, 2002, $620 of amortization was recorded against R&D expense. Included in current and other long-term liabilities are the unamortized balances of $2,500 and $2,100, respectively.

                             TRIPATH IMAGING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                      ($ 000'S, EXCEPT PER SHARE AMOUNTS)


7.       OPERATIONS BY INDUSTRY SEGMENT

Description of Products and Services by Segment

We develop, manufacture and market products to improve cancer screening. We currently operate in two business segments: Commercial Operations, which centers its efforts on cervical cancer screening, and TriPath Oncology, which is focused on the development of molecular diagnostic and pharmacogenomic tests for malignant melanoma and cancers of the cervix, breast, ovary, colon, and prostate.

Results by Segment

Results of operations for the three months ended March 31, 2001 as reflected in the Condensed Consolidated Statements of Operations relate to the Commercial Operations segment only. TriPath Oncology began operations on July 31, 2001. The results, by segment, for the three months ended March 31, 2002, are as follows:


                                                 THREE MONTHS ENDED MARCH 31, 2002
                                         COMMERCIAL          TRIPATH
                                         OPERATIONS          ONCOLOGY              TOTAL
                                         ------------------------------------------------

Revenues                                  $ 7,563             $    --             $ 7,563
Cost of revenues                            3,206                  --               3,206
                                         ------------------------------------------------
     Gross profit                           4,357                  --               4,357

Operating expenses:
   Research and development                   623                 927               1,550
   Regulatory                                 338                 123                 461
   Sales and marketing                      5,155                 174               5,329
   General and administrative               1,226               1,255               2,481
                                         ------------------------------------------------
      Total operating expenses              7,342               2,479               9,821
                                         ------------------------------------------------
Operating loss                            $(2,985)            $(2,479)            $(5,464)
                                         ================================================

                             TRIPATH IMAGING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                      ($ 000'S, EXCEPT PER SHARE AMOUNTS)


All revenues were generated from external customers. There were no inter-segment revenues. Sales to external customers in the Commercial Operations segment for the three months ended March 31, 2002 include the following:

Instruments              $1,419
Reagents                  5,038
Other                     1,106
                         ------
  Total revenues         $7,563
                         ======

Depreciation and amortization expense for the three months ended March 31, 2002 amounted to $960 for the Commercial Operations segment and $12 for the TriPath Oncology segment. The TriPath Oncology segment also amortized $620 of deferred R&D funding against R&D expenses.

As of March 31, 2002, the TriPath Oncology segment had total assets of $892 and the Commercial Operations segment total assets of $87,822.

8.       RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. As required, we will adopt SFAS No. 142 in fiscal year 2002. While we have not yet completed our evaluation of SFAS
No. 142, we do not anticipate any significant impact from its adoption. We expect to complete our analysis during the second quarter of 2002.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires an entity to record a liability for an obligation associated with the retirement of an asset at the time that the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset. The standard is effective for us beginning January 1, 2003. We do not expect the adoption of SFAS No. 143 to have a material impact on our results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 144 removes goodwill from its scope, thus eliminating the SFAS 121 requirement to allocate goodwill to long-lived assets to be tested for impairment. The accounting for goodwill is now subject to SFAS 141 and SFAS 142. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001, and have been adopted by the Company, as required, in fiscal year 2002. There has been no significant impact from the adoption of SFAS No. 144 on our financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Trademarks

AutoCyte(R), AutoCyte Quic(R), AutoPap(R), CytoRich(R), ImageTiter(R), NeoPath(R), PAPMAP(R), and PREPAP(R) are registered trademarks of TriPath Imaging, Inc. TriPath Imaging(TM), TriPath Care Technologies(TM), i3 Series(TM), FocalPoint(TM), PrepMATE(TM) PrepStain(TM), Slide-Wizard(TM), SurePath(TM), and AutoCyte PREP(TM) are trademarks of, TriPath Imaging, Inc. All other products and company names are trademarks of their respective holders.

This report on Form 10-Q contains forward-looking statements based on our current plans and expectations of our management. Important information about the bases for these plans and expectations and certain factors that may cause our actual results to differ materially from these statements are contained below and in "Certain Factors Which May Affect Future Operations and Results" beginning on page 17.

The following discussion of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

COMMERCIAL OPERATIONS

During 2002, we adopted the trademark TriPath Care Technologies to describe our commercial product offerings and to communicate the broad nature of our corporate vision and the value created by our growing product portfolio, including the "i3" series and SlideWizard product lines.

To further refine our market positioning and to enhance brand awareness among our customers, we have re-branded our cervical cancer screening products under the "i3" product line. Our "i3" series product line for screening for cervical cancer is the first integrated system for the collection, preparation, staining and computerized analysis of conventional Pap smears and liquid-based, thin-layer preparations. Our "i3" product line includes the:

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

PrepStain

We generate PrepStain revenue from either the sale, rental or lease of PrepStain systems and from the sale of the related SurePath and PrepStain test kits, comprised of proprietary reagents and other disposables. Additionally, we generate revenue from service contracts on the PrepStain systems. For system sales, customers purchase the PrepStain instrument and make separate purchases of SurePath and PrepStain test kits. We recognize revenue on sales of the PrepStain system at the time the instrument is installed and accepted at the customer site. For system rentals, we place PrepStain systems at the customer's site free of charge and the customer is obligated to purchase SurePath and PrepStain test kits for a fixed term, typically three or four years. Under these transactions, there is no revenue recognized on the PrepStain system hardware. For system leases, we offer two alternatives. The first alternative involves a lease arrangement directly through us for the PrepStain instrument and related hardware. These leases require monthly payments for the equipment and are typically for 36 or 48-month terms. The customer purchases the PrepStain reagents and disposables that run on the instruments separately from the lease on an as-needed basis. Under these transactions, there is no revenue recognized on the PrepStain system hardware. The second alternative is known as our IPO program, under which PrepStain systems are purchased by a third party financial institution and are placed at the customer's site free of charge. The customer then purchases the PrepStain reagents at a price that is sufficient to repay the financial institution for the cost of the PrepStain instrument and to provide us with an acceptable profit on the reagents and disposables. Under the IPO program, we record revenue for the instrument sale at the time the instrument is installed and accepted at the customer site. Since 2001, our strategy has been to emphasize system leases versus the IPO program for the instruments placed with customers in an effort to permit us to retain a greater percentage of the ongoing, higher margin PrepStain reagent revenue stream. Regardless of whether PrepStain systems are sold, rented or leased, however, each system placed typically provides a recurring revenue stream as customers process our SurePath test kits.

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

We market our cervical screening products to domestic and foreign clinical laboratories through direct sales activities in the United States and primarily through distributors in international markets. In the fourth quarter of 2000, we significantly expanded our marketing and sales activities to accelerate the commercialization of our products. We hired additional laboratory sales representatives to increase contact potential for the laboratory customer marketplace. Through an alliance with Nelson Professional Sales ("NPS") begun in late 2000, we engaged the physician market directly for the first time by adding physician directed representatives, on a contract basis, to augment our direct sales efforts. The NPS relationship allowed us to quickly establish a selling presence external to the laboratory, and has served us well. In April 2002, we terminated the agreement with NPS. Simultaneously, we extended offers of employment to the physician representatives and created a direct physician sales force of forty-one employees as a critical element of our commitment to grow our Commercial Operations business. To further educate and reinforce the benefits of our cervical cancer screening products, we initiated a partnership in 2001 with a third party physician/peer selling organization that will continue into 2002. In addition, we entered into an agreement with a third-party financial institution to support the placement of PrepStain systems that are leased under our Integrated Purchase Option, or "IPO" program, and FocalPoint fee-per-use systems to help maximize the number of instruments placed with customers and thereby increase our ongoing, higher margin PrepStain reagent and fee-per-use revenue streams. As a result of these efforts, we anticipate that manufacturing and marketing expenses will increase to the extent that market acceptance of our products increases.

TRIPATH ONCOLOGY BUSINESS

Our TriPath Oncology business focuses on developing and commercializing molecular diagnostic and pharmacogenomic tests for a variety of cancers. On July 31, 2001, we entered into a series of agreements with BD to develop and commercialize molecular diagnostic and pharmacogenomic tests for malignant melanoma and cancers of the cervix, breast, ovary, colon and prostate as part of the ongoing strategic alliance between BD and Millennium.

The goal of our molecular oncology program is to utilize discoveries in genomics and proteomics research to develop and commercialize diagnostic and pharmacogenomic tests to improve the clinical management of cancer. Specifically, we have active programs in development designed to identify individuals with cancer at the earliest possible stage of the disease, provide individualized predictive and prognostic information, guide treatment selection for patients with cancer, and predict disease recurrence. The core products and services we are developing through our collaboration with BD will be based upon genomic and proteomic markers identified through discovery research, conducted by Millennium under its existing research and development agreement with BD. TriPath Oncology will clinically validate and develop these proprietary cancer markers into commercial diagnostic and pharmacogenomic oncology products and services. Commercial responsibilities for resulting products will be shared between BD and TriPath Oncology. BD will continue to fund additional discovery research activities at Millennium.

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



CRITICAL ACCOUNTING POLICIES

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, we identified our most critical accounting policies and estimates upon which our financial status depends as those relating to revenue recognition, allowance for doubtful accounts receivable, inventory and valuation of long-lived and other intangible assets. We reviewed our policies and determined that those policies remain our most critical accounting policies for the quarter ended March 31, 2002. We did not make any changes in those policies during the quarter.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

Revenue - Revenues for the first quarter of 2002 were $7.6 million, representing a decrease of 18.6% compared to revenues of $9.3 million in the first quarter of 2001. The net decrease was primarily due to a decrease in sales of instruments during the first quarter of 2002 as compared to the first quarter of 2001 by $3.9 million. Worldwide sales of FocalPoint systems decreased by almost $3.0 million between the comparable quarters, $1.9 million domestically and $1.1 million internationally. Other revenues, consisting primarily of service on system placements, non-instrument related SlideWizard sales and freight, increased approximately $330,000, mostly attributable to freight and various international consumable products.

We believe that the decline in FocalPoint related revenue can be attributed to several factors. First, we believe that much of the decline resulted from the ongoing U.S. market shift toward liquid-based Pap smear testing, since the FocalPoint was not FDA approved to screen SurePath thin-layer slides until the fourth quarter of 2001 and, therefore, could only be used for the screening of conventional Pap smears in the U.S. for most of the year. The decline in the number of tests performed on the FocalPoint corresponded with the general decline in conventional Pap smear testing in the U.S. in 2001. Since receiving FDA approval in October of 2001 to screen SurePath thin-layer slides on the FocalPoint, we have leveraged our combined product to drive sales of reagents and disposables. We expect to realize the results from our combined product in 2002 and beyond. Second, FocalPoint revenues declined due to the completion of our arrangement with Quest Diagnostics which signed an exclusive agreement for liquid based thin-layer testing products with a competitor in 2000. Third, as we awaited FDA approval of our combined product, we shifted our sales efforts to focus on our higher margin reagent and disposable business.

Worldwide sales of our PrepStain system declined by $1.0 million between comparable quarters as we focused on the placement of new PrepStain instruments under reagent rental arrangements and in-house lease arrangements during the first quarter of 2002, rather than IPO third party leasing programs which historically had been the financing mechanism utilized by the majority of our customers. Most of this decline was in the domestic market. In the short term, this resulted in reduced revenues recorded from up-front capital equipment sales associated with the IPO program. Sales of SlideWizard instrumentation increased by about $100,000 between the comparable quarters.

Partially offsetting the decrease in capital equipment sales was an increase of $1.9 million in reagent sales and other revenue recorded under usage arrangements. Sales of our SurePath and PrepStain reagents increased $2.8 million compared to the first quarter of 2001. Domestically, sales of these products increased $1.9 million, or 133.7% while internationally, the increase was about $900,000, or 166.1%.

We believe that this increase in reagent sales can be attributed to several factors. First, we expanded our sales and marketing team to approximately 110 sales and marketing professionals, including 40 who were contracted through NPS to provide detail selling to ordering physicians. Second, we revised our sales incentive programs to promote reagent sales. Third, we sought to build a "franchise" among academic centers of excellence and successfully added high profile, opinion leaders to our customer list. Fourth, we actively encouraged the presentation and publication in referenced journals of independent investigators' experience with our SurePath and PrepStain products. In excess of 40 papers were published or presented at international and national meetings regarding the performance of our products. Fifth, we directed our sales organization to target laboratories whose increased test volumes provide greater opportunity for repeat reagent sales. Sixth, as mentioned above, we focused on the placement of new PrepStain instruments under reagent rental arrangements and in-house lease arrangements rather than IPO third party leasing programs. In the short term, this resulted in reduced revenue recorded from upfront capital equipment sales associated with the IPO program but added to our revenue on the reagent side of the business. Finally, we received FDA approval for the PrepMate accessory to our PrepStain system in May 2001 and for FocalPoint screening of SurePath thin-layer slides in October 2001. We also announced receipt of a Medical Device License in Canada to market both our PrepStain System and the PrepMate accessory. Revenues recorded under fee-per-use arrangements related to our FocalPoint system decreased by $900,000, or 76.3% consistent with the factors discussed above.

Gross Margin - Gross margin for the first quarter of 2002 was 57.6%, an increase from 51.0% in the comparable period of 2001. The increase was primarily attributable to a greater portion of revenues consisting of higher margin PrepStain and SurePath sales than the corresponding quarter in 2001.

Research and Development - Research and development expenses include salaries and benefits of scientific and engineering personnel, testing equipment, relevant consulting and professional services, components for prototypes and certain facility costs. Research and development expenses for the first quarter of 2002 were $1.5 million, a 9.2% decrease from $1.7 million in the first quarter of 2001. This decrease was primarily attributable to reduced professional fees between comparable quarters.

Regulatory - Regulatory expenses include salaries and benefits of regulatory and quality personnel, costs related to clinical studies and submissions to the FDA, and relevant consulting services. Regulatory expenses for the first quarter of 2002 were $462,000, an 8.1% decrease from $502,000 in the first quarter of 2001. This decrease was primarily attributable to reduced clinical affairs expenditures.

Sales and Marketing - Sales and marketing expenses include salaries and benefits of sales, marketing, sales support and service personnel, and their related expenses. In addition, non-personnel-related expenses related to marketing our products are also included in sales and marketing expenses. Sales and marketing expenses for the first quarter of 2002 were $5.3 million, a 51.4% increase from $3.5 million in the first quarter of 2001. This increase is primarily due to the efforts we have undertaken to significantly expand our sales and marketing capabilities. We increased our sales and marketing staff to more than 110 people by March 31, 2002.

General and Administrative - General and administrative expenses include salaries and benefits for administrative personnel, legal and other professional fees and certain facility costs. General and administrative expenses for the first quarter of 2002 were $2.5 million, which is the same amount as in the first quarter of 2001.

Interest Income and Expense - Interest income for the first quarter of 2002 was $344,000, a 54.1% decrease from $750,000 during the first quarter of 2001. This was primarily attributable to steadily declining short-term interest rates during 2001. Interest expense also decreased 61.6% from $471,000 in the first quarter of 2001 to $181,000 in the first quarter of 2002. This decrease is due to a lower balance of outstanding debt in the first quarter of 2002 as compared to the first quarter of 2001 and to reduced amortization of deferred debt issuance costs. In connection with the $7.0 million term loan obtained in the first quarter of 2000, we issued warrants to acquire 223,253 shares of common stock at a weighted-average exercise price of $4.70 per share as a commitment fee. The value of the warrants was recorded as debt issuance costs and additional paid in capital and is being amortized to interest expense over the term of the debt. We recognized $56,000 of this commitment fee as a non-cash charge to interest expense in the first quarter of 2002.

RECENTLY ISSUED ACCOUNTING STANDARDS

In accordance with recently issued accounting pronouncements, we will be required to comply with certain changes in accounting rules and regulations. See Note 8 to the unaudited, consolidated, condensed financial statements included herein.

LIQUIDITY AND CAPITAL RESOURCES

Since our formation, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of $211.7 million as of March 31, 2002. We have funded our operations primarily through the private placement and public sale of equity securities, debt facilities and product sales. We had cash, cash equivalents and short-term investments of $47.9 million at March 31, 2002 compared with $56.0 million at December 31, 2001.

Cash used in operating activities was $6.7 million during the three months ended March 31, 2002 compared with $2.9 million during the corresponding period of 2001. Negative operating cash flow during both periods was caused primarily by operating losses. Capital expenditures were $688,000 during the three months ended March 31, 2002 and $65,000 during the corresponding period of 2001. We have no material commitments for capital expenditures.

During 2000 and 2001, the declining interest rates in the U.S. impacted amounts earned on our invested funds. Short-term interest rates are at, or near, historical lows. Average yields on invested funds have fallen between 450 and 500 basis points, on average. This is contrary to the fixed-rate nature of our borrowings and other term debt. If this interest rate environment continues, there will be a net negative impact on our cash relative to net interest income.

We had $1.5 million of short-term investments at March 31, 2002. The investments are part of a managed portfolio of excess cash we have to invest. Our short-term investments have a maturity of more than three months, but less than one year when purchased and are stated at cost, which approximates market value. Management intends to hold these investments to maturity.

We have recorded a short-term contingent liability of $1.8 million in accordance with the provisions of SFAS No. 5, "Accounting for Contingencies", on the basis that the likelihood of a future event occurring is probable and reasonably estimable. This contingency relates to our obligation to pay a third party an amount based on the difference between the market price of our common stock on a specified date in the future and a predetermined target price. An amount of $1.5 million, attributable to this contingent liability, was accrued under other long-term liabilities at December 31, 2001.

On July 31, 2001, we completed a private placement of securities with BD under Regulation D of the Securities Act pursuant to which BD acquired 2,500,000 shares of our common stock for $10.00 per share. The transaction with BD provided us with an additional $25.0 million in cash. Additionally, a wholly-owned subsidiary of Millennium simultaneously acquired 400,000 shares of our common stock in consideration of entering into a research license with us. We also paid $1.0 million in connection with other aspects of the transaction.

In connection with our collaboration with BD, we assumed the operations of BD Gene, BD's research and development endeavor in the molecular diagnostics arena. The products developed by TriPath Oncology will be based upon the genomic discovery research, conducted by Millennium under its existing research and development agreement with BD. TriPath Oncology and BD will clinically validate and develop proprietary markers provided by Millennium, under its agreement with BD, into commercial diagnostic and pharmacogenomic products and services. Commercial responsibilities for resulting products will be shared between BD and TriPath Oncology. TriPath Oncology is not expected to generate any significant revenue until 2004. Consequently, this segment of our business will incur expenses in excess of revenue generated. It is anticipated that by the latter half of 2002, TriPath Oncology will incrementally incur approximately $1.0 million of expense per month.

On February 8, 2000, we entered into a $7.0 million subordinated term loan with a syndicate of lenders to finance operations. We drew $5.3 million of this facility in February 2000 and the balance of $1.7 million in March 2000. We have remaining amounts outstanding under this loan of approximately $2.9 million at March 31, 2002. This loan will be fully amortized and repaid during the first quarter of 2003. At the present time, we have no plans to replace that loan with a similar facility after it is repaid. (see Note 4).

In February 2002, we renewed a $5.0 million working capital facility with a bank. The outstanding balance is limited to an amount equal to 80% of eligible accounts receivable. The line commitment expired on January 31, 2002 and was renewed for an additional year until January 31, 2003. The line bears interest at the bank's prime rate plus 1/2% and is collateralized by substantially all of our assets. The line of credit carries customary covenants, including the maintenance of a minimum modified quick ratio and other requirements. We had no outstanding borrowings under this agreement at March 31, 2002 though the availability under the line of credit could provide additional funding if needed. We have no other long-term debt commitments and no off-balance sheet financing vehicles.

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


CERTAIN FACTORS WHICH MAY AFFECT FUTURE OPERATIONS AND RESULTS

This report on Form 10-Q contains forward-looking statements based on current expectations of our management. Generally, the forward-looking statements in this report use words like "expect," "believe," "continue," "anticipate," "estimate," "may," "will," "could," "opportunity," "future," "project," and similar expressions. Such statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The forward-looking statements include statements about our:

- projected timetables for the pre-clinical and clinical development of, regulatory submissions and approvals for, and market introduction of our products and services;

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

- anti-takeover provisions in our governing documents and under Delaware that may make an acquisition of us more difficult;

- competition and technological change that may make our potential products and technologies less attractive or obsolete;

-        failure to acquire technology and integrate complementary businesses;

- our ability to obtain reimbursement for our products and services from third-party payers; and

-        any loss or inability to hire and retain qualified personnel;

As a result of the foregoing and other factors, we may experience material fluctuations in our future operating results, which could materially affect our business, financial position, and stock price. These risks and uncertainties are discussed in more detail in Exhibit 99.1 "Factors Affecting Future Operating Results" to our Annual Report on Form 10-K for the year ended December 31, 2001, which is incorporated by reference into this report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not participate in derivative financial instruments, other financial instruments for which the fair value disclosure would be required under SFAS No. 107, or derivative commodity instruments. All of our investments are in short-term, investment-grade commercial paper, corporate bonds and U.S. Government and agency securities that are carried at cost on our books. Accordingly, we have no quantitative information concerning the market risk of participating in such investments.

Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. Our financial results and cash flows are subject to fluctuation due to changes in interest rates, primarily from our investment of available cash balances in highly rated institutions. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations under Liquidity and Capital Resources for further discussion of the impact of interest rates on our financial results.

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

On August 4, 2000, the Company and several other parties were named as defendants to a civil action commenced in the District Court of Tarrant County, Texas. The petition alleges that the defendants, including us, fraudulently induced the plaintiffs to retain their investment in NeoPath. A final judgment dismissing the claim with prejudice was entered on February 25, 2002 without any material liability to us.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         (a)      Exhibits

                  None.

         (b)      Reports on Form 8-K.

                  There were no reports on Form 8-K filed during the first quarter ended March 31, 2002.

                             TRIPATH IMAGING, INC.
                                   FORM 10-Q
                                 MARCH 31, 2002


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TRIPATH IMAGING, INC.


DATE:  May 14, 2002                 BY: /s/ James D. Everhart
                                       ----------------------------------------
                                       James D. Everhart
                                       Duly Authorized Officer and Treasurer