Form 10-Q
period 2002-06-30
TRIPATH IMAGING INC
filed 2002-08-14
CIK 1041426

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission file number 0-22885

TRIPATH IMAGING, INC.

(Exact name of registrant as specified in its charter)

Delaware	56-1995728

(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

780 Plantation Drive, Burlington, North Carolina	27215

(Address of principal executive offices)	(Zip Code)

(336) 222-9707

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2002

Common Stock, $.01 par value	37,479,595

TriPath Imaging, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

TriPath Imaging, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	June 30,	December 31,
	2002	2001

Assets
Current assets:
Cash and cash equivalents	$38,510	$53,477
Short-term investments	1,499	2,499
Accounts receivable, net	10,087	9,581
Inventory, net	10,608	10,718
Other current assets	949	1,079

Total current assets	61,653	77,354
Customer-use assets, net	6,901	6,089
Property and equipment, net	3,716	2,362
Other assets	1,099	916
Intangible assets	9,618	10,027

Total assets	$82,987	$96,748

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,763	$4,411
Accrued expenses	3,748	4,116
Deferred revenue and customer deposits	646	730
Deferred research and development funding	2,479	2,479
Current portion of long-term debt	2,293	2,720
Other current liabilities	2,094	—

Total current liabilities	15,023	14,456
Long-term debt, less current portion	21	790
Other long-term liabilities	1,446	4,210
Stockholders’ equity:
Common stock, $0.01 par value; 98,000,000 shares authorized; 37,454,684 and 37,304,738 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	375	373
Additional paid-in capital	283,430	283,396
Accumulated other comprehensive loss	(38)	(59)
Deferred compensation	(133)	—
Accumulated deficit	(217,137)	(206,418)

Total stockholders’ equity	66,497	77,292

Total liabilities and stockholders’ equity	$82,987	$96,748

See accompanying notes to condensed consolidated financial statements.

TriPath Imaging, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Sales	$9,132	$6,152	$16,695	$15,440
Cost of sales	3,792	3,164	7,039	7,752

Gross profit	5,340	2,988	9,656	7,688
Operating expenses:
Research and development	2,341	1,721	4,261	3,424
Regulatory	599	502	1,092	1,025
Sales and marketing	5,272	3,594	10,749	7,194
General and administrative	2,663	1,522	4,553	3,878

	10,875	7,339	20,655	15,521

Operating loss	(5,535)	(4,351)	(10,999)	(7,833)
Interest income	269	562	613	1,312
Interest expense, including amortization of non-cash debt issuance costs under term loan agreement	(152)	(371)	(333)	(842)

Net loss	$(5,418)	$(4,160)	$(10,719)	$(7,363)

Net loss per common share (basic and diluted)	$(0.14)	$(0.12)	$(0.29)	$(0.22)

Weighted-average common shares outstanding	37,455	34,255	37,422	34,222

See accompanying notes to condensed consolidated financial statements.

TriPath Imaging, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except per share amounts)

	Six months ended
	June 30,

	2002	2001

Operating activities
Net loss	$(10,719)	$(7,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,855	2,443
Non-cash interest expense	113	353
Gain on disposal of fixed asset	–	(9)
Amortization of deferred research and development	(1,240)	–
Other non-cash items	588	266
Change in operating assets and liabilities:
Accounts receivable	(663)	389
Inventory	(1,595)	(754)
Accounts payable and other current liabilities	(1,024)	(1,749)
Other	23	(1,151)

Net cash used in operating activities	(12,662)	(7,575)
Investing activities
Purchases of property and equipment	(1,902)	(318)
Disposals of property and equipment	–	9
Maturities of short-term investments	1,000	–
Other	–	136

Net cash used in investing activities	(902)	(173)
Financing activities
Proceeds from exercise of stock options	234	546
Payments on long-term debt	(1,658)	(1,661)
Other	–	(22)

Net cash used in financing activities	(1,424)	(1,137)
Effect of exchange rate changes on cash	21	(79)

Net decrease in cash and cash equivalents	(14,967)	(8,964)
Cash and cash equivalents at beginning of period	53,477	54,340

Cash and cash equivalents at end of period	$38,510	$45,376

See accompanying notes to condensed consolidated financial statements.

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except per share amounts)
June 30, 2002

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

Reclassifications

Certain amounts, specifically those attributable to our TriPath Oncology segment (see note 7), in the accompanying condensed consolidated financial statements have been reclassified to more accurately reflect research and development and general and administrative expenses. These reclassifications had no effect on current, or previously, reported net loss or stockholders’ equity.

2. Inventory

Inventory consists of the following:

	June 30,	December 31,
	2002	2001

Raw materials	$7,445	$7,442
Work in process	322	275
Finished goods	2,841	3,001

	$10,608	$10,718

Instruments	$9,444	$9,628
Reagents and consumables	1,164	1,090

	$10,608	$10,718

For the three months ended June 30, 2002 and 2001, reclassifications of $437 and $54, respectively, occurred between customer-use assets, property and equipment, and inventory. For the six months ended June 30, 2002 and 2001, such reclassifications were $1,561 and $1,714, respectively.

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except per share amounts)

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

4. Long-Term Debt

Included in current and long-term debt are the remaining outstanding balances on a $7,000 subordinated term loan, which we obtained from a syndicate of lenders in February 2000 to finance operations. As of June 30, 2002, the balance outstanding was $2,158, all classified as current. The loan, which is collateralized by substantially all of our assets, accrues interest at a rate equal to the U.S. Treasury Note plus 8%. Accrued interest was due monthly for the first six months of each draw, at which time the outstanding principal balance became payable over a thirty-month term. In connection with this term loan, we issued to the lenders warrants to purchase 223 shares of our common stock. Using a Black-Scholes pricing model, the warrants were valued upon issuance at $675, which represented non-cash debt issuance costs. These warrants, which expire in 2007, were recorded as additional paid-in capital and the resulting debt issuance costs are being amortized on a straight-line basis to interest expense over the three-year term of the loan. These warrants have a weighted average exercise price of $4.70 and were exercisable upon issuance.

5. Line of Credit

In February 2000, we obtained a $5,000 working capital facility with Silicon Valley Bank. The outstanding balance is limited to an amount equal to 80% of eligible accounts receivable. The line commitment was renewed for an additional one-year term in January 2002. At June 30, 2002, there was no outstanding balance on the line of credit. In August 2002, a letter of credit for $1,500 was issued against this line to secure operating lease financing in connection with certain facility related capital expenditures. The line bears interest at the bank’s prime rate plus 1/2% and is collateralized by substantially all of our assets. The line of credit carries customary covenants, including the maintenance of a minimum modified quick ratio, minimum tangible net worth and other requirements.

During August 2002, we obtained a $1,500 lease line of credit (“lease line”) from Bank of America. This lease line is secured by a letter of credit against our line of credit with Silicon Valley Bank discussed above. This lease line carries three-year lease terms for items acquired under it and financing charges based on three-year constant Treasury Maturities. The lease line will be used as an alternative source of capital to secure operating leases for assets, primarily equipment.

6. Other Liabilities

We have recorded a short-term contingent liability of $2,094 in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”, on the basis that the likelihood of a future event occurring is probable and reasonably estimable. This contingency relates to our obligation to pay a third party, who received 180,000 shares of our common stock in January 2001 under a settlement agreement, an amount in cash equal to the difference between the market price of our common stock on a specified

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except per share amounts)

date in January 2003 and a predetermined target price. The aggregate amount of such obligation will in no event exceed $2,880. An amount of $1,525, attributable to this contingent liability, was accrued under other long-term liabilities at December 31, 2001.

We entered into a series of agreements with Becton Dickinson and Company (“BD”) on July 31, 2001, to develop and commercialize molecular diagnostics and pharmacogenomic tests for cancer as part of the ongoing strategic alliance between BD and Millennium Pharmaceuticals, Inc. (“Millennium”). We have accounted for the transaction in accordance with the provisions of SFAS No. 68, “Research and Development Arrangements.” In connection with the transaction, we recorded $6,198 in deferred research and development (“R&D”) funding, which will be amortized against such expenses over thirty months on a straight line basis. During the three, and six, months ended June 30, 2002, $620, and $1,240, respectively, of amortization was recorded against R&D expense. Included in current and other long-term liabilities are the unamortized balances of $2,479 and $1,446, respectively.

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

Results by Segment

Results of operations for the three, and six, months ended June 30, 2001 as reflected in the Condensed Consolidated Statements of Operations relate to the Commercial Operations segment only. TriPath Oncology began operations on July 31, 2001. The results, by segment, for the three, and six, months ended June 30, 2002, are as follows:

	Three months ended June 30, 2002

	Commercial
	Operations	TriPath Oncology	Total

Sales	$9,132	$–	$9,132
Cost of sales	3,792	–	3,792

Gross profit	5,340	–	5,340
Operating expenses:
Research and development	611	1,730	2,341
Regulatory	465	134	599
Sales and marketing	4,966	306	5,272
General and administrative	1,405	1,258	2,663

Total operating expenses	7,447	3,428	10,875

Operating loss	$(2,107)	$(3,428)	(5,535)

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except per share amounts)

Segment results, continued

	Six months ended June 30, 2002

	Commercial
	Operations	TriPath Oncology	Total

Sales	$16,695	$–	$16,695
Cost of sales	7,039	–	7,039

Gross profit	9,656	–	9,656
Operating expenses:
Research and development	1,235	3,026	4,261
Regulatory	835	257	1,092
Sales and marketing	10,266	483	10,749
General and administrative	2,462	2,091	4,553

Total operating expenses	14,798	5,857	20,655

Operating loss	$(5,142)	$(5,857)	(10,999)

All sales were generated from external customers. There were no inter-segment revenues. Sales to external customers in the Commercial Operations segment for the three, and six, months ended June 30, 2002 include the following:

	Three Months Ended	Six Months Ended
	June 30, 2002	June 30, 2002

Instruments	$1,710	$3,129
Reagents	5,797	10,554
Fee-per-use and other	1,625	3,012

Total sales	$9,132	$16,695

At June 30, 2002, we had accounts and notes receivable of $2,036 from a company which has recently disclosed to us its intention to exit the cervical cytology business. The contract we had with this customer was a multi-year agreement that included commitments for reagents and disposables. We are currently negotiating with this company in an effort to reach a mutually acceptable settlement under our agreements, and we expect no material adverse financial impact on our results of operations or financial position.

Depreciation and amortization expense for the three, and six, months ended June 30, 2002 amounted to $861, and $1,812, respectively, for the Commercial Operations segment and $12, and $43, respectively, for the TriPath Oncology segment. The TriPath Oncology segment also amortized $620, and $1,240, respectively of deferred R&D funding against R&D expenses for the three, and six, months ended June 30, 2002.

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except per share amounts)

As of June 30, 2002, the TriPath Oncology segment had total assets of $1,329 and the Commercial Operations segment had total assets of $81,658.

8. Recently Issued Accounting Standards

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” (“SFAS 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001 and have been adopted, as required, in fiscal year 2002. We have completed our evaluation of goodwill under SFAS 142 and have reassigned the remaining net book value of $2,234 to specifically identifiable intangible assets, namely acquired rights to certain intellectual property surrounding our pathology workstation products and our location-guided screening technology. This reassigned intangible asset will be amortized over the next 14 years in a manner similar to the assets to which it was assigned. Included in the second quarter of 2002 was six months worth of amortization, or $75. This amount also includes $38 of amortization not recorded in the first quarter of 2002, during which period we had ceased amortizing goodwill until we were able to complete our analysis under SFAS 142. Amortization in future quarters attributable to this reassigned intangible asset will be $38 until it is fully amortized as described above.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 requires an entity to record a liability for an obligation associated with the retirement of an asset at the time that the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset. The standard is effective for us beginning January 1, 2003. We do not expect the adoption of SFAS 143 to have a material impact on our results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which superseded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”). SFAS 144 removes goodwill from its scope, thus eliminating the SFAS 121 requirement to allocate goodwill to long-lived assets to be tested for impairment. The accounting for goodwill is now subject to SFAS 141 and SFAS 142. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001, and have been adopted by the Company, as required, in fiscal year 2002. There has been no significant impact from the adoption of SFAS 144 on our financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections.” (“SFAS 145”). This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except per share amounts)

amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. There has been no impact from the adoption of SFAS 145 on our results of operations or financial position.

In April 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, (SFAS 146”). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 addresses the accounting and reporting for costs associated with exit or disposal activities resulting from entities increasingly engaging in exit and disposal activities where certain costs associated with those activities were recognized as liabilities at a plan (commitment) date under Issue 94-3 but did not meet the definition of a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements.” The standard is effective for us beginning January 1, 2003. We do not expect the adoption of SFAS 146 to have a material impact on our results of operations or financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Trademarks

AutoCyte®, AutoCyte Quic®, AutoPap®, CytoRich®, ImageTiter®, NeoPath®, PAPMAP®, PREPAP®, and TriPath Imaging®, are registered trademarks of TriPath Imaging, Inc. TriPath Care Technologies™, i3 Series ™, FocalPoint™, PrepMATE™ PrepStain™, Slide-Wizard™, SurePath™, TriPath Oncology™ and AutoCyte PREP™ are trademarks of, TriPath Imaging, Inc. All other products and company names are trademarks of their respective holders.

This report on Form 10-Q contains forward-looking statements based on our current plans and expectations of our management. Important information about the bases for these plans and expectations and certain factors that may cause our actual results to differ materially from these statements are contained below and in “Certain Factors Which May Affect Future Operations and Results” beginning on page 20.

The following discussion of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Background

We develop, manufacture, market, and sell proprietary products for cancer detection, diagnosis, staging, and treatment selection. We are using our proprietary technologies and know-how to create an array of products designed to improve the clinical management of cancer. We were formed in September 1999 through the merger of AutoCyte, Inc. and NeoPath, Inc. and the acquisition of the technology and intellectual property of Neuromedical Systems, Inc. We were created to leverage the complementary nature of the products, technologies, and intellectual property developed by our predecessor companies, all of whom were early pioneers in the application of computerized image processing and analysis to detect the often subtle cellular abnormalities associated with cancer and its precursors. To date, we have developed an integrated solution for cervical cancer screening and other products that deliver image management, data handling, and prognostic tools for cell diagnosis, cytopathology and histopathology. We believe that recent advances in genomics, biology, and informatics are providing new opportunities and applications for our proprietary technology.

We are organized into two operating units:

•	Commercial Operations, through which we manage the market introduction, sales, service, manufacturing, and ongoing development of our products; and

•	TriPath Oncology, our wholly-owned subsidiary, through which we manage the development of molecular diagnostic and pharmacogenomic tests for cancer.

Commercial Operations

During 2002, we adopted the trademark TriPath Care Technologies to describe our commercial product offerings and to communicate the broad nature of our corporate vision and the value created by our growing product portfolio, including the “i3 Series” and SlideWizard product lines.

To further refine our market positioning and to enhance brand awareness among our customers, we have re-branded our cervical cancer screening products under the “i3 Series” product line. Our “i3 Series” product line for screening for cervical cancer is the first integrated system for the collection, preparation, staining and computerized analysis of conventional Pap smears and liquid-based, thin-layer preparations. Our “i3 Series “ product line includes the:

•	SurePath System (“SurePath”), a proprietary, liquid-based cytology sample collection, preservation and transport system, including the PrepStain Slide Processor, an automated slide preparation system that produces slides with a standardized, thin layer of stained cervical cells, which together were formerly known as the AutoCyte PREP System (SurePath and the PrepStain Slide Processor collectively referred to as “PrepStain”). SurePath addresses errors in cell sample collection and slide preparation while providing a liquid medium for adjunctive laboratory testing of specimens, whereas the PrepStain Slide Processor reduces the complexity of interpretation by providing a homogeneous, more representative and standardized thin layer of stained cells and a liquid medium for adjunctive laboratory testing of specimens. The United States Food & Drug Administration (“FDA”) approved PrepStain in June 1999. The PrepMATE, an accessory to the PrepStain, is designed to automate several steps in the preparation of SurePath thin-layer slides. The PrepMATE automatically mixes and removes the specimen from the SurePath preservative fluid vials, and layers the specimen onto the SurePath density reagent in a test tube for automated slide preparation and staining. Additionally, there is a manual method for use of the SurePath product, in which the cell suspension is layered onto the slide and stained by a laboratory technician. The FDA approved both the PrepMATE accessory and the manual method for preparation of SurePath thin-layer slides for cytologic screening for cancer of the uterine cervix in May 2001.

•	FocalPoint SlideProfiler System, a slide screening system that uses proprietary technology to distinguish between normal thin-layer or conventional Pap smears and those that have the highest likelihood of abnormality, formerly known as the AutoPap Primary Screening System (“FocalPoint”). In May 1998, FocalPoint was approved by the FDA as the first and only fully automated device for primary screening of conventional Pap smear slides. In October 2001, FocalPoint was further approved by the FDA to screen PrepStain processed thin-layer slides.

Our SlideWizard product line includes the Image Titer, an FDA cleared method for automating the measurement of antinuclear antibodies, research applications for DNA, immunohistochemical quantification, cellular analysis, and expression quantification, a system for the transmission and interpretation of tissue specimens via remote telecommunications or “telepathology”, and a software based storage and retrieval system for microscopic images.

PrepStain

We generate PrepStain revenue from either the sale, rental or lease of PrepStain systems and from the sale of the related SurePath and PrepStain test kits, comprised of proprietary reagents and other disposables. Additionally, we generate revenue from service contracts on the PrepStain systems. For system sales, customers purchase the PrepStain instrument and make separate purchases of SurePath and PrepStain test kits. We recognize revenue on sales of the PrepStain system at the time the instrument is installed and accepted at the customer site. For system rentals, we place PrepStain systems at the customer’s site free of charge and the customer is obligated to purchase SurePath and PrepStain test kits for a fixed term, typically three or four years. Under these transactions, there is no revenue recognized on the PrepStain system hardware. For system leases, we offer two alternatives. The first alternative involves a lease arrangement directly through us for the PrepStain instrument and related hardware. These leases require monthly payments for the equipment and are typically for 36 or 48-month terms. The customer purchases the PrepStain reagents and disposables that run on the instruments separately from the lease on an as-needed basis. Under these transactions, there is no up front revenue recognized on the PrepStain system hardware. The second alternative is known as our IPO program, under which PrepStain systems are purchased by a third party financial institution and are placed at the customer’s site free of charge. The customer then purchases the PrepStain reagents at a price that is sufficient to repay the financial institution for the cost of the PrepStain instrument and to provide us with an acceptable profit on the reagents and disposables. Under the IPO program, we record revenue for the instrument sale at the time the instrument is installed and accepted at the customer site. Since 2001, our strategy has been to emphasize in house reagent rentals versus the IPO program for the instruments placed with customers in an effort to permit us to retain a greater percentage of the ongoing, higher margin PrepStain reagent revenue stream. Regardless of whether PrepStain systems are sold, rented or leased, however, each system placed typically provides a recurring revenue stream as customers process our SurePath test kits.

FocalPoint

We generate FocalPoint related revenue from the direct sale of FocalPoint systems, and from the placement of FocalPoint systems under fee-per-use contracts. In the latter case, fee-per-use revenue commences in the month a system is initially placed in commercial use at a customer site and consists of per-slide monthly billings, fixed rental billings, or certain fee-per-use contracts that require minimum payments. Domestic customers may also elect to purchase the FocalPoint instrument under the IPO program. We have converted several fee-per-use contracts to direct sale arrangements prior to 2002. Additionally, we generate revenue from service contracts on FocalPoint systems.

SlideWizard

We also generate revenue from either the sale or rental of our SlideWizard line of products and from service contracts on these products. For system sales, customers purchase the products through distributors in countries where such relationships exist. Where distributor arrangements do not exist, we sell these products directly to the customer.

We market our cervical screening products to domestic and foreign clinical laboratories through direct sales activities in the United States and primarily through distributors in international markets. In the fourth quarter of 2000, we significantly expanded our marketing and sales activities to accelerate the commercialization of our products. We hired additional laboratory sales representatives to increase contact potential for the laboratory customer marketplace. Through an alliance with Nelson Professional Sales (“NPS”) begun in late 2000, we engaged the physician market directly for the first time by adding physician directed representatives, on a contract basis, to augment our direct sales efforts. The NPS relationship allowed us to quickly establish a selling presence external to the laboratory, and has served us well. In April 2002, we terminated the agreement with NPS. Simultaneously, we extended offers of employment to the physician representatives and created a direct physician sales force of forty-one employees as a critical element of our commitment to grow our Commercial Operations business. To further educate and reinforce the benefits of our cervical cancer screening products, we initiated a partnership in 2001 with a third party physician/peer selling organization that will continue into 2002. In addition, we entered into an agreement with a third-party financial institution to support the placement of PrepStain systems that are leased under our IPO program, and FocalPoint fee-per-use systems to help maximize the number of instruments placed with customers and thereby increase our ongoing, higher margin PrepStain reagent and fee-per-use revenue streams. As a result of these efforts, we anticipate that manufacturing and marketing expenses will increase to the extent that market acceptance of our products increases.

In July 2002, Digene Corporation informed us that it had received a “not approvable” letter from the U.S. Food and Drug Administration for its Pre-Market Approval Supplement application to use our SurePath Test Pack as a specimen collection medium for its Hybrid Capture® 2 (hc2) HPV DNA Test. We are working with Digene and the FDA to resolve and respond to the issues identified by the FDA. Although we believe that it will be necessary to collect and submit additional clinical data to the FDA, we remain hopeful that resolution of the issues identified by the FDA will not significantly alter our expectations for introduction of the product in 2003.

TriPath Oncology Business

Our TriPath Oncology business focuses on developing and commercializing molecular diagnostic and pharmacogenomic tests for a variety of cancers. On July 31, 2001, we entered into a series of agreements with Becton Dickinson and Company (“BD”) to develop and commercialize molecular diagnostic and pharmacogenomic tests for malignant melanoma and cancers of the cervix, breast, ovary, colon and prostate as part of the ongoing strategic alliance between BD and Millennium.

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

TriPath Oncology is not expected to generate any significant revenue until 2004. Consequently, our oncology business unit will incur expenses in excess of revenues generated. We anticipate that by the latter half of 2002, TriPath Oncology will incur approximately $1.0 million in incremental expense per month. A portion of these expenses include the lease of a portion of BD’s facility in Research Triangle Park, North Carolina. This arrangement substantially ended in July 2002 after TriPath Oncology occupied newly equipped laboratory and office space in Research Triangle Park. We will maintain several small laboratories at the BD facility as well.

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

Critical Accounting Policies

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, we identified our most critical accounting policies and estimates upon which our financial status depends as those relating to revenue recognition, allowance for doubtful accounts receivable, inventory and valuation of long-lived and other intangible assets. We reviewed our policies and determined that those policies remain our most critical accounting policies for the three, and six, months ended June 30, 2002. We did not make any changes in those policies during the quarter.

Results of Operations

Three Months Ended June 30, 2002 and June 30, 2001

Revenue — Revenues for the second quarter of 2002 were $9.1 million, representing an increase of 48.4% compared to revenues of $6.2 million in the second quarter of 2001. The net increase was primarily due to an increase in reagent sales of $3.2 million, or 123.2%, offset partially by a decrease in sales of instruments during the second quarter of 2002 compared to the second quarter of 2001 by $610,000, or 26.3%. Other revenues, consisting primarily of fee-per-use sales, service on system placements, sales of non-instrument related SlideWizard products and various international consumable products, and freight, increased approximately $389,000, mostly attributable to freight and sales of various international consumable products.

Domestic sales of our SurePath reagents increased $2.4 million, or 139.4%, in the second quarter of 2002 while those sales increased $770,000, or 104.0%, internationally. FocalPoint fee-per-use revenue was essentially flat between the second quarters of 2002 and 2001. Worldwide sales of FocalPoint systems decreased approximately $224,000, or 16.4%, between the comparable quarters, whereas sales of PrepStain instruments worldwide decreased by about $644,000, or 67.5%, worldwide, including a domestic decline of $705,000 and an increase of $61,000 internationally. Sales related to our Extended SlideWizard instruments increased $258,000 between the two comparable quarters.

We believe that our recorded increase in reagent sales can be attributed to several factors. First, we expanded our sales and marketing team to in excess of 100 sales and marketing professionals, including most of the physician sales representatives we recently employed from our contract with Nelson Professional Sales (“NPS”) to provide detail selling to ordering physicians. Second, we revised our sales incentive programs to promote reagent sales. Third, we sought to build a “franchise” among academic centers of excellence and successfully added high profile, opinion leaders to our customer list. Fourth, we actively encouraged the presentation and publication in referenced journals of independent investigators’ experience with our SurePath and PrepStain products. Fifth, we directed our sales organization to target laboratories whose increased test volumes provide greater opportunity for repeat reagent sales. Sixth, as mentioned above, we focused on the placement of new PrepStain instruments under reagent rental arrangements and in-house lease arrangements rather than IPO third party leasing programs. In the short term, this resulted in reduced revenue recorded from up-front capital equipment sales associated with the IPO program but added to our revenue on the reagent side of the business. Finally, we received FDA approval for the PrepMate accessory to our PrepStain system in May 2001 and for FocalPoint screening of SurePath thin-layer slides in October 2001. We also announced receipt of a Medical Device License in Canada to market both our PrepStain System and the PrepMate accessory.

We continue to believe that there is an ongoing U.S. market shift toward liquid-based Pap smear testing. As we have pointed out in past discussions, FocalPoint was not FDA approved to screen SurePath thin-layer slides until the fourth quarter of 2001 and, therefore, could only be used for the screening of conventional Pap smears in the U.S. for most of last year. Since receiving FDA approval in October 2001 to screen SurePath thin-layer slides on FocalPoint, we have leveraged our combined product to drive sales of reagents and disposables. We continue to expect to realize the results from our combined product throughout the remainder of 2002 and beyond. Further, as we awaited FDA approval of our combined product, we shifted our sales efforts to focus on our higher margin reagent and disposable business.

Gross Margin - Gross margin for the second quarter of 2002 was 58.5%, an increase from 48.6% in the comparable period of 2001. The increase was primarily attributable to a greater portion of revenues consisting of higher margin PrepStain and SurePath sales than the corresponding quarter in 2001.

Research and Development - Research and development expenses include salaries and benefits of scientific and engineering personnel, testing equipment, relevant consulting and professional services, components for prototypes and certain facility costs. Research and development expenses for the second quarter of 2002 were $2.3 million, a 36.0% increase from $1.7 million in the second quarter of 2001. This increase was primarily attributable to expenses incurred at TriPath Oncology, which did not exist during the second quarter of 2001, offset partially by reduced professional fees between comparable quarters.

Regulatory - Regulatory expenses include salaries and benefits of regulatory and quality personnel, costs related to clinical studies and submissions to the FDA, and relevant consulting services. Regulatory expenses for the second quarter of 2002 were $599,000, a 19.3% increase from $502,000 in the second quarter of 2001. This increase was primarily attributable to the initiation of activities surrounding several clinical trials, particularly the FocalPoint GS and Alternative Collection Device trials. These expenses will likely increase in the third and fourth quarters as these clinical trials begin.

Sales and Marketing – Sales and marketing expenses include salaries and benefits of sales, marketing, sales support and service personnel, and their related expenses. In addition, non-personnel-related expenses related to marketing our products are also included in sales and marketing expenses. Sales and marketing expenses for the second quarter of 2002 were $5.3 million, a 46.7% increase from $3.6 million in the second quarter of 2001. This increase is primarily due to the efforts we have undertaken to significantly expand our sales and marketing capabilities, including the addition of 15 additional physician sales representatives in the third quarter of 2001 and the building of a marketing organization during the last half of 2001. During the second quarter of 2002, we terminated our agreement with NPS and employed the majority of those physician sales representatives engaged under that arrangement. Additionally, we reorganized the sales force into seven divisions, as opposed to three, to better divide the U.S. into manageable territories. Overall, we expect that there will be some savings attributable to this reorganization and we anticipate that sales and marketing costs will range from $5.0 to $5.5 million per quarter during the balance of 2002.

General and Administrative — General and administrative expenses include salaries and benefits for administrative personnel, legal and other professional fees and certain facility costs. General and administrative expenses for the second quarter of 2002 were $2.7 million, which represents an increase of 75.0% versus the same period in 2001. The majority of this increase is attributable to inverse amounts recorded between years recorded under a contingent liability (that is, expense in 2002 versus reduction in expense in 2001) (see note 6), administrative expenses of TriPath Oncology which did not exist during the second quarter of 2001, costs related to building an Information Technology function, and costs related to data processing infrastructure aimed at establishing TriPath Oncology’s facility in the Research Triangle Park in North Carolina.

Interest Income and Expense — Interest income for the second quarter of 2002 was $269,000, a 52.1% decrease from $562,000 during the second quarter of 2001. This was primarily attributable to declining short-term interest rates during 2001 and to lower invested cash balances. Interest expense also decreased 59.0% from $371,000 in the second quarter of 2001, to $152,000 in the second quarter of 2002. This decrease is primarily due to a lower balance of outstanding debt in the second quarter of 2002 as compared to the second quarter of 2001.

Six Months Ended June 30, 2002 and 2001

Revenue — Revenue for the six months ended June 30, 2002 was $16.7 million, representing a $1.3 million, or 8.1%, increase compared to revenue of $15.4 million in the corresponding period in 2001. The net increase resulted primarily from a $6.0 million, or 131.6%, increase in sales of reagents, disposables and fee-per-use revenues. Offsetting this increase somewhat was a net decrease in instrument sales of $4.6 million. Other revenues, consisting primarily of fee-per-use revenue, service on system placements, non-instrument related SlideWizard sales, various international consumable products, and freight, decreased $186,000, comprised of a decrease of $891,000 in fee-per-use revenue partially offset by increased other revenue of approximately $705,000 between years.

We believe that our recorded increase in reagent sales can be attributed to the several factors discussed above, including, our expanded sales and marketing team, our revised sales incentives, our increased exposure among doctors and academics, our focus on PrepStain reagent rental arrangements rather than on our IPO program and FDA approval of our products.

We believe that the overall decline in instrument revenue, mostly FocalPoint related, can be attributed to several factors. First, we believe that much of the decline resulted from the ongoing U.S. market shift toward liquid-based Pap smear testing. FocalPoint was not FDA approved to screen SurePath thin-layer slides until the fourth quarter of 2001 and, therefore, could only be used for the screening of conventional Pap smears in the U.S. for most of the year. The decline in the number of tests performed on FocalPoint corresponded with the general decline in conventional Pap smear testing in the U.S. in 2001. Since receiving FDA approval in October of 2001 to screen SurePath thin-layer slides on FocalPoint, we have leveraged our combined product to drive sales of reagents and disposables. We expect to realize the results from our combined product in 2002 and beyond. Second, FocalPoint revenues declined due to the completion of our arrangement with Quest Diagnostics which signed an exclusive agreement for liquid based thin-layer testing products with a competitor in 2000. Third, as we awaited FDA approval of our combined product, we shifted our sales efforts to focus on our higher margin reagent and disposable business. The decline in PrepStain revenue of $1.7 million, can be attributed to our focus on the placement of new PrepStain instruments under reagent rental arrangements and in-house lease arrangements rather than IPO third party leasing programs as discussed above. These decreases in instruments sales were offset by an increase of $328,000 in sales of our Extended SlideWizard products.

Gross Margin - Gross margin for the six months ended June 30, 2002 was 57.8%, compared with 49.8% in the corresponding period in 2001. This change was primarily attributable to a greater proportion of revenue from higher margin SurePath reagents and disposable sales than in the corresponding period in 2001.

Research and Development – Research and development expenses include salaries and benefits of scientific and engineering personnel, testing equipment, relevant consulting and professional services, components for prototypes and certain facility costs. Research and development expenses for the first six months ended June 30, 2002 were $4.3 million, representing a 24.5% increase from $3.4 million in the corresponding period in 2001. This increase was primarily attributable to expenses incurred at TriPath Oncology, which did not exist during the second quarter of 2001, offset somewhat by reduced professional fees between comparable quarters.

Regulatory - Regulatory expenses include salaries and benefits of regulatory and quality personnel, costs related to clinical studies and submissions to the FDA, and relevant consulting services. Regulatory expenses for the six months ended June 30, 2002 were $1.1 million, representing a 6.5% increase from $1.0 million in the corresponding period in 2001. This slight increase was primarily attributable to the initiation of activities surrounding several clinical trials, particularly the FocalPoint GS and Alternative Collection Device trials, and to efforts surrounding the implementation of an updated quality control system. These expenses will likely increase in the third and fourth quarters as the clinical trials begin.

Sales and Marketing – Sales and marketing expenses include salaries and benefits of sales, marketing, sales support and service personnel, and their related expenses, as well as non-personnel-related expenses related to marketing our products. Sales and marketing expenses for the six months ended June 30, 2002 were $10.7 million, representing a 49.4% increase from $7.2 million in the corresponding period in 2001. This increase is primarily due to our efforts to significantly expand our sales and marketing capabilities, including the addition of 15 additional physician sales representatives in the third quarter of 2001 and the building of a marketing organization during the last half of 2001. During the second quarter of 2002, we terminated our agreement with NPS and employed the majority of those physician sales representatives engaged under that arrangement. Additionally, we reorganized the sales force into seven divisions, as opposed to three, to better divide the country into manageable territories. Overall, we expect that there will be some savings attributable to this reorganization and we anticipate that sales and marketing costs will range from $5.0 to $5.5 million per quarter during the balance of 2002.

General and Administrative – General and administrative expenses include salaries and benefits for administrative personnel, legal and other professional fees and certain facility costs. General and administrative expenses for the six months ended June 30, 2002 were $4.6 million, representing a 17.4% increase from $3.9 million in the corresponding period in 2001. The majority of this increase is attributable to inverse amounts recorded between years recorded under a contingent liability (that is, expense in 2002 versus reduction in expense in 2001) (see note 6), administrative expenses of TriPath Oncology which did not exist during the first half of 2001, costs related to building an Information Technology function, and costs related to data processing infrastructure aimed at establishing TriPath Oncology’s facility in the Research Triangle Park in North Carolina.

Interest Income and Expense — Interest income for the six months ended June 30, 2002 was $613,000, representing a 53.3% decrease from $1.3 million in the six months ended June 30, 2001, primarily attributable to lower average cash balances in 2002 and to declining interest rates during 2001. Interest expense decreased 60.5% from $842,000 in the six months ended June 30, 2001 to $333,000 in the six months ended June 30, 2002, which was primarily attributable to declining debt balances outstanding.

Recently Issued Accounting Standards

In accordance with recently issued accounting pronouncements, we will be required to comply with certain changes in accounting rules and regulations. See Note 8 to the unaudited, consolidated, condensed financial statements included herein.

Liquidity and Capital Resources

Since our formation, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of $217.1 million as of June 30, 2002. We have funded our operations primarily through the private placement and public sale of equity securities, debt facilities and product sales. We had cash, cash equivalents and short-term investments of $40.0 million at June 30, 2002 compared with $56.0 million at December 31, 2001.

Cash used in operating activities was $12.7 million during the six months ended June 30, 2002 compared with $7.6 million during the corresponding period of 2001. Negative operating cash flow during both periods was caused primarily by operating losses. Capital expenditures were $1.9 million during the six months ended June 30, 2002 and $318,000 during the corresponding period of 2001. We presently have no material commitments for capital expenditures. During August 2002, we secured a lease line of credit from Bank of America. This line is secured by a letter of credit against our line of credit with Silicon Valley Bank (see note 5). This lease line of credit, which carries three-year lease terms for items acquired under it, will be used to secure operating leases for assets, primarily equipment, that would otherwise be recorded as capital expenditures.

During 2001, the declining interest rates in the U.S. and our cash burn rate, impacted amounts earned on our invested funds. Short-term interest rates are at, or near, historical lows. Average yields on invested funds have fallen between 450 and 500 basis points since the beginning of 2001. This is contrary to the fixed-rate nature of our borrowings and other term debt. If this interest rate environment continues, there will be a net negative impact on our cash relative to net interest income.

We had $1.5 million of short-term investments at June 30, 2002. The investments are part of a managed portfolio of excess cash we have to invest. Our short-term investments have a maturity of more than three months, but less than one year when purchased and are stated at cost, which approximates market value. Management intends to hold these investments to maturity.

We have recorded a short-term contingent liability of $2.1 million in accordance with the provisions of FASB SFAS No. 5, “Accounting for Contingencies,” on the basis that the likelihood of a future event occurring is probable and reasonably estimable. This contingency relates to our obligation to pay a third party, who received 180,000 shares of our common stock in January 2001 under a settlement agreement, an amount in cash equal to the difference between the market price of our common stock on a specified date in January 2003 and a predetermined target price. The aggregate amount of such obligation will in no event, exceed $2.9 million. An amount of $1.5 million, attributable to this contingent liability, was accrued under other long-term liabilities at December 31, 2001.

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

In connection with our collaboration with BD, we assumed the operations of BD Gene, BD’s research and development endeavor in the molecular diagnostics arena. The products developed by TriPath Oncology will be based upon the genomic discovery research, conducted by Millennium under its existing research and development agreement with BD. TriPath Oncology and BD will clinically validate and develop proprietary markers provided by Millennium, under its agreement with BD, into commercial diagnostic and pharmacogenomic products and services. Commercial responsibilities for resulting products will be shared between BD and TriPath Oncology. TriPath Oncology is not expected to generate any significant revenue until 2004. Consequently, this segment of our business will incur expenses in excess of revenue generated. It is anticipated that by the latter half of 2002, TriPath Oncology will incrementally incur approximately $1.0 million of expenses per month.

On February 8, 2000, we entered into a $7.0 million subordinated term loan with a syndicate of lenders to finance operations. We drew $5.3 million of this facility in February 2000 and the balance of $1.7 million in March 2000. We have remaining amounts outstanding under this loan of approximately $2.2 million at June 30, 2002. This loan will be fully amortized and repaid during the first quarter of 2003. At the present time, we have no plans to replace that loan with a similar facility after it is repaid (see note 4).

In February 2002, we renewed a $5.0 million working capital facility with a bank. The outstanding balance is limited to an amount equal to 80% of eligible accounts receivable. The line commitment expired on January 31, 2002 and was renewed for an additional year until January 31, 2003. The line bears interest at the bank’s prime rate plus 1/2% and is collateralized by substantially all of our assets. The line of credit carries customary covenants, including the maintenance of a minimum modified quick ratio, minimum tangible net worth, and other requirements. We had no outstanding borrowings under this agreement at June 30, 2002 though the availability under the line of credit could provide additional funding if needed. We have no other long-term debt commitments and no off-balance sheet financing vehicles.

During August 2002, we secured a $1.5 million lease line of credit from Bank of America. This line is secured by a letter of credit against our line of credit with Silicon Valley Bank (see note 5). This lease line of credit, which carries three-year lease terms for items acquired under it, will be used to secure operating leases for assets, primarily equipment.

We believe that our existing cash and anticipated additional debt and/or lease financing for internal use assets, rental placements of PrepStain and fee-per-use placements of FocalPoint, will be sufficient to enable us to meet our future cash obligations for at least the next twelve months. In connection with certain clinical trials, it is likely that regulatory expenses will increase over at least the next several quarters. While it is also possible that marketing and sales expenditures for the continued SurePath commercial rollout for gynecological uses in the United States, capital expenditures associated with placements of PrepStain IPO and rental units and FocalPoint fee-per-use instruments, and expenditures related to manufacturing, TriPath Oncology and other administrative costs, may increase, we anticipate that our future sales growth and the cost control measures we have implemented should preclude us from having to raise additional funds. If, however, our existing resources prove insufficient to satisfy our liquidity requirements, we may need to raise additional funds through bank facilities, the sale of additional equity or debt securities or other sources of capital. The sale of any equity or debt securities, if required, may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all, which would have a material adverse effect on our liquidity and capital resources, business, financial condition and results of operations.

Our liquidity and capital requirements will depend on a number of factors, including:

•	the level of placements of both PrepStain and FocalPoint systems;

•	demand for our combined PrepStain and FocalPoint systems for cervical cancer screening and of FocalPoint GS in the United States, if and when it gains FDA approval;

•	the resources required to further develop our marketing and sales capabilities domestically and internationally, and the success of those efforts;

•	the resources required to expand manufacturing capacity;

•	TriPath Oncology’s ability to develop and commercialize products through our collaboration with BD; and

•	the extent to which our products gain market acceptance.

Certain Factors Which May Affect Future Operations and Results

This report on Form 10-Q contains forward-looking statements based on current expectations of our management. Generally, the forward-looking statements in this report use words like “expect,” “believe,” “continue,” “anticipate,” “estimate,” “may,” “will,” “could,” “opportunity,” “future,” “project,” and similar expressions. Such statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The forward-looking statements include statements about our:

•	projected timetables for the pre-clinical and clinical development of, regulatory submissions and approvals for, and market introduction of our products and services;

•	estimates of the potential markets for our products and services;

•	sales and marketing plans;

•	assessments of competitors and potential competitors;

•	estimates of the capacity of manufacturing and other facilities to support our products and services;

•	expected future revenues, operations and expenditures; and

•	projected cash needs.

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

The following factors, among others, create risks and uncertainties that could affect our future or other performance:

•	our ability to successfully commercialize the diagnostic oncology products and services developed by TriPath Oncology;

•	our dependence on the collaboration with BD, any changes in its business direction or priorities or defaults in its or Millennium’s obligations which may have an adverse impact on our product development efforts;

•	market acceptance of our products and services;

•	our history of operating losses and our expectation that we will incur significant additional operating losses;

•	any inability to raise the capital that we will need to sustain our operations;

•	our ability to establish and maintain licenses, strategic collaborations and distribution arrangements;

•	our ability to manufacture sufficient amounts of our products for development and commercialization activities;

•	our dependence on limited source suppliers for key components of our cervical screening products;

•	our limited marketing and sales resources;

•	difficulties in managing our growth;

•	our ability to obtain and maintain adequate patent and other proprietary rights protection of our products and services;

•	time consuming and expensive proceedings to obtain, enforce or defend patents and to defend against charges of infringement that may result in unfavorable outcomes and could limit our patent rights and our activities;

•	significant fluctuations in our revenues and operating results, which have occurred in the past and which we expect to continue to fluctuate in the future;

•	risks associated with international sales and operations and collaborations;

•	competition and technological change that may make our potential products and technologies less attractive or obsolete;

•	failure to acquire technology and integrate complementary businesses;

•	our ability to obtain reimbursement for our products and services from third-party payers; and

•	any loss or inability to hire and retain qualified personnel.

As a result of the foregoing and other factors, we may experience material fluctuations in our future operating results, which could materially affect our business, financial position, and stock price. These risks and uncertainties are discussed in more detail in Exhibit 99.1 “Factors Affecting Future Operating Results” to our Annual Report on Form 10-K for the year ended December 31, 2001, which is incorporated by reference into this report.

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

Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. Our financial results and cash flows are subject to fluctuation due to changes in interest rates, primarily from our investment of available cash balances in highly rated institutions. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under Liquidity and Capital Resources for further discussion of the impact of interest rates on our financial results.

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

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 23, 2002, our stockholders voted as follows:

     (a)  To elect Haywood D. Cochrane, Jr. and Robert L. Sullivan to the Board of Directors, each to serve a three-year term.

Nominee	Vote "For"	Vote Withheld

Haywood D. Cochrane, Jr.	30,437,618	1,213,692
Robert L. Sullivan	30,437,618	1,213,692

There were no broker non-votes or abstentions with respect to this matter. The terms in office of Thomas A. Bonfiglio, M.D., David A. Thompson, Robert E. Curry, Ph.D. and Paul R. Sohmer, M.D. continued after the annual meeting.

     (b)  To approve an amendment to our Restated Certificate of Incorporation to increase the number of authorized shares of our common stock by 49,000,000 shares from 49,000,000 to 98,000,000 shares.

Total Vote For the Proposal:	28,811,650
Total Vote Against the Proposal:	2,707,515
Abstentions:	132,185
Broker Non-Votes:	0

     (c)  To approve an amendment to our Amended and Restated 1996 Equity Incentive Plan to increase the number of shares to our common stock available for issuance under the plan by 1,725,000 shares.

Total Vote For the Proposal:	27,081,573
Total Vote Against the Proposal:	4,425,622
Abstentions:	144,115
Broker Non-Votes:	0

Item 6. Exhibits and Reports on Form 8-K:

(a) Exhibits

3.1 Restated Certificate of Incorporation of the Company.

3.2 Amended and Restated By-laws of the Company.

(b) Reports on Form 8-K.

There were no reports on Form 8-K filed during the second quarter ended June 30, 2002.

TRIPATH IMAGING, INC.
FORM 10-Q
June 30, 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIPATH IMAGING, INC.

DATE: August 14, 2002	BY:	/s/ Stephen P. Hall

Stephen P. Hall
Senior Vice-President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

3.1	Restated Certificate of Incorporation of the Company.

3.2	Amended and Restated By-laws of the Company.