Form 10-Q
period 2002-09-30
TRIPATH IMAGING INC
filed 2002-11-06
CIK 1041426

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

Commission file number 0-22885

TRIPATH IMAGING, INC.

(Exact name of registrant as specified in its charter)

Delaware	56-1995728

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

780 Plantation Drive, Burlington, North Carolina	27215

(Address of principal executive offices)	(Zip Code)

(336) 222-9707

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2002

Common Stock, $.01 par value	37,480,297

TriPath Imaging, Inc.

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

TriPath Imaging, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	September 30,	December 31,
	2002	2001

Assets
Current assets:
Cash and cash equivalents	$35,598	$53,477
Short-term investments	—	2,499
Accounts receivable, net	9,186	9,581
Inventory, net	11,209	10,718
Other current assets	842	1,079

Total current assets	56,835	77,354

Customer-use assets, net	6,357	6,089
Property and equipment, net	4,276	2,362
Other assets	2,218	916
Intangible assets	9,414	10,027

Total assets	$79,100	$96,748

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,924	$4,411
Accrued expenses	4,555	4,116
Deferred revenue and customer deposits	1,068	730
Deferred research and development funding	2,479	2,479
Current portion of long-term debt	1,522	2,720
Other current liabilities	2,475	—

Total current liabilities	16,023	14,456

Long-term debt, less current portion	17	790
Other long-term liabilities	826	4,210

Stockholders’ equity:
Common stock, $0.01 par value; 98,000,000 shares authorized; 37,479,595 and 37,304,738 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	375	373
Additional paid-in capital	283,430	283,396
Accumulated other comprehensive loss	(31)	(59)
Deferred compensation	(123)	—
Accumulated deficit	(221,417)	(206,418)
Total stockholders’ equity	62,234	77,292

Total liabilities and stockholders’ equity	$79,100	$96,748

See accompanying notes to condensed consolidated financial statements

TriPath Imaging, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)
(In thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Sales	$9,826	$5,250	$26,521	$20,690
Cost of sales	3,886	2,248	10,925	10,000

Gross profit	5,940	3,002	15,596	10,690

Operating expenses:
Research and development	2,073	1,880	6,334	5,304
Regulatory	1,000	517	2,092	1,542
Sales and marketing	4,741	5,120	15,490	12,314
General and administrative	2,474	3,127	7,027	7,004
	10,288	10,644	30,943	26,164

Operating loss	(4,348)	(7,642)	(15,347)	(15,474)
Interest income	191	650	804	1,962
Interest expense, including amortization of non-cash debt issuance costs under term loan agreement	(123)	(502)	(456)	(1,345)

Net loss	$(4,280)	$(7,494)	$(14,999)	$(14,857)

Net loss per common share (basic and diluted)	$(0.11)	$(0.21)	$(0.40)	$(0.43)

Weighted-average common shares outstanding	37,480	36,141	37,433	34,861

See accompanying notes to condensed consolidated financial statements.

TriPath Imaging, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)
(In thousands, except per share amounts)

	Nine months ended
	September 30,

	2002	2001

Operating activities
Net loss	$(14,999)	$(14,857)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,861	3,276
Non-cash interest expense	169	670
Gain on disposal of fixed asset	(5)	(9)
Amortization of deferred research and development	(1,859)	(413)
Other non-cash items	950	1,276
Change in operating assets and liabilities:
Accounts and notes receivable	(875)	1,481
Inventory	(2,420)	(1,255)
Accounts payable and other current liabilities	(65)	(2,213)
Other	554	(542)

Net cash used in operating activities	(15,689)	(12,586)

Investing activities
Purchases of property and equipment	(2,460)	(521)
Disposals of property and equipment	5	9
Maturities of short-term investments	2,499	—
Other	—	136

Net cash provided by (used in) investing activities	44	(376)

Financing activities
Proceeds from issuance of stock	—	17,806
Proceeds from exercise of stock options	234	776
Payments on long-term debt	(2,489)	(2,475)
Outside funding of research and development	—	6,198
Other	—	(29)

Net cash (used in) provided by financing activities	(2,255)	22,276

Effect of exchange rate changes on cash	21	(64)

Net (decrease) increase in cash and cash equivalents	(17,879)	9,250
Cash and cash equivalents at beginning of period	53,477	54,340

Cash and cash equivalents at end of period	$35,598	$63,590

See accompanying notes to condensed consolidated financial statements

TriPath Imaging, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)
(In thousands, except per share amounts)
September 30, 2002

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by TriPath Imaging, Inc. in accordance with generally accepted accounting principles for interim financial information and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future periods. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K (File No. 0-22885) for the year ended December 31, 2001.

Reclassifications

Certain amounts, specifically those attributable to our TriPath Oncology segment (see Note 7) and to our accounting for health care costs, in the accompanying condensed consolidated financial statements have been reclassified to more accurately reflect research and development and general and administrative expenses. These reclassifications had no effect on current, or previously, reported net loss or stockholders’ equity.

2. Inventory

Inventory consists of the following:

	September 30,	December 31,
	2002	2001

Raw materials	$8,102	$7,442
Work-in-process	432	275
Finished goods	2,675	3,001

	$11,209	$10,718

Instruments	$9,886	$9,628
Reagents and consumables	1,323	1,090

	$11,209	$10,718

For the three months ended September 30, 2002 and 2001, reclassifications of $150 and $296, respectively, occurred between customer-use assets, property and equipment, and inventory. For the nine months ended September 30, 2002 and 2001, such reclassifications were $1,712 and $1,418, respectively.

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

4. Long-Term Debt

Included in current and long-term debt are the remaining outstanding balances on a $7,000 subordinated term loan, which we obtained from a syndicate of lenders in February 2000 to finance operations. As of September 30, 2002, the balance outstanding was $1,458, all classified as current. The loan, which is collateralized by substantially all of our assets, accrues interest at a rate equal to the U.S. Treasury Note plus 8%. Accrued interest was due monthly for the first six months of each draw, at which time the outstanding principal balance became payable over a thirty-month term. In connection with this term loan, we issued to the lenders warrants to purchase 223,253 shares of our common stock. Using a Black-Scholes pricing model, the warrants were valued upon issuance at $675, which represented non-cash debt issuance costs. These warrants, which expire in 2007, were recorded as additional paid-in capital and the resulting debt issuance costs are being amortized on a straight-line basis to interest expense over the three-year term of the loan. These warrants have a weighted average exercise price of $4.70 and were exercisable upon issuance.

5. Line of Credit

In February 2000, we obtained a $5,000 working capital facility with Silicon Valley Bank. The outstanding balance is limited to an amount equal to 80% of eligible accounts receivable. The line commitment was renewed for an additional one-year term in January 2002. At September 30, 2002, there was no outstanding balance on the line of credit. In August 2002, a letter of credit for $1,500 was issued against this line to secure operating lease financing in connection with certain facility related capital expenditures. The line bears interest at the bank’s prime rate plus 1/2% and is collateralized by substantially all of our assets. The line of credit carries customary covenants, including the maintenance of a minimum modified quick ratio, minimum tangible net worth and other requirements.

During August 2002, we obtained a $1,500 lease line of credit (“lease line”) from Bank of America. This lease line is secured by a letter of credit against our line of credit with Silicon Valley Bank discussed above. This lease line carries three-year lease terms for items acquired under it and financing charges based on three-year constant Treasury Maturities. The lease line will be used as an alternative source of capital to secure operating leases for assets, primarily equipment. As of September 30, 2002, there were $301 of assets leased under this lease line.

6. Other Liabilities

We have recorded a short-term contingent liability of $2,475 in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” on the basis that the likelihood of a future event occurring is probable and reasonably estimable. This contingency relates to our obligation to pay a third party, who received 180,000 shares of our common stock in January 2001 under a settlement agreement, an amount in cash equal to the difference between the market price of our common stock on a specified date in January 2003 and a predetermined target price. The aggregate amount of such obligation will in no event

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except per share amounts)

exceed $2,880. An amount of $1,525, attributable to this contingent liability, was accrued under other long-term liabilities at December 31, 2001.

We entered into a series of agreements with Becton, Dickinson and Company (“BD”) on July 31, 2001, to develop and commercialize molecular diagnostics and pharmacogenomic tests for cancer as part of the ongoing strategic alliance between BD and Millennium Pharmaceuticals, Inc. (“Millennium”). We have accounted for the transaction in accordance with the provisions of SFAS No. 68, “Research and Development Arrangements.” In connection with the transaction, we recorded $6,198 in deferred research and development (“R&D”) funding, which will be amortized against such expenses over thirty months on a straight line basis. During the three and nine months ended September 30, 2002, $620 and $1,859, respectively, of amortization was recorded against R&D expenses. Included in current and other long-term liabilities are the unamortized balances of $2,479 and $826, respectively.

7. Operations by Industry Segment

Description of Products and Services by Segment

We develop, manufacture, market and sell proprietary products for cancer detection, diagnosis, staging, and treatment selection. We are using our proprietary technologies and know-how to create an array of products designed to improve the clinical management of cancer. We currently operate in two business segments: Commercial Operations, which centers its efforts on cervical cancer screening, and TriPath Oncology, which is focused on the development of molecular diagnostic and pharmacogenomic tests for malignant melanoma and cancers of the cervix, breast, ovary, colon, and prostate.

Results by Segment

TriPath Oncology began operations on July 31, 2001. The results, by segment, for the three and nine months ended September 30, 2002 and 2001, are as follows:

	Three Months Ended September 30, 2002

	Commercial	TriPath
	Operations	Oncology	Total

Sales	$9,826	$—	$9,826
Cost of sales	3,886	—	3,886

Gross profit	5,940	—	5,940
Operating expenses:
Research and development	491	1,582	2,073
Regulatory	871	129	1,000
Sales and marketing	4,521	220	4,741
General and administrative	1,490	984	2,474

Total operating expenses	7,373	2,915	10,288

Operating loss	$(1,433)	$(2,915)	$(4,348)

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except per share amounts)

Results by Segments, continued

	Three Months Ended September 30, 2001

	Commercial	TriPath
	Operations	Oncology	Total

Sales	$5,250	$—	$5,250
Cost of sales	2,248	—	2,248

Gross profit	3,002	—	3,002
Operating expenses:
Research and development	1,135	745	1,880
Regulatory	517	—	517
Sales and marketing	5,120	—	5,120
General and administrative	2,484	643	3,127

Total operating expenses	9,256	1,388	10,644

Operating loss	$(6,254)	$(1,388)	$(7,642)

	Nine Months Ended September 30, 2002

	Commercial	TriPath
	Operations	Oncology	Total

Sales	$26,521	$—	$26,521
Cost of sales	10,925	—	10,925

Gross profit	15,596	—	15,596
Operating expenses:
Research and development	1,726	4,608	6,334
Regulatory	1,706	386	2,092
Sales and marketing	14,787	703	15,490
General and administrative	3,952	3,075	7,027

Total operating expenses	22,171	8,772	30,943

Operating loss	$(6,575)	$(8,772)	$(15,347)

	Nine Months Ended September 30, 2001

	Commercial	TriPath
	Operations	Oncology	Total

Sales	$20,690	$—	$20,690
Cost of sales	10,000	—	10,000

Gross profit	10,690	—	10,690
Operating expenses:
Research and development	4,559	745	5,304
Regulatory	1,542	—	1,542
Sales and marketing	12,314	—	12,314
General and administrative	6,361	643	7,004

Total operating expenses	24,776	1,388	26,164

Operating loss	$(14,086)	$(1,388)	$(15,474)

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except per share amounts)

Results by Segments, continued

All sales were generated from external customers. There were no inter-segment revenues. Sales to external customers in the Commercial Operations segment for the three and nine months ended September 30, 2002 include the following:

	Three Months Ended	Nine Months Ended
	September 30, 2002	September 30, 2002

Instruments	$1,631	$4,760
Reagents	6,564	17,118
Fee-per-use and other	1,631	4,643

Total sales	$9,826	$26,521

At September 30, 2002, we had accounts and notes receivable of $2,018 from a company which disclosed to us its intention to exit the cervical cytology business. The contract we have with this customer was a multi-year agreement that included commitments for reagents and disposables. We are currently negotiating with this company in an effort to reach a mutually acceptable settlement under our agreements, and we expect no material adverse financial impact on our results of operations or financial position. However, if our negotiations fail to produce a result that is acceptable to us, we may need to enforce our rights under the agreement through litigation, which could result in additional costs to us.

Depreciation and amortization expense for the three and nine months ended September 30, 2002 amounted to $939, and $2,751, respectively, for the Commercial Operations segment and $39 and $82, respectively, for the TriPath Oncology segment. The TriPath Oncology segment also amortized $620 and $1,859, respectively, of deferred R&D funding against R&D expenses for the three and nine months ended September 30, 2002.

As of September 30, 2002, the TriPath Oncology segment had total assets of $2,030 and the Commercial Operations segment had total assets of $77,070.

8. Recently Issued Accounting Standards

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” (“SFAS 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001 and have been adopted, as required, in fiscal year 2002. We have completed our evaluation of goodwill under SFAS 142 and have reassigned the remaining net book value of $2,234 to specifically identifiable intangible assets, namely acquired rights to certain intellectual property surrounding our pathology workstation products and our location-guided screening technology. This reassigned intangible asset will be amortized over the next 14 years in a manner similar to the assets to which it was assigned. Included in the third quarter of 2002 was $38 of

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except per share amounts)

amortization attributable to this reassigned intangible asset. This quarterly amortization will continue until it is fully amortized as described above.

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

In April 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“Issue 94-3”). SFAS 146 addresses the accounting and reporting for costs associated with exit or disposal activities resulting from entities increasingly engaging in exit and disposal activities where certain costs associated with those activities were recognized as liabilities at a plan (commitment) date under Issue 94-3 but did not meet the definition of a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements.” The standard is effective for us beginning January 1, 2003. We do not expect the adoption of SFAS 146 to have a material impact on our results of operations or financial position.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions—an amendment of FASB Statements No. 72 and No. 144 and FASB Interpretation No. 9,” (“SFAS 147”). The provisions of SFAS 147 that relate to the application of the purchase method of accounting apply to all acquisitions of financial institutions, except transactions between two or more mutual enterprises. The provisions of SFAS 147 that relate to the application of Statement No. 144 apply to certain long-term customer-relationship intangible assets recognized in an acquisition of a financial institution, including those acquired in transactions between mutual enterprises. Following the issuance of Statement Nos. 141 and 142, constituents asked the Board to reconsider the need for the guidance in Statement No. 72 and Interpretation No. 9; in particular, the special accounting for the unidentifiable intangible asset recognized under paragraph 5 of Statement No. 72. In developing this Statement, the Board concluded that the guidance in Statement No. 72 and Interpretation No. 9 is no longer necessary. The standard is effective for us beginning October 1, 2002. We do not expect the adoption of SFAS 147 to have an impact on our results of operations or financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Trademarks

AutoCyte®, AutoCyte Quic®, AutoPap®, CytoRich®, ImageTiter®, NeoPath®, PAPMAP®, PREPAP®, and TriPath Imaging®, are registered trademarks of TriPath Imaging, Inc. TriPath Care Technologies™, i3 Series™, FocalPoint™, PrepMATE™ PrepStain™, Slide-Wizard™, SurePath™, TriPath Oncology™ and AutoCyte PREP™ are trademarks of, TriPath Imaging, Inc. All other products and company names are trademarks of their respective holders.

This report on Form 10-Q contains forward-looking statements based on our current plans and expectations of our management. Important information about the bases for these plans and expectations and certain factors that may cause our actual results to differ materially from these statements are contained below and in “Certain Factors Which May Affect Future Operations and Results,” beginning on page 21.

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

Commercial Operations

During 2002, we adopted the trademark “TriPath Care Technologies” to describe our commercial product offerings and to communicate the broad nature of our corporate vision and the value created by our growing product portfolio, including the “i3 Series” and SlideWizard product lines.

To further refine our market positioning and to enhance brand awareness among our customers, we have re-branded our cervical cancer screening products under the “i3 Series” product line. Our “i3 Series” product line for screening for cervical cancer is the first integrated system for the collection, preparation, staining and computerized analysis of conventional Pap smears and liquid-based, thin-layer slide preparations. Our “i3 Series “ product line includes the:

•	SurePath test pack (“SurePath”), a proprietary, liquid-based cytology sample collection, preservation and transport system, including the PrepStain Slide Processor, an automated slide preparation system that produces slides with a standardized, thin layer of stained cervical cells, which together were formerly known as the AutoCyte PREP System (SurePath and the PrepStain Slide Processor collectively referred to as “PrepStain”). SurePath addresses errors in cell sample collection and slide preparation while providing a liquid medium for adjunctive laboratory testing of specimens, whereas the PrepStain Slide Processor reduces the complexity of interpretation by providing a homogeneous, more representative and standardized thin layer of stained cells and a liquid medium for adjunctive laboratory testing of specimens. The United States Food & Drug Administration (“FDA”) approved PrepStain in June 1999. The PrepMATE, an accessory to the PrepStain, is designed to automate several steps in the preparation of SurePath thin-layer slides. The PrepMATE automatically mixes and removes the specimen from the SurePath preservative fluid vials, and layers the specimen onto the SurePath density reagent in a test tube for automated slide preparation and staining. Additionally, there is a manual method for use of the SurePath product in which the cell suspension is layered onto the slide and stained by a laboratory technician. The FDA approved both the PrepMATE accessory and the manual method for preparation of SurePath thin-layer slides for cytologic screening for cancer of the uterine cervix in May 2001.

•	FocalPoint SlideProfiler System (“FocalPoint”), a slide screening system that uses proprietary technology to distinguish between normal thin-layer or conventional Pap smears and those that have the highest likelihood of abnormality, formerly known as the AutoPap Primary Screening System. In May 1998, FocalPoint was approved by the FDA as the first and only fully automated device for primary screening of conventional Pap smear slides. In October 2001, FocalPoint was further approved by the FDA to screen PrepStain processed thin-layer slides.

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

PrepStain

We generate PrepStain revenue from either the sale, rental or lease of PrepStain systems and from the sale of the related SurePath and PrepStain test kits, comprised of proprietary reagents and other disposables. Additionally, we generate revenue from service contracts on the PrepStain systems. For system sales, customers purchase the PrepStain instrument and make separate purchases of SurePath and PrepStain test kits. We recognize revenue on sales of the PrepStain system at the time the instrument is installed and accepted at the customer site. For system rentals, we place PrepStain systems at the customer’s site free of charge and the customer is obligated to purchase SurePath and PrepStain test kits for a fixed term, typically three or four years. Under these transactions, there is no revenue recognized on the PrepStain system hardware. For system leases, we offer two alternatives. The first alternative involves a lease arrangement directly through us for the PrepStain instrument and related hardware. These leases require monthly payments for the equipment and are typically for 36 or 48-month terms. The customer purchases the SurePath and PrepStain reagents and disposables that run on the instruments separately from the lease on an as-needed basis. Under these transactions, there is no up front revenue recognized on the PrepStain system hardware. The second alternative is known as our “IPO program”, under which PrepStain systems are purchased by a third party financial institution and are placed at the customer’s site free of charge. The customer then purchases the SurePath and PrepStain reagents at a price that is sufficient to repay the financial institution for the cost of the PrepStain instrument and to provide us with an acceptable profit on the reagents and disposables. Under the IPO program, we record revenue for the instrument sale at the time the instrument is installed and accepted at the customer site. Since 2001, our strategy has been to emphasize in house reagent rentals versus the IPO program for the instruments placed with customers in an effort to permit us to retain a greater percentage of the ongoing, higher margin PrepStain reagent revenue stream. Regardless of whether PrepStain systems are sold, rented or leased, however, each system placed typically provides a recurring revenue stream as customers process our SurePath test packs.

FocalPoint

We generate FocalPoint related revenue from the direct sale of FocalPoint systems and from the placement of FocalPoint systems under fee-per-use contracts. In the latter case, fee-per-use revenue commences in the month a system is initially placed in commercial use at a customer site and consists of per-slide monthly billings, fixed rental billings, or certain fee-per-use contracts that require minimum payments. Domestic customers may also elect to lease the FocalPoint instrument under the IPO program. We had converted several fee-per-use contracts to direct sale arrangements prior to 2002. Additionally, we generate revenue from service contracts on FocalPoint systems. We have and will continue to consider arrangements that may involve the placement of FocalPoint instruments at customer sites free of instrument charge for increased commitments for purchases of our SurePath and PrepStain test kits.

SlideWizard

We also generate revenue from either the sale or rental of our SlideWizard line of products and from service contracts on these products. For system sales, customers purchase the products through distributors in countries where such relationships exist. Where distributor arrangements do not exist, we sell these products directly to the customer.

We market our cervical screening products to domestic and foreign clinical laboratories through direct sales activities in the United States and primarily through distributors in international markets. In the fourth quarter of 2000, we significantly expanded our marketing and sales activities to accelerate the commercialization of our products. We hired additional laboratory sales representatives to increase contact potential for the laboratory customer marketplace. Through an alliance with Nelson Professional Sales (“NPS”) begun in late 2000, we engaged the physician market directly for the first time by adding physician directed representatives, on a contract basis, to augment our direct sales efforts. The NPS relationship allowed us to quickly establish a selling presence external to the laboratory and has served us well. In April 2002, we terminated the agreement with NPS. Simultaneously, we extended offers of employment to the physician representatives and created a direct physician sales force as a critical element of our commitment to grow our Commercial Operations business. To further educate and reinforce the benefits of our cervical cancer screening products, we initiated a partnership in 2001 with a third party physician/peer selling organization that will continue into 2002. In addition, we entered into an agreement with a third-party financial institution to support the placement of PrepStain systems that are leased under our IPO program, and FocalPoint fee-per-use systems to help maximize the number of instruments placed with customers and thereby increase our ongoing, higher margin PrepStain reagent and fee-per-use revenue streams. As a result of these efforts, we anticipate that manufacturing and marketing expenses will increase to the extent that market acceptance of our products increases.

In July 2002, Digene Corporation (“Digene”) informed us that it had received a “not approvable” letter from the U.S. Food and Drug Administration for its Pre-Market Approval Supplement application to use our SurePath test pack as a specimen collection medium for its Hybrid Capture® 2 (hc2) HPV DNA Test. We are working with Digene and the FDA to resolve and respond to the issues identified in the letter. Although it will be necessary to collect and submit additional clinical data to the FDA, we remain hopeful, and Digene has stated that it believes, that resolution of the issues identified by the FDA will not significantly alter our expectations for introduction of the product in the latter half of 2003.

In October 2002, the American Medical Association (“AMA”) published its official and most comprehensive coding resource, “CPT Professional 2003.” Included in the publication are two new cytopathology CPT® codes, 88174 and 88175. These two new codes for automated thin layer preparation screened by an automated system had been announced by the Centers for Medicare & Medicaid Services (“CMS”) in September 2002. These CPT codes are applicable to the combined use of our SurePath slides screened using our FocalPoint slide profiler. To our knowledge, we are presently the only company to offer laboratories an FDA-approved automated screening system that can be utilized to evaluate both thin-layer slide preparations and conventional Pap smears on a single computerized platform.

Also included in the CMS announcement were tentative payment determinations. The tentative payment determination for the cytopathology tests provides for an appropriate reimbursement amount by combining current payment amounts for the liquid based slide preparations and a portion of either of the two codes that represent the automated screening system. There can be no assurance, however, that the tentative payment determinations will be finalized without adjustment or that the laboratories claiming reimbursement under these CPT codes will be successful in obtaining favorable reimbursement.

CMS will issue a Program Memorandum (“PM”) with instructions on the 2003 Clinical Laboratory Fee Schedule to its carriers and intermediaries. The PM should be available on the CMS website after November 8, 2002. This PM will include the final payment determinations for the new tests performed under the new CPT codes. The 2003 Medicare Clinical Laboratory Fee Schedule will be effective for services delivered beginning January 1, 2003.

In June 1999, as a condition of the approval of the PrepStain System by the FDA, we were required to report results of a direct to vial study of PrepStain in our periodic post-approval reports. We worked in collaboration with the FDA to design the clinical study protocol and subsequently initiated the study following FDA approval of the protocol in August 2000. On October 1, 2002, we received approval for our PreMarket Approval Supplement that requested removal of this post approval condition. In its approval order, the FDA stated that it considered the conditions for approval to be satisfied.

We initiated clinical trials in the U.S. for the use of alternative collection devices with our SurePath Test Pack in the third quarter and hope to receive FDA approval by the second half of 2003. We are also initiating U.S. clinical trials for our next generation imaging system, the FocalPoint GS, which uses location-guided screening to offer laboratories increased productivity. We anticipate the FocalPoint GS trial to be completed by the middle of 2003, assuming that we reach binding agreement with the FDA regarding protocol for the trial by the end of 2002. There can be no assurance that any of these proposed products will demonstrate clinical efficacy or receive the required regulatory approvals.

TriPath Oncology Business

Our TriPath Oncology business focuses on developing and commercializing molecular diagnostic and pharmacogenomic tests for a variety of cancers. On July 31, 2001, we entered into a series of agreements with Becton, Dickinson and Company (“BD”) to develop and commercialize molecular diagnostic and pharmacogenomic tests for malignant melanoma and cancers of the cervix, breast, ovary, colon and prostate as part of the ongoing strategic alliance between BD and Millennium Pharmaceuticals, Inc. (“Millennium”).

The goal of our molecular oncology program is to utilize discoveries in genomics and proteomics research to develop and commercialize diagnostic and pharmacogenomic tests to improve the clinical management of cancer. Specifically, we have active programs in development designed to identify individuals with cancer at the earliest possible stage of the disease, provide individualized predictive and prognostic information, guide treatment selection for patients with cancer, and predict disease recurrence. The core products and services we are developing through our collaboration with BD will be based upon genomic and proteomic markers identified through discovery research conducted by Millennium under its existing research and development agreement with BD. TriPath Oncology will clinically validate and develop these proprietary cancer markers into commercial diagnostic and pharmacogenomic oncology products and services. Commercial responsibilities for resulting products will be shared between BD and TriPath Oncology. BD will continue to fund additional discovery research activities at Millennium.

In the third quarter of 2002, we began actively translating unique gene expression patterns or markers provided by Millennium into proteins and monoclonal antibody reagents for adaptation into universally accepted commercial testing formats and initiated pre-clinical validation studies. We have adapted our proprietary image acquisition and analysis technology as a platform for all of our development activities.

There can be no assurance however, that our development work in these areas will result in clinically effective or commercially viable tests.

We continue to make progress in our efforts to commercially launch our melanoma gene expression assay by the end of 2002. However, there can be no assurance that we will be successful in commercializing the Melastatin reagent or that our commercialization partner will be successful in its development of the test for launch of the product to its customers.

TriPath Oncology is not expected to generate any significant revenue until 2004. Consequently, our oncology business unit will incur expenses in excess of revenues generated. Some of these expenses include the lease of several laboratories at BD’s facility in Research Triangle Park, North Carolina. This arrangement substantially ended in July 2002 after TriPath Oncology occupied its own, newly equipped laboratory and office space in Research Triangle Park. However, we have maintained several small laboratories at the BD facility.

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

Critical Accounting Policies

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, we identified our most critical accounting policies and estimates upon which our financial status depends as those relating to revenue recognition, allowance for doubtful accounts receivable, inventory and valuation of long-lived and other intangible assets. We reviewed our policies and determined that those policies remain our most critical accounting policies for the three and nine months ended September 30, 2002. We did not make any changes in those policies during the quarter.

Results of Operations

Three Months Ended September 30, 2002 and September 30, 2001

Revenue — Revenues for the third quarter of 2002 were $9.8 million, representing an increase of 87.2%, compared to revenues of $5.3 million in the third quarter of 2001. The net increase was primarily due to an increase in reagent sales of $3.5 million, or 114.9%, and an increase in sales of instruments of $753,000, or 85.8%, during the third quarter of 2002 compared to the third quarter of 2001. Other revenues, consisting primarily of fee-per-use sales, service on system placements, sales of non-instrument related SlideWizard products and various international consumable products, and freight, increased approximately $312,000 during the third quarter of 2002, mostly attributable to various international consumable product sales.

In the third quarter of 2002, domestic sales of our SurePath and PrepStain reagents increased $2.5 million, or 111.7%, and international sales increased $1.1 million, or 123.3%. FocalPoint fee-per-use declined by $97,000 between the third quarters of 2002 and 2001, while worldwide sales of FocalPoint systems increased approximately $1.0 million during the third quarter of 2002, with no instrument sales in the comparable quarter of 2001. Sales of PrepStain instruments worldwide decreased by about $378,000, or 43.0%, during the third quarter of 2002, including a domestic decline of $609,000 related to a decline in sales of PrepStain instruments under our IPO program during the third quarter of 2002, partially offset by an increase of $231,000 internationally compared with the third quarter of 2001. All PrepStain instrument placements during the current third quarter were completed using in-house funding. Sales related to our Extended SlideWizard instruments increased $89,000 between the two comparable quarters.

We believe that our recorded increase in reagent sales continues to be attributable to several factors. First, our team of sales and marketing professionals now has several quarters of experience selling our products. Second, we revised our sales incentive programs to promote reagent sales. Third, we sought to build a “franchise” among academic centers of excellence and successfully added high profile, opinion leaders to our customer list. Fourth, we directed our sales organization to target laboratories where increased test volumes provide greater opportunity for repeat reagent sales. Fifth, we focused on the placement of new PrepStain instruments under reagent rental arrangements and in-house lease arrangements rather than through our IPO program. This has resulted in reduced revenue recorded from up-front capital equipment sales associated with the IPO program but has added to our revenue from the sale of reagents. Finally, we have leveraged the FDA approvals for the PrepMATE accessory to our PrepStain system, as well as the approval for FocalPoint screening of SurePath thin-layer slides, and the receipt of a Medical Device License in Canada to market both our PrepStain System and the PrepMATE accessory.

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

Gross Margin - Gross margin for the third quarter of 2002 was 60.5%, an increase from 57.2% in the comparable period of 2001. The increase was primarily attributable to a greater portion of revenues consisting of higher margin PrepStain and SurePath consumable sales than the corresponding quarter in 2001 and to efficiencies gained as the result of our introduction of lean manufacturing into our Burlington, NC operations.

Research and Development - Research and development expenses include salaries and benefits of scientific and engineering personnel, testing equipment, relevant consulting and professional services, components for prototypes and certain facility costs. Research and development expenses for the third quarter of 2002 were $2.1 million, a 10.3% increase from $1.9 million in the third quarter of 2001. This increase was primarily attributable to expenses incurred at TriPath Oncology, which only began operating during the third quarter of 2001. These expenses increased from approximately $745,000 in the third quarter of 2001 to $1.6 million in the third quarter of 2002, while a decline in these expenses in the Commercial Operations segment was attributable in large part to reduced and realigned activity in new research and development work and the transfer of our Imaging Technology group to TriPath Oncology.

Regulatory - Regulatory expenses include salaries and benefits of regulatory and quality personnel, costs related to clinical studies and submissions to the FDA, and relevant consulting services. Regulatory expenses for the third quarter of 2002 were $1.0 million, a 93.4% increase from $517,000 in the third quarter of 2001. This increase was primarily attributable to the preliminary activities surrounding several clinical trials, particularly the FocalPoint GS and Alternative Collection Device trials. These expenses will likely remain consistent, to slightly higher, in the fourth quarter as these clinical trials begin though some quarterly variability in these expenses is possible depending on exact trial start dates and subsequent progress.

Sales and Marketing – Sales and marketing expenses include salaries and benefits of sales, marketing, sales support and service personnel, and their related expenses. In addition, non-personnel-related expenses related to marketing our products are also included in sales and marketing expenses. Sales and marketing expenses for the third quarter of 2002 were $4.7 million, a 7.4% decrease from $5.1 million in the third quarter of 2001. This decrease resulted as we scaled back certain consulting-related sales and marketing activities while we reassessed the overall effectiveness of the activities undertaken to date. In past quarters, we have undertaken steps to significantly expand our sales and marketing capabilities, including the building of a marketing organization during the last half of 2001. During the second quarter of 2002, we employed the majority of the physician sales representatives engaged under our arrangement with Nelson Professional Sales (“NPS”). Additionally, during the second quarter of 2002, we reorganized the sales force into seven divisions, as opposed to three, to better divide the U.S. into manageable territories. Overall, we expect that there will be some savings attributable to this reorganization and we anticipate that sales and marketing costs will range from $4.5 to $5.0 million during the fourth quarter of 2002.

General and Administrative — General and administrative expenses include salaries and benefits for administrative personnel, legal and other professional fees and certain facility costs. General and administrative expenses for the third quarter of 2002 were $2.5 million, which represents a decrease of 20.9% versus the same period in 2001. The majority of this decrease is attributable to a reduction in amounts recorded between years under a contingent liability (see note 6 in Notes to Condensed Consolidated Financial Statements).

Interest Income and Expense — Interest income for the third quarter of 2002 was $191,000, a 70.6% decrease from $650,000 during the third quarter of 2001. This decrease was primarily attributable to lower invested cash balances. Interest expense also decreased 75.5% from $502,000 in the third quarter of 2001, to $123,000 in the third quarter of 2002. This decrease is primarily due to a lower balance of outstanding debt in the third quarter of 2002 compared to the third quarter of 2001.

Nine Months Ended September 30, 2002 and September 30, 2001

Revenue — Revenue for the nine months ended September 30, 2002 was $26.5 million, representing a $5.8 million, or 28.2%, increase compared to revenue of $20.7 million in the corresponding period in 2001. The net increase resulted primarily from a $9.5 million, or 124.9%, increase in sales of reagents. Offsetting this increase somewhat was a net decrease in instrument sales of $3.8 million. Other revenues, consisting primarily of fee-per-use revenue, service on system placements, non-instrument related SlideWizard sales, various international consumable products, and freight, increased $125,000. This change is comprised of a decrease of $988,000 in fee-per-use revenue partially offset by increases in other revenue of approximately $1.1 million between 2001 and 2002. Various international consumable product sales accounted for $745,000 of this other revenue increase.

We believe that our recorded increase in reagent sales can be attributed to the several factors discussed above, including our expanded sales and marketing team, our revised sales incentives, our increased exposure among doctors and academics, our focus on PrepStain reagent rental arrangements rather than on our IPO program and FDA approval of our products.

We believe that the overall decline in instrument revenue, related to both FocalPoint and PrepStain, is attributable to several factors. First, we believe that much of the $2.2 million decline in FocalPoint instrument sales resulted from the ongoing U.S. market shift toward liquid-based Pap smear testing. FocalPoint was not FDA approved to screen SurePath thin-layer slides until the fourth quarter of 2001 and, therefore, could only be used for the screening of conventional Pap smears in the U.S. for most of the year. The decline in the number of tests performed on FocalPoint corresponded with the general decline in conventional Pap smear testing in the U.S. in 2001. Since receiving FDA approval in October of 2001 to screen SurePath thin-layer slides on FocalPoint, we have leveraged our combined product to drive sales of reagents and disposables. We expect to realize the results from our combined product beyond 2002. Second, as we awaited FDA approval of our combined product, we shifted our sales efforts to focus on our higher margin reagent and disposable business. The decline in domestic PrepStain instrument revenue of $2.5 million, can be attributed to our focus on the placement of new PrepStain instruments under reagent rental arrangements and in-house lease arrangements rather than IPO third party leasing programs as discussed above. The overall decrease in instrument sales was partially offset by increases of $411,000 in international PrepStain instrument revenue and $418,000 in sales of our Extended SlideWizard products.

Gross Margin - Gross margin for the nine months ended September 30, 2002 was 58.8%, compared with 51.7% in the corresponding period in 2001. This change was primarily attributable to a greater proportion of revenue from higher margin SurePath and PrepStain reagents and disposable sales than in the corresponding period in 2001.

Research and Development – Research and development expenses include salaries and benefits of scientific and engineering personnel, testing equipment, relevant consulting and professional services, components for prototypes and certain facility costs. Research and development expenses for the nine months ended September 30, 2002 were $6.3 million, representing a 19.4% increase from $5.3 million in the corresponding period in 2001. This increase was primarily attributable to expenses incurred at TriPath Oncology, which did not exist until the third quarter of 2001, while a decline in these expenses in the Commercial Operations segment was attributable in large part to reduced and realigned activity in new research and development work, the transfer of our Imaging Technology group to TriPath Oncology, and to reduced professional fees between comparable periods.

Regulatory - Regulatory expenses include salaries and benefits of regulatory and quality personnel, costs related to clinical studies and submissions to the FDA, and relevant consulting services. Regulatory expenses for the nine months ended September 30, 2002 were $2.1 million, representing a 35.7% increase from $1.5 million in the corresponding period in 2001. This increase was primarily attributable to the initiation of activities surrounding several clinical trials, particularly the FocalPoint GS and Alternative Collection Device trials, and to efforts surrounding the implementation of an updated quality control system. These expenses will likely remain consistent, to slightly higher, in the fourth quarter as these clinical trials begin, and continue though some variability is possible depending on exact trial start dates and subsequent progress.

Sales and Marketing – Sales and marketing expenses include salaries and benefits of sales, marketing, sales support and service personnel, and their related expenses, as well as non-personnel-related expenses related to marketing our products. Sales and marketing expenses for the nine months ended September 30, 2002 were $15.5 million, representing a 25.8% increase from $12.3 million in the corresponding period in 2001. This increase is primarily due to our efforts to significantly expand our sales and marketing capabilities, including the addition of physician sales representatives in the third quarter of 2001 and the building of a marketing organization during the last half of 2001. During the second quarter of 2002, we terminated our agreement with NPS and employed the majority of those physician sales representatives engaged under that arrangement. Additionally, we reorganized the sales force into seven divisions, as opposed to three, to better divide the country into manageable territories. Overall, we expect that there will be some savings attributable to this reorganization and we anticipate that sales and marketing costs will range from $4.5 to $5.0 million during the fourth quarter of 2002.

General and Administrative – General and administrative expenses include salaries and benefits for administrative personnel, legal and other professional fees and certain facility costs. General and administrative expenses for the nine months ended September 30, 2002 were $7.0 million, essentially flat compared to the corresponding period in 2001. Reduced legal expenses offset an increase in amounts recorded between years under a contingent liability.

Interest Income and Expense — Interest income for the nine months ended September 30, 2002 was $804,000, representing a 59.0% decrease from $2.0 million in the nine months ended September 30, 2001, primarily attributable to lower average cash balances in 2002 and to declining interest rates during 2001. Interest expense decreased 66.1% from $1.3 million in the nine months ended September 30, 2001 to $456,000 in the nine months ended September 30, 2002, which was primarily attributable to declining debt balances outstanding.

Recently Issued Accounting Standards

In accordance with recently issued accounting pronouncements, we will be required to comply with certain changes in accounting rules and regulations. See Note 8 in Notes to Condensed Consolidated Financial Statements included herein.

Liquidity and Capital Resources

Since our formation, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of $221.4 million as of September 30, 2002. We have funded our operations primarily through the private placement and public sale of equity securities, debt facilities and product sales. We had cash, cash equivalents and short-term investments of $35.6 million at September 30, 2002 compared with $56.0 million at December 31, 2001.

Cash used in operating activities was $15.7 million during the nine months ended September 30, 2002 compared with $12.6 million during the corresponding period of 2001. Negative operating cash flow during both periods was caused primarily by operating losses. Capital expenditures were $2.5 million during the nine months ended September 30, 2002 and $521,000 during the corresponding period of 2001. We presently have no material commitments for capital expenditures. During August 2002, we secured a lease line of credit from Bank of America. This line is secured by a letter of credit against our line of credit with Silicon Valley Bank (see note 5 in Notes to Condensed Consolidated Financial Statements). This lease line of credit, which carries three-year lease terms for items acquired under it, will be used to secure operating leases for assets, primarily equipment, that would otherwise be recorded as capital expenditures. As of September 30, 2002, there were assets of $301,000 leased under this lease line.

During 2001, the declining interest rates in the U.S. and our cash burn rate impacted amounts earned on our invested funds. Short-term interest rates are at, or near, historical lows. Average yields on invested funds have fallen between 450 and 500 basis points since the beginning of 2001. This is contrary to the fixed-rate nature of our borrowings and other term debt. If this interest rate environment continues, there will be a net negative impact on our cash relative to net interest income.

We have recorded a short-term contingent liability of $2.5 million in accordance with the provisions of FASB SFAS No. 5, “Accounting for Contingencies,” on the basis that the likelihood of a future event occurring is probable and reasonably estimable. This contingency relates to our obligation to pay a third party, who received 180,000 shares of our common stock in January 2001 under a settlement agreement, an amount in cash equal to the difference between the market price of our common stock on a specified date in January 2003 and a predetermined target price. The aggregate amount of such obligation will in no event exceed $2.9 million. An amount of $1.5 million, attributable to this contingent liability, was accrued under other long-term liabilities at December 31, 2001.

On July 31, 2001, we completed a private placement of securities with BD pursuant to which BD acquired 2,500,000 shares of our common stock for $10.00 per share. The transaction with BD provided us with an additional $25.0 million in cash. Additionally, a wholly-owned subsidiary of Millennium simultaneously acquired 400,000 shares of our common stock in consideration for entering into a research license with us. We also paid $1.0 million in connection with other aspects of the transaction.

In connection with our collaboration with BD, we assumed the operations of BD Gene, BD’s research and development endeavor in the molecular diagnostics arena. The products developed by TriPath Oncology will be based upon the genomic discovery research conducted by Millennium under its existing research and development agreement with BD. TriPath Oncology and BD will clinically validate and develop proprietary markers provided by Millennium under its agreement with BD into commercial diagnostic and pharmacogenomic products and services. Commercial responsibilities for resulting products will be shared between BD and TriPath Oncology. TriPath Oncology is not expected to generate any significant revenue until 2004. Consequently, this segment of our business will incur expenses in excess of revenue generated. It is anticipated that during the fourth quarter of 2002, TriPath Oncology will incur approximately $1.0 million of expenses per month.

On February 8, 2000, we entered into a $7.0 million subordinated term loan with a syndicate of lenders to finance operations. We drew $5.3 million of this facility in February 2000 and the balance of $1.7 million in March 2000. We have remaining amounts outstanding under this loan of approximately $1.5 million at September 30, 2002. This loan will be fully amortized and repaid during the first quarter of 2003. At the present time, we have no plans to replace that loan with a similar facility after it is repaid (see note 4 in Notes to Condensed Consolidated Financial Statements).

In January 2002, we renewed a $5.0 million working capital facility with Silicon Valley Bank. The outstanding balance is limited to an amount equal to 80% of eligible accounts receivable. The line commitment expired on January 31, 2002 and was renewed for an additional year until January 31, 2003. The line bears interest at the bank’s prime rate plus 1/2% and is collateralized by substantially all of our assets. The line of credit carries customary covenants, including the maintenance of a minimum modified quick ratio, minimum tangible net worth, and other requirements. We had no outstanding borrowings under this agreement at September 30, 2002, though the availability under the line of credit could provide additional funding if needed. We have no other long-term debt commitments and no off-balance sheet financing vehicles other than the lease line of credit discussed below and in note 5 in Notes to Condensed Consolidated Financial Statements.

During August 2002, we secured a $1.5 million lease line of credit from Bank of America. This line is secured by a letter of credit against our line of credit with Silicon Valley Bank (see note 5 in Notes to Condensed Consolidated Financial Statements). This lease line of credit, which carries three-year operating lease terms for items acquired under it, will be used to secure operating leases for assets, primarily equipment.

We believe that our existing cash and anticipated additional debt and/or lease financing for internal use assets, rental placements of PrepStain and fee-per-use placements of FocalPoint, will be sufficient to enable us to meet our future cash obligations for at least the next twelve months. In connection with certain clinical trials, it is likely that regulatory expenses will increase over at least the next several quarters. While it is also possible that marketing and sales expenditures for the continued SurePath commercial rollout for gynecological uses in the United States, capital expenditures associated with placements of PrepStain IPO and rental units and FocalPoint fee-per-use instruments, and expenditures related to manufacturing, TriPath Oncology and other administrative costs may increase, we anticipate that our future sales growth and the cost control measures we have implemented should preclude us from having to raise additional funds. If, however, our existing resources prove insufficient to satisfy our liquidity requirements, we may need to raise additional funds through bank facilities, the sale of additional equity or debt securities or other sources of capital. The sale of any equity or debt securities, if required, may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all, which would have a material adverse effect on our liquidity and capital resources, business, financial condition and results of operations.

Our liquidity and capital requirements will depend on a number of factors, including:

•	the level of placements of both PrepStain and FocalPoint systems;

•	demand for our combined PrepStain and FocalPoint systems and related consumables for cervical cancer screening and of FocalPoint GS in the United States, if and when it gains FDA approval;

•	the resources required to further develop our marketing and sales capabilities domestically and internationally, and the success of those efforts;

•	the resources required to expand our manufacturing capacity, if any;

•	the resources required to conduct and complete our clinical trial activities;

•	our and TriPath Oncology’s ability to develop and commercialize products through collaborations with BD and others; and

•	the extent to which our products gain market acceptance.

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

The following factors, among others, create risks and uncertainties that could affect our future or other performance:

•	our ability to successfully commercialize the diagnostic oncology products and services developed by TriPath Oncology;

•	our dependence on the collaboration with BD, any changes in its business direction or priorities or defaults in its or Millennium’s obligations which may have an adverse impact on our product development efforts;

•	market acceptance of our products and services;

•	our history of operating losses and our expectation that we will incur significant additional operating losses;

•	any inability to raise the capital that we will need to sustain our operations;

•	our ability to establish and maintain licenses, strategic collaborations and distribution arrangements;

•	uncertainties regarding the financial impact of the new CPT codes and their implementation;

•	our ability to manufacture sufficient amounts of our products for development and commercialization activities;

•	our dependence on limited source suppliers for key components of our cervical screening products;

•	our ability to comply with the extensive domestic and international governmental regulatory approval and review procedures to which the manufacture and sale of our products are subject, and the expense associated with such compliance;

•	our limited marketing and sales resources;

•	difficulties in managing our growth;

•	our ability to obtain and maintain adequate patent and other proprietary rights protection of our products and services;

•	time consuming and expensive proceedings to obtain, enforce or defend patents and to defend against charges of infringement that may result in unfavorable outcomes and could limit our patent rights and our activities;

•	significant fluctuations in our revenues and operating results, which have occurred in the past and which we expect to continue to fluctuate in the future;

•	risks associated with international sales and operations and collaborations;

•	competition and technological change that may make our potential products and technologies less attractive or obsolete;

•	failure to acquire technology and integrate complementary businesses;

•	our customers’ ability to obtain reimbursement for our products and services from third-party payers; and

•	any loss or inability to hire and retain qualified personnel.

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

Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. Our financial results and cash flows are subject to fluctuation due to changes in interest rates, primarily from our investment of available cash balances in highly rated institutions. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under Liquidity and Capital Resources,” for further discussion of the impact of interest rates on our financial results.

We operate in several foreign countries and are subject to fluctuations in foreign currencies to a minor extent. We have no foreign exchange contracts, option contracts, or other foreign hedging arrangements. However, the impact of fluctuations in foreign currencies on our financial results has not been material and such fluctuations are unlikely to have a material adverse effect on our business, financial condition or results of operations in the future.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based on their evaluation, our principal executive officer and principal financial officer concluded that these controls and procedures are effective in timely alerting them to material information required to be disclosed by us in the reports that we file with the SEC. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 6. Exhibits and Reports on Form 8-K:

(a) Exhibits

See Exhibit Index immediately following the Certifications.

(b) Reports on Form 8-K.

On August 14, 2002, TriPath Imaging, Inc. filed a current report on Form 8-K with the SEC announcing that we filed our quarterly report on Form 10-Q for the quarter ended June 30, 2002 with the Securities & Exchange Commission and attached as correspondence to that Form 10-Q the certifications of our Chief Executive Officer and our Chief Financial Officer, as required by 18 U.S.C. Section 1350.

TRIPATH IMAGING, INC.
FORM 10-Q
September 30, 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIPATH IMAGING, INC.

DATE: November 5, 2002	BY: /s/ Stephen P. Hall

Stephen P. Hall Senior Vice-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Certification Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934

I, Paul R. Sohmer, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of TriPath Imaging, Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002	/s/ Paul R. Sohmer

Paul R. Sohmer, M.D. Chief Executive Officer

Certification Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934

I, Stephen P. Hall , certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of TriPath Imaging, Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6 2002	/s/ Stephen P. Hall

Stephen P. Hall Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

3.1	Restated Certificate of Incorporation. Filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended June 30, 2002 (File No. 0-22885) and incorporated herein by reference.

3.2	Amended and Restated By-laws of the Company. Filed as Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended June 30, 2002 (File No. 0-22885) and incorporated herein by reference.