Form 10-Q
period 2003-03-31
TRIPATH IMAGING INC
filed 2003-05-07
CIK 1041426

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003

OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to

Commission file number 0-22885

TRIPATH IMAGING, INC.

Exact name of registrant as specified in its charter)

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2003

Common Stock, $.01 par value	37,537,940

TriPath Imaging, Inc.

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

TriPath Imaging, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$27,879	$32,571
Accounts receivable, net	10,042	9,370
Inventory, net	10,286	10,973
Other current assets	1,437	477

Total current assets	49,644	53,391
Customer use assets, net	6,894	6,357
Property and equipment, net	3,983	4,063
Other assets	864	930
Intangible assets	9,006	9,210

Total assets	$70,391	$73,951

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,585	$2,341
Accrued expenses	6,423	5,436
Deferred revenue and customer deposits	1,020	1,103
Deferred research and development funding	2,066	2,479
Current portion of long-term debt	355	785
Other current liabilities	—	2,410

Total current liabilities	13,449	14,554
Long-term debt, less current portion	11	13
Other long-term liabilities	—	207
Stockholders’ equity:
Common stock, $0.01 par value; 98,000,000 shares authorized; 37,537,940 and 37,454,234 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	375	375
Additional paid-in capital	283,514	283,396
Deferred compensation	(72)	(78)
Accumulated deficit	(226,832)	(224,482)
Accumulated other comprehensive loss	(54)	(34)

Total stockholders’ equity	56,931	59,177

Total liabilities and stockholders’ equity	$70,391	$73,951

See accompanying notes to condensed consolidated financial statements

TriPath Imaging, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share amounts)

	Three months ended
	March 31,

	2003	2002

Revenues	$11,147	$7,563
Cost of revenues	3,878	3,247

Gross profit	7,269	4,316
Operating expenses:
Research and development	1,957	1,920
Regulatory	1,183	494
Sales and marketing	4,106	5,476
General and administrative	2,528	1,890

	9,774	9,780

Operating loss	(2,505)	(5,464)
Interest income	168	344
Interest expense, including amortization of non-cash debt issuance costs under term loan agreement	(13)	(181)

Net loss	$(2,350)	$(5,301)

Net loss per common share (basic and diluted)	$(0.06)	$(0.14)

Weighted-average common shares outstanding	37,509	37,415

See accompanying notes to condensed consolidated financial statements.

TriPath Imaging, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands, except share and per share amounts)

	Three months ended
	March 31,

	2003	2002

Operating activities
Net loss	$(2,350)	$(5,301)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,067	972
Amortization of non-cash debt issuance costs	—	56
Loss on disposal of fixed asset	9	—
Amortization of deferred research and development	(620)	(620)
Other non-cash items	—	324
Change in operating assets and liabilities:
Accounts receivable	(666)	(64)
Inventory	(760)	(650)
Accounts payable and other current liabilities	(281)	(1,825)
Other	(893)	394

Net cash used in operating activities	(4,494)	(6,714)
Investing activities
Purchases of property and equipment	(62)	(688)
Maturities of short-term investments	—	1,000
Other	196	—

Net cash provided by investing activities	134	312
Financing activities
Proceeds from short term debt	318	—
Proceeds from exercise of stock options	118	179
Payments on long-term debt and leases	(750)	(829)

Net cash used in financing activities	(314)	(650)
Effect of exchange rate changes on cash	(18)	2

Net decrease in cash and cash equivalents	(4,692)	(7,050)
Cash and cash equivalents at beginning of period	32,571	53,477

Cash and cash equivalents at end of period	$27,879	$46,427

See accompanying notes to condensed consolidated financial statements

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)
March 31, 2003

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by TriPath Imaging, Inc. in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future periods. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K (File No. 0-22885) for the year ended December 31, 2002.

Reclassifications

Certain amounts for the prior period, specifically those attributable to our TriPath Oncology segment (see Note 8) and to our accounting for health care costs, in the accompanying condensed consolidated financial statements have been reclassified to more accurately reflect research and development and general and administrative expenses. These reclassifications had no effect on previously reported net loss or stockholders’ equity.

2.	Inventory

Inventory consists of the following:

	March 31,	December 31,
	2003	2002

Raw materials	$6,772	$6,934
Work-in-process	1,841	629
Finished goods	1,673	3,410

	$10,286	$10,973

Instruments	$8,983	$9,761
Reagents and consumables	1,303	1,212

	$10,286	$10,973

For the three months ended March 31, 2003 and 2002, reclassifications of $1,445 and $1,124, respectively, occurred between customer-use assets, property and equipment, and inventory.

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

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

Included in current and long-term debt are the remaining outstanding balances on a $7,000 subordinated term loan, which we obtained from a syndicate of lenders in February 2000 to finance operations. As of March 31, 2003, the balance outstanding was $58, all classified as current. The loan, which is collateralized by substantially all of our assets, accrues interest at a rate equal to the U.S. Treasury Note plus 8%. Accrued interest was due monthly for the first six months of each draw, at which time the outstanding principal balance became payable over a thirty-month term. In connection with this term loan, we issued to the lenders warrants to purchase 223,253 shares of our common stock. Using a Black-Scholes pricing model, the warrants were valued upon issuance at $675, which represented non-cash debt issuance costs. These warrants, which expire in 2007, were recorded as additional paid-in capital and the resulting debt issuance costs are being amortized on a straight-line basis to interest expense over the three-year term of the loan. These warrants have a weighted average exercise price of $4.70 and were exercisable upon issuance.

5.	Line of Credit

In January 2003, we obtained a $5,000 working capital facility with Silicon Valley Bank. The outstanding balance is limited to an amount equal to 80% of eligible accounts receivable. At March 31, 2003, there was no outstanding balance on the line of credit. The line bears interest at the bank’s prime rate plus 1/2% and is collateralized by substantially all of our assets. The line of credit carries customary covenants, including the maintenance of a minimum modified quick ratio, minimum tangible net worth and other requirements.

In August 2002, we obtained a $1,500 lease line of credit from Bank of America. This lease line is secured by a letter of credit against our line of credit with Silicon Valley Bank discussed above. This lease line carries three-year lease terms for items acquired under it and financing charges based on three-year constant Treasury Maturities. The lease line will be used as an alternative source of capital to secure operating leases for assets, primarily equipment. As of March 31, 2003, there were $1,224 of assets leased under this lease line.

In April 2003, we obtained a $2,500 lease line of credit from General Electric Capital Corporation. This lease line carries three-year lease terms for items acquired under it. The lease line will be used as an alternative source of capital to secure operating leases for assets, primarily equipment.

6.	Other Liabilities

We entered into a series of agreements with Becton, Dickinson and Company (“BD”) on July 31, 2001, to develop and commercialize molecular diagnostics and pharmacogenomic tests for cancer as part of the ongoing strategic alliance between BD and Millennium Pharmaceuticals, Inc. (“Millennium”). We have accounted for the transaction in accordance with the provisions of SFAS No. 68, “Research and Development Arrangements.” In connection with the transaction, we recorded $6,198 in deferred

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

research and development (“R&D”) funding, which will be amortized against such expenses over thirty months on a straight line basis. During the three months ended March 31, 2003, $620 of amortization was recorded against R&D expenses. Included in current liabilities is the unamortized balance of $2,066.

7.	Stock Based Compensation

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

Had compensation cost for our stock options been determined based on the fair value at the date of grant consistent with the provisions of SFAS 123, with respect to our Equity Incentive Plans and our Employee Stock Purchase Plan, our pro forma net loss and net loss per share would have been as follows:

	Three Months Ended
	March 31,

	2003	2002

Net loss:
As reported	$(2,350)	$(5,301)
Pro forma	$(3,153)	$(6,083)
Net loss per common share (basic & diluted):
As reported	$(0.06)	$(0.14)
Pro forma	$(0.08)	$(0.16)

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts

8.	Operations by Industry Segment

Description of Products and Services by Segment

We create solutions that redefine the early detection and clinical management of cancer. Specifically, we develop, manufacture, market, and sell proprietary products for cancer detection, diagnosis, staging, and treatment selection. We are using our proprietary technologies and know-how to create an array of products designed to improve the clinical management of cancer. We have developed and marketed an integrated solution for cervical cancer screening and other products that deliver image management, data handling, and prognostic tools for cell diagnosis, cytopathology and histopathology. We have created new opportunities and applications for our proprietary technology by applying recent advances in genomics, biology, and informatics to develop new molecular diagnostic and pharmacogenomic products and services for malignant melanoma and cancers of the cervix, breast, ovary, colon and prostate.

We are organized into two operating units: (1) Commercial Operations, through which we manage the market introduction, sales, service, manufacturing and ongoing development of our products; and (2) TriPath Oncology, our wholly-owned subsidiary through which we manage the development of molecular diagnostic and pharmacogenomic products and services for cancer.

Results by Segment

The results, by segment, for the three months ended March 31, 2003 and 2002, are as follows:

	Three Months Ended March 31, 2003
	Commercial	TriPath
	Operations	Oncology	Total

Sales	$11,014	$133	$11,147
Cost of sales	3,862	16	3,878

Gross profit	7,152	117	7,269
Operating expenses:
Research and development	517	1,440	1,957
Regulatory	1,038	145	1,183
Sales and marketing	3,921	185	4,106
General and administrative	1,529	999	2,528

Total operating expenses	7,005	2,769	9,774

Operating income / (loss)	$147	$(2,652)	$(2,505)

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31, 2002
	Commercial	TriPath
	Operations	Oncology	Total

Sales	$7,563	$—	$7,563
Cost of sales	3,247	—	3,247

Gross profit	4,316	—	4,316
Operating expenses:
Research and development	624	1,296	1,920
Regulatory	371	123	494
Sales and marketing	5,299	177	5,476
General and administrative	1,057	833	1,890

Total operating expenses	7,351	2,429	9,780

Operating loss	$(3,035)	$(2,429)	$(5,464)

All sales were generated from external customers. There were no inter-segment revenues. Sales to external customers in the TriPath Oncology segment were $133 during the three months ended March 31, 2003 and were attributable to services sold. Sales to external customers in the Commercial Operations segment for the three months ended March 31, 2003 and 2002 include the following:

	Three Months Ended,
	March 31, 2003	March 31, 2002

Instruments	$1,077	$1,419
Reagents	8,372	4,756
Fee-per-use and other	1,565	1,388

Total sales	$11,014	$7,563

At March 31, 2003, we had accounts and notes receivable of $2,036 from a company which disclosed to us its intention to exit the cervical cytology business. The contract we have with this customer was a multi-year agreement that included commitments for reagents and disposables. As we were unable to reach a mutually acceptable settlement under our agreement through negotiations with that company, we filed suit against that company in February 2003 in state court in North Carolina to enforce our rights under the agreement. We believe the defendant company to be credit-worthy and able to satisfy any judgment we may obtain against it. We expect no material adverse financial impact on our results of operations or financial position, although this litigation will result in additional costs to us that we may be unable to recover.

Depreciation and amortization expense for the three months ended March 31, 2003 and 2002 amounted to $1,012, and $960, respectively, for the Commercial Operations segment and $55 and $12, respectively, for the TriPath Oncology segment. The TriPath Oncology segment also amortized $620 of deferred R&D funding against R&D expenses for each of the three-month periods ended March 31, 2003 and 2002.

As of March 31, 2003, the TriPath Oncology segment had total assets of $1,780 and the Commercial Operations segment had total assets of $68,611.

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

9.	Recently Issued Accounting Standards

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 requires an entity to record a liability for an obligation associated with the retirement of an asset at the time that the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset. The standard became effective for us beginning January 1, 2003. The adoption of SFAS 143 had no impact on our results of operations or financial position.

In April 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“Issue 94-3”). SFAS 146 addresses the accounting and reporting for costs associated with exit or disposal activities resulting from entities increasingly engaging in exit and disposal activities where certain costs associated with those activities were recognized as liabilities at a plan (commitment) date under Issue 94-3 but did not meet the definition of a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements.” The standard became effective for us beginning January 1, 2003. The adoption of SFAS 146 had no impact on our results of operations or financial position.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others (an interpretation of FAS No. 5, 57 and 107 and rescission of FAS Interpretation No. 34)” (“FIN 45”), which modifies the accounting and enhances the disclosure of certain types of guarantees. FIN 45 requires that upon issuance of certain guarantees, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. The provisions of FIN 45 for the initial recognition and measurement are to be applied to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of annual periods that end after December 15, 2002. The adoption of FIN 45 had no impact on our results of operations or financial position for the three months ending, nor as of, March 31, 2003.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”), which requires a new approach in determining if a reporting entity should consolidate certain legal entities, including partnerships, limited liability companies, or trusts, among others, collectively defined as variable interest entities, or VIE’s. A legal entity is considered a VIE if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties. If the legal entity is a VIE, then the reporting entity that is the primary beneficiary must consolidate it. Even if a reporting entity is not obligated to consolidate a VIE, then certain disclosures must be made about the VIE if the reporting entity has a significant variable interest. Certain transition disclosures are required for all financial statements issued after January 31, 2003. The on-going disclosure and consolidation requirements are effective for all interim financial periods beginning after June 15, 2003. The adoption of FIN 46 had no impact on our results of operations or financial position for the three months ending, nor as of, March 31, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Trademarks

AutoCyte®, AutoCyte Quic®, AutoPap®, CytoRich®, ImageTiter®, PapMap®, PrepMate®, SlideWizard®, and TriPath Imaging® are registered trademarks of TriPath Imaging, Inc. TriPath Care TechnologiesTM, i3 SeriesTM, FocalPointTM, PrepStainTM, SurePathTM, and TriPath Oncology™, are trademarks of TriPath Imaging, Inc. All other products and company names are trademarks of their respective holders.

This report on Form 10-Q contains forward-looking statements based on our current plans and expectations of our management. Important information about the basis for these plans and expectations and certain factors that may cause our actual results to differ materially from these statements are contained below and in “Certain Factors Which May Affect Future Operations and Results,” beginning on page 20.

The following discussion of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

Background

We create solutions that redefine the early detection and clinical management of cancer. Specifically, we develop, manufacture, market, and sell proprietary products for cancer detection, diagnosis, staging, and treatment selection. We are using our proprietary technologies and know-how to create an array of products designed to improve the clinical management of cancer. We have developed and marketed an integrated solution for cervical cancer screening and other products that deliver image management, data handling, and prognostic tools for cell diagnosis, cytopathology and histopathology. We have created new opportunities and applications for our proprietary technology by applying recent advances in genomics, biology, and informatics to develop new molecular diagnostic and pharmacogenomic products and services for malignant melanoma and cancers of the cervix, breast, ovary, colon and prostate.

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

Our “i3 Series” product line for cervical cancer screening is the first integrated system for the collection, preparation, staining and computerized analysis of conventional Pap smears and liquid-based, thin-layer slide preparations. Our “i3 Series” product line includes the following: the SurePath Test Pack, a proprietary, liquid-based cytology sample collection, preservation and transport system; the PrepStain Slide Processor, an automated slide preparation system that produces slides with a standardized, thin layer of stained cervical cells; the PrepMate automated accessory to the PrepStain Slide Processor, designed to automate several steps in the preparation of SurePath slides; and the FocalPoint Slide Profiler, a computerized imaging system that uses proprietary technology to automatically screen SurePath slides or conventionally prepared Pap smear slides. The FocalPoint Slide Profiler with Location Guided Screening (“FocalPoint GS”), the next generation FocalPoint system, which has been introduced outside of the U.S.

but has not yet been approved for use in the U.S., integrates our proprietary SlideWizard technology into the FocalPoint screening process and automates the microscopic analysis of cervical smears designated for further review by the FocalPoint Slide Profiler.

Our SlideWizard product line includes the Image Titer system, an FDA cleared method for automating the measurement of antinuclear antibody, research applications for DNA, immunohistochemical quantification, cellular analysis, and expression quantification, a system for the transmission and interpretation of tissue specimens via remote telecommunications or “telepathology”, and a software based storage and retrieval system for microscopic images.

We generate PrepStain Slide Processor related revenue from either the sale, rental or lease of PrepStain Slide Processor systems and from the sale of the related SurePath Test Packs and PrepStain Slide Processor proprietary reagents and other disposables. We generate FocalPoint Slide Profiler related revenue from the direct sale of FocalPoint Slide Profiler systems and from the placement of FocalPoint Slide Profiler systems under fee-per-use contracts. Additionally, we generate revenue from service contracts on PrepStain Slide Processor and FocalPoint Slide Profiler systems. We also generate revenue from either the sale or rental of our SlideWizard product line and from service contracts on these products.

Our marketing strategy is focused on providing solutions that address the unmet needs of our three broad market stakeholders, i.e. clinical laboratories, clinicians and third-party payors. We increased our marketing efforts during the first half of 2002 by directing resources toward various marketing-related initiatives designed to promote brand identification and awareness, increase market acceptance of our products and services and enhance product management. We had expanded our presence in the marketplace through increased advertising and promotion, company-sponsored seminars and trade shows, and peer selling activities. To further educate and reinforce the benefits of our products, we initiated a partnership with a third party physician/peer selling organization that has continued into 2003. We strategically spent our sales and marketing dollars during the first quarter of 2003 which resulted in reduced overall spending while optimizing the opportunities to execute our sales and marketing initiatives. An important element of our marketing strategy continues to be to achieve broad market acceptance of our integrated product consisting of SurePath Liquid Based Pap slides prepared on the PrepStain Slide Processor and screened on the FocalPoint Slide Profiler.

In the first quarter of 2003, we entered into an agreement with Quest Diagnostics, Inc. (“Quest”) to introduce our telepathology and cervical cancer screening products in select locations. Our telepathology system is now installed in two Quest locations. We expect to introduce our cervical cancer screening products in select Quest locations by the end of the second quarter of 2003.

Shortly after the close of the first quarter, we completed the sale and installation of three new FocalPoint slide profilers to Kaiser Permanente: two to Kaiser Permanente Northwest and one to Kaiser Permanente Northern California. While this transaction did not impact our results in the first quarter, it should contribute to revenues in the second quarter of 2003.

During the first quarter of 2003, we initiated U.S. clinical trials, under a binding protocol with the FDA, to collect data in support of an application for U.S. approval for our FocalPoint GS system. We continued to make progress on our alternative collection clinical trial as well. During the second quarter we expect to initiate data collection to support a submission to the FDA for approval for human papilloma virus (“HPV”) testing using the Digene Hybrid Capture® HPV Test on cells collected using our SurePath Test Pack. We expect to make submissions to the FDA from all three of these clinical trials in the latter half of the year.

In May 2003 we received approval for expanded labeling claims from the U.S. Food and Drug Administration (“FDA”) to include study data showing a 64.4% (p<0.00001) increase in detection of High Grade Squamous Intraepithelial and more serious lesions (HSIL+) using our liquid based cytology system, which includes the SurePath test pack and the PrepStain slide processor.

The enhanced labeling granted by the FDA reflects the results of a multi-site “direct-to-vial” clinical trial in which the results obtained with 58,580 SurePath slides collected prospectively from 57 clinics that had converted almost 100% from conventional Pap smears were compared to an historical cohort of 58,988 conventional Pap smears. The study was designed to reflect intended use in routine clinical and laboratory practice (a “direct to vial” study). No attempt was made to increase the yield of abnormality by isolating specific patient populations, by seeding with abnormal slides, by patient or clinic selection, or by any other mechanism. All available biopsy data were collected for both slide populations.

The results from the clinical study showed a detection rate for HSIL+ of 405/58,580 for SurePath slides as compared to 248/58,988 for conventional slides, reflecting detection rates of 0.691% and 0.420%, respectively. For these clinical sites and these study populations, this indicates a 64.4% (p<0.00001) increase in detection of HSIL+ lesions for the SurePath slides. In addition, the study showed a detection rate for Low Grade Squamous Intraepithelial and more serious lesions (LSIL+) for SurePath slides of 3.371% as compared to a detection rate of 1.627% for conventional slides. The study also showed an unsatisfactory slide rate of 0.222% for SurePath slides as compared to a rate of 0.534% for conventional slides. This study result is consistent with our previously approved claim that its slide preparation process results in significantly fewer unsatisfactory cases as compared to the conventional Pap smear.

TriPath Oncology

Our TriPath Oncology business focuses on developing and commercializing molecular diagnostic and pharmacogenomic products and services for malignant melanoma and cancers of the cervix, breast, ovary, colon and prostate as part of the ongoing strategic alliance between Becton, Dickinson and Company (“BD”) and Millennium Pharmaceuticals, Inc. (“Millennium”).

The goal of our molecular oncology program is to use new discoveries in genomics and proteomics research to develop and commercialize diagnostic and pharmacogenomic products and services to improve the early detection and clinical management of cancer. Specifically, we have active programs in development designed to identify individuals with cancer at the earliest possible stage of the disease, provide individualized predictive and prognostic information, guide treatment selection for patients with cancer, and predict disease recurrence. The core products and services we are developing through our collaboration with BD will be based upon genomic and proteomic markers identified through discovery research conducted at Millennium under its existing research and development agreement with BD.

TriPath Oncology is not expected to generate any significant revenue until 2004. Consequently, for 2003, we expect that it will incur expenses in excess of revenues generated.

In the first quarter of 2003, TriPath Oncology achieved several key objectives: 1) we completed marker discovery for all of our cancer development programs, including, cancer of the breast, cervix, ovary, colon, and prostate; 2) we initiated development of prototype assays and pre-clinical validation studies for staging for cancer of the cervix and breast; 3) we introduced an analyte specific reagent for a laboratory developed assay for malignant melanoma through our relationship with AmeriPath, Inc; and 4) we established a collaborative relationship with Bristol-Myers Squibb Company (“BMS”) in which we are providing quantitative tissue-based image analysis in support of clinical trials for their oncology therapeutics programs. We expect to launch both our cervical staging and breast prognosis assays in pre-IVD formats in the second half of 2004.

Strategy

In 2001, we implemented a strategy to: (1) build a “franchise” among academic centers of excellence; (2) target regional laboratories and health care provider networks where increased test volumes provide greater opportunity for repeat reagent sales; (3) stress reagent rental and in-house lease arrangements for placement of new PrepStain Slide Processor instruments; (4) leverage the ability of the FocalPoint Slide

Profiler to screen both conventional Pap Smears and SurePath slides to drive reagent growth; (5) ensure attractive reimbursement for FocalPoint Slide Profiler screening of SurePath slides to complement currently paid premiums for FocalPoint Slide Profiler screening of conventional Pap smears; and (6) create a strong international presence to complement our U.S. business.

Our results since 2001, and through the first quarter of 2003, reflect our ongoing efforts to shift our product sales mix from capital equipment to higher margin reagent and disposable sales, to increase net realized revenue per test through improved pricing among new customers and reduced finance charges as we phase-out third party lease arrangements, to grow our base business through the addition of new customers, and to accelerate growth in reagent and disposable sales from pre-existing customers, and reflect the increased productivity gained in selling our reagent and disposable products by our sales and marketing team as we continue to execute on the strategy that we implemented in 2001. As planned, we leveraged the ability of the FocalPoint Slide Profiler to screen both conventional Pap smears and SurePath slides and now the majority of domestic FocalPoint Slide Profiler placements screen both conventional Pap smear and SurePath slides. In the fourth quarter of 2002, new CPT codes for automated screening of thin-layer slide preparations were established and published in the annual Current Procedural Terminology (“CPT”) 2003 of the American Medical Association. The 2003 Medicare Clinical Laboratory Fee Schedule became effective on January 1, 2003 and includes payment determinations for the automated screening of thin-layer slides that are at a premium to payment determinations for the manual screening of thin-layer slides, ensuring attractive reimbursement for FocalPoint Slide Profiler screening of SurePath slides. We increased our penetration of certain international target markets such as Canada, Germany, Switzerland, Belgium and the Netherlands as a complement to our U.S. business, as evidenced by significant growth in international sales of SurePath Test Kits and associated reagents and disposables. Finally, while our increased emphasis on reagent rental and in-house lease arrangements for placement of new PrepStain Slide Processor instruments has resulted in reduced revenue recorded from up front capital equipment sales associated with third party leasing programs, it has added significantly to our net realized revenue per test from the sale of reagents.

TriPath Oncology was created in 2001 to manage the development of products resulting from our collaboration with BD. The products under development by TriPath Oncology will incorporate genomic and protein molecular markers identified through discovery research performed at Millennium under its research and development agreement with BD. Our product strategy combines the sensitivity and specificity of molecular markers with the power of quantitative cellular image analysis to create molecular signatures and to utilize these molecular signatures for detecting cancer at the earliest possible stage, providing individualized predictive and prognostic information, guiding treatment selection, and predicting disease progression. Our core products incorporate genomic and proteomic markers identified through discovery research that was driven by clinical specifications that we believe reflect current unmet clinical needs and, therefore, represent significant clinical opportunity. Our proprietary imaging platform produces high-resolution digital images of cells and tissue stained with our molecular markers and applies innovative, proprietary algorithms to analyze digital slides providing quantitative measurement for each molecular marker on the slide. All of our assays are being developed in universally accepted, standardized formats and on commercially available laboratory platforms.

We are also leveraging the technology that we have developed in support of molecular diagnostic programs to develop new collaborations that will further expand our commercial opportunities. In early 2003, we entered into an agreement with Bristol-Myers Squibb Company (“BMS”) to provide quantitative tissue based image analysis in support their oncology therapeutics programs targeted at treating epithelial cancers including cancer of the cervix, breast, and colon. We are utilizing our SlideWizard image analysis platform and proprietary software applications to provide a quantitative assessment of tumor marker expression levels from tissue samples provided by BMS for patients enrolled in a Phase I clinical trial. The data generated by our work will be used to evaluate patient response across varied dosing levels based on changes in tumor marker expression levels both before and after treatment.

Critical Accounting Policies

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, we identified our most critical accounting policies and estimates upon which our financial status depends as those relating to revenue recognition, allowance for doubtful accounts receivable, inventory and valuation of long-lived and other intangible assets. We reviewed our policies and determined that those policies remain our most critical accounting policies for the three months ended March 31, 2003. We did not make any changes in those policies during the quarter.

Results of Operations
(In thousands, except share and per share amounts)

Three Months Ended March 31, 2003 and March 31, 2002

Revenues – Total revenues for the first quarter of 2003 were $11,147, representing an increase of 47.4%, compared to revenues of $7,563 in the first quarter of 2002.

Revenues attributable to our TriPath Oncology segment were $133 during the first quarter of 2003. There were no revenues in that segment for the same quarter in 2002. All of those revenues were attributable to services sold.

Revenues for the first quarter of 2003 in our Commercial Operations segment were $11,014, representing an increase of 45.6%, compared to revenues of $7,563 in the first quarter of 2002. The net increase was primarily due to an increase in reagent sales of $3,616, or 76.0%, offset partially by a decrease in sales of instruments of $342, or 24.1%, during the first quarter of 2003 compared to the first quarter of 2002. Other revenues, consisting primarily of fee-per-use sales, service on system placements, sales of non-instrument related SlideWizard products, various consumable products, and freight, increased approximately $177 during the first quarter of 2003, mostly attributable to FocalPoint fee-per-use revenues.

In the first quarter of 2003, reagent sales increased by $3,616, or 76.0%, versus the first quarter of 2002. Domestic sales of our SurePath and PrepStain reagents increased $2,989, or 90.5%, and international sales increased $627, or 43.2%, over the same period in 2002. Worldwide we shipped 34 PrepStain instruments, including 12 sales and 22 reagent rentals in the first quarter of 2003. In the U.S. we placed 24 instruments. During the first quarter of 2003, we signed 26 new contracts in the U.S., 22 of which were with new customers. Revenues from domestic sales of reagents and disposables increased by 11.6% from the fourth quarter of 2002. Domestic sales in units increased by 7.9% from the fourth quarter of 2002 and by 64.6% from the first quarter of 2002. The SurePath test pack share of the domestic Pap smear testing market in the U.S. was approximately 8.3% as of the end of the first quarter of 2003 versus 5.0% as of the end of the first quarter of 2002.

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

We continue to believe that there is an ongoing U.S. market shift toward liquid-based Pap smear testing. As we have pointed out in the past, FocalPoint was not FDA approved to screen SurePath thin-layer slides until the fourth quarter of 2001 and, therefore, could first be used for the screening of conventional Pap smears in the U.S. only thereafter. Since receiving FDA approval in October 2001 to screen SurePath thin-layer slides on FocalPoint, we have leveraged our combined product to drive sales of reagents and disposables. We continue to expect to realize the results from our combined product throughout the remainder of 2003 and beyond. Further, as we awaited FDA approval of our combined product, we shifted our sales efforts to focus on our higher margin reagent and disposable business.

Instrument revenues decreased $342, or 24.1%, for the first quarter of 2003 over the first quarter of 2002. Although instrument revenues decreased on a net basis, sales of PrepStain instruments worldwide increased by about $262, or 96.2%, for the first quarter of 2003 over the first quarter of 2002, including a domestic increase of $99 and an increase of $163 internationally. All PrepStain instrument placements during the first quarter of 2003 were completed using in-house funding. Worldwide sales of FocalPoint systems decreased approximately $533, or 49.5%, during the first quarter of 2003 over the first quarter of 2002, with a domestic decline of $704 partially offset by an international increase of $171. FocalPoint slide profilers were placed with 5 new customers, including two units at Carolinas Healthcare System. This brings the total of FocalPoint slide profiler customers in the U.S. to 49, representing 81 instruments. Approximately 55.0% of FocalPoint customers in the U.S. utilize our integrating software to process both conventional Pap smears and SurePath slides. As mentioned previously, shortly after the close of the first quarter, we completed the sale and installation of three new FocalPoint slide profilers to Kaiser Permanente: two to Kaiser Permanente Northwest and one to Kaiser Permanente Northern California. While this transaction did not impact our results in the first quarter of 2003, it should contribute to revenues in the second quarter of 2003. Sales related to our Extended SlideWizard instruments decreased $71 between the two comparable quarters.

Other revenues increased $177, or 12.7%, from the first quarter of 2002 to the first quarter of 2003. Contributing to this net increase were higher FocalPoint fee-per-use revenues of $169 between the first quarters of 2003 and 2002. Other net increases amounted to $8, or 0.6%, in the first quarter of 2003.

Gross Margin - Gross margin for the first quarter of 2003 was 65.2%, an increase from 57.1% in the comparable period of 2002. The increase was attributable to a greater portion of revenues consisting of higher margin PrepStain and SurePath consumable sales than the corresponding quarter in 2002 and to efficiencies gained as the result of our introduction of lean manufacturing into our Burlington, North Carolina operations.

Research and Development - Research and development expenses include salaries and benefits of scientific and engineering personnel, testing equipment, relevant consulting and professional services, components for prototypes and certain facility costs. Total research and development expenses for the first quarter of 2003 were $1,957, a 1.9% increase from $1,920 in the first quarter of 2002. This increase was primarily attributable to expenses incurred at TriPath Oncology.

Activity at TriPath Oncology ramped throughout 2002 as staffing levels were built to meet the workload. These expenses at TriPath Oncology increased $144, or 11.1%, from approximately $1,296 in the first quarter of 2002 to $1,440 in the first quarter of 2003. A decline in research and development expenses of $107, or 17.1%, recorded in the Commercial Operations segment was attributable to reduced and realigned activity in new research and development work and the transfer of our Imaging Technology group to TriPath Oncology.

Regulatory - Regulatory expenses include salaries and benefits of regulatory and quality personnel, costs related to clinical studies and submissions to the FDA, and relevant consulting services. Total regulatory expenses for the first quarter of 2003 were $1,183, a 139.5% increase from $494 in the first quarter of 2002. The majority of this increase occurred in our Commercial Operations segment, primarily attributable to activities surrounding several clinical trials, particularly the FocalPoint GS and Alternative Collection Device trials.

Regulatory expenses in our Commercial Operations segment increased by $667, or 179.8%, from the first quarter of 2002 to the same quarter of 2003, while the increase in our TriPath Oncology segment was only $22, or 17.9%. Regulatory expenses will likely remain consistent, to slightly higher, in the second quarter of 2003 as these clinical trials continue, though some quarterly variability in these expenses is possible depending on actual trial progress.

Sales and Marketing – Sales and marketing expenses include salaries and benefits of sales, marketing, sales support and service personnel, and their related expenses. In addition, non-personnel-related expenses related to marketing our products are also included in sales and marketing expenses. Total sales and marketing expenses for the first quarter of 2003 were $4,106, a decrease of $1,370, or 25.0%, from $5,476 in the first quarter of 2002. This decrease resulted as we scaled back certain consulting-related sales and marketing activities while we reassessed the overall effectiveness of the activities undertaken to date.

Sales and marketing costs on our Commercial Operations segment for the first quarter of 2003 were $3,921, a decrease of $1,378, or 26.0%, compared to the corresponding quarter of 2002. At TriPath Oncology, these expenses reflected a slight increase, attributable to market research and development work surrounding our programs of interest, of $8, or 4.5%, between the first quarters of 2002 and 2003.

General and Administrative — General and administrative expenses include salaries and benefits for administrative personnel, legal and other professional fees and certain facility costs. Total general and administrative expenses for the first quarter of 2003 were $2,528, which represents an increase of 33.8% versus $1,890 recorded in the same period in 2002.

Commercial Operations recorded general and administrative expenses of $1,529 in the first quarter of 2003, an increase of $472, or 44.7% compared to the same quarter in 2002. This was largely attributable to personnel-related costs and to depreciation on assets acquired in 2002. TriPath Oncology recorded general and administrative expenses of $999 in the first quarter of 2003, an increase of $166, or 19.9% compared to the same quarter in 2002. This increase was largely attributable to increased personnel-related costs.

Interest Income and Expense — Interest income for the first quarter of 2003 was $168, a 51.2% decrease from $344 during the first quarter of 2002. This decrease was primarily attributable to lower invested cash balances. Interest expense also decreased 92.8% from $181 in the first quarter of 2002, to $13 in the first quarter of 2003. This decrease is primarily due to a lower balance of outstanding debt in the first quarter of 2003 compared to the first quarter of 2002.

Recently Issued Accounting Standards

In accordance with recently issued accounting pronouncements, we will be required to comply with certain changes in accounting rules and regulations. See Note 9 to the Condensed Consolidated Financial Statements included herein.

Liquidity and Capital Resources
(In thousands, except share and per share amounts)

Since our formation, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of $226,832 as of March 31, 2003. We have funded our operations primarily through the private placement and public sale of equity securities, debt facilities and product sales. We had cash and cash equivalents of $27,879 at March 31, 2003 compared with $32,571 at December 31, 2002.

Cash used in operating activities was $4,494 during the three months ended March 31, 2003 compared with $6,714 during the corresponding period of 2002. Negative operating cash flow during both periods was caused primarily by operating losses; however, during the first quarter of 2003, operating cash used in the quarter was impacted significantly by a payment, of $2,410, made to settle a contingent liability. Capital expenditures were $62 during the three months ended March 31, 2003 and $688 during the corresponding period of 2002. We presently have no material commitments for capital expenditures.

Beginning in 2001, the declining interest rates in the U.S. and our cash burn rate negatively impacted amounts earned on our invested funds. Short-term interest rates are at, or near, historical lows. Average yields on invested funds have fallen between 450 and 500 basis points since the beginning of 2001. This was contrary to the fixed-rate nature of our borrowings and other term debt. If this interest rate environment continues, there will be a net negative impact on our cash relative to net interest income. Regarding our debt balances, we paid off the majority of our term loan during the first quarter of 2003. It was fully repaid in April 2003. There are presently no plans to replace that facility with a similar borrowing.

At December 31, 2002, we had recorded a short-term contingent liability of $2,410 in accordance with the provisions of FASB SFAS No. 5, “Accounting for Contingencies,” on the basis that the likelihood of a future event occurring is probable and reasonably estimable. This contingency related to our obligation to pay a third party, who received 180,000 shares of our common stock in January 2001 under a settlement agreement, an amount in cash equal to the difference between the market price of our common stock on a specified date in January 2003 and a predetermined target price. An amount of $2,410, attributable to this contingent liability, was paid to the third party in settlement of this liability in January 2003.

On February 8, 2000, we entered into a $7,000 subordinated term loan with a syndicate of lenders to finance operations. We drew $5,250 of this facility in February 2000 and the balance of $1,750 in March 2000. We had remaining amounts outstanding under this loan of approximately $58 at March 31, 2003. This loan was fully amortized and repaid during April 2003. At the present time, we have no plans to replace that loan with a similar facility (see Note 4 to the Condensed Consolidated Financial Statements).

In January 2003, we renewed a $5,000 working capital facility with Silicon Valley Bank. The outstanding balance is limited to an amount equal to 80% of eligible accounts receivable. The line commitment expired on January 31, 2003 and was renewed for an additional year until January 31, 2004. The line bears interest at the bank’s prime rate plus 1/2% and is collateralized by substantially all of our assets. The line of credit carries customary covenants, including the maintenance of a minimum modified quick ratio, minimum tangible net worth, and other requirements. We had no outstanding borrowings under this agreement at March 31, 2003, though the availability under the line of credit could provide additional funding if needed. We have no other long-term debt commitments and no off-balance sheet financing vehicles other than the lease line of credit discussed below and in Note 5 to the Condensed Consolidated Financial Statements.

During August 2002, we secured a lease line of credit from Bank of America. This line is secured by a letter of credit against our line of credit with Silicon Valley Bank (see Note 5 to the Condensed Consolidated Financial Statements). This lease line of credit, which carries three-year lease terms for items acquired under it, will be used to secure operating leases for assets, primarily equipment, that would otherwise be recorded as capital expenditures. As of March 31, 2003, there were assets of $1,244 leased under this lease line.

During April 2003, we secured a $2,500 lease line of credit from GE Capital Corporation. This lease line of credit, which carries three-year lease terms for items acquired under it, will be used to secure operating leases for assets, primarily equipment.

Outlook

In the fourth quarter of 2002, the Commercial Operations segment achieved breakeven operations for the first time. The segment was profitable in the first quarter of 2003, and we continue to believe that the Commercial Operations segment will be profitable for the entire year of 2003. Regulatory expenses for 2003 will exhibit the greatest quarterly variability due to the timing and extent of anticipated clinical trials. Given this variability, the Commercial Operations segment may not exhibit profitability in all quarters of 2003, despite its profitable performance during this first quarter. The excess cash flow generated from the Commercial Operations segment will be utilized, in part, to fund the operations of the TriPath Oncology segment.

The TriPath Oncology segment is not expected to generate any significant revenue until 2004 and, consequently, will continue to incur expenses in excess of revenues generated. We anticipate that during 2003, the TriPath Oncology segment, though it did not spend at projected levels during this first quarter, will incur approximately $1,200 — $1,400 of expenses per month up from $900 per month in the first quarter of 2003.

Our total operating expenses in 2002 were $41,045. Our projected 2003 operating expenses should fall in the range of $42,000 to $46,000 reflecting our intention to keep operating expenses in line with our expected top line growth and the increased expenditure levels at our TriPath Oncology segment discussed above.

We believe that we can manage our balance sheet to minimize cash requirements in 2003. We expect that our capital expenditures for 2003 will be under $1,000. We have a $2,500 lease line of credit that will be utilized for equipment placed under operating leases. The expenses associated with these leases are anticipated in our operating expense projections for 2003. We believe that our existing cash and anticipated additional debt and/or lease financing for internal use assets, rental placements of PrepStain and fee-per-use placements of FocalPoint, will be sufficient to enable us to meet our future cash obligations for at least the next 24 months.

While it is also possible that marketing and sales expenditures for the continued SurePath commercial rollout for gynecological uses in the United States, capital expenditures associated with placements of PrepStain units and FocalPoint fee-per-use instruments, and expenditures related to clinical trials, manufacturing, the TriPath Oncology segment and other administrative costs may increase, we anticipate that our future sales growth and the cost control measures we have implemented should preclude us from having to raise additional funds in the 2003 to 2004 time period. If, however, our existing resources prove insufficient to satisfy our liquidity requirements, we may need to raise additional funds through bank facilities, the sale of additional equity or debt securities or other sources of capital. The sale of any equity or debt securities, if required, may result in additional dilution to our stockholders, and, considering current market conditions, we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all, which would have a material adverse effect on our liquidity and capital resources, business, financial condition and results of operations.

Certain Factors Which May Affect Future Operations and Results

This Management’s Discussion and Analysis contains forward-looking statements based on current expectations of our management. Generally, those forward-looking statements use words like “expect,” “believe,” “continue,” “anticipate,” “estimate,” “may,” “will,” “could,” “opportunity,” “future,” “project,” and similar expressions. Such statements are subject to risks and uncertainties, including those described below, that could cause actual results to differ from those projected. The forward-looking statements include statements about our: projected timetables for the pre-clinical and clinical development of, regulatory submissions and approvals for, and market introduction of our products and services; expected future revenues, operations and expenditures; and projected cash needs. We caution investors not to place undue reliance on the forward-looking statements contained in this report, which speak only as the date hereof. We undertake no obligation to update these statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events, except as required by law.

Certain factors, among others, that could cause our actual results to differ materially from what is expressed in those forward looking statements include the following: TriPath Oncology may be unable to successfully develop and commercialize disgnostic oncology products and services when anticipated, if at all; we may be unable to increase sales and revenues at our historical rates; we may not receive revenues when or in the amounts anticipated; we may not achieve profitability when expected, if at all; our products may not receive regulatory approval when we expect, if at all; BD may change its business direction or priorities or default in its obligations to us; our products may not be accepted by the market to the extent we expect; we may be unable to establish and maintain licenses, strategic collaborations and distribution arrangements; implementation of the new CPT codes may not have the financial impact we expect; we may lack the financial resources necessary to further develop our marketing and sales capabilities domestically and internationally or to expand our manufacturing capability; we may be unable to comply with the extensive domestic and international governmental regulatory approval and review procedures to which the manufacture and sale of our products are subject, or lack the financial resources to bear the expense associated with such compliance; we may be unable to obtain and maintain adequate patent and other proprietary rights protection of our products and services; competition and technological change may make our products or potential products and technologies less attractive or obsolete; we may incur greater expenses than we expect with our clinical trials or they may take longer to complete than we expect; our promotional discounts, sales and marketing programs and strategies may not have their expected effect. Some of these factors and others are discussed in more detail in Exhibit 99.1 “Factors Affecting Future Operating Results” to our Annual Report on Form 10-K for the year ended December 31, 2002, which is incorporated into this report by this reference.

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
March 31, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIPATH IMAGING, INC.

DATE: May 7, 2003	BY:	/s/ Stephen P. Hall

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

Date: May 7, 2003	/s/ Paul R. Sohmer

Paul R. Sohmer, M.D. Chief Executive Officer

Certification Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934

I, Stephen P. Hall, certify that:

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

Date: May 7, 2003	/s/ Stephen P. Hall

Stephen P. Hall Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

3.1	Restated Certificate of Incorporation. Filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended June 30, 2002 (File No. 0-22885) and incorporated herein by reference.
3.2	Amended and Restated By-laws of the Company. Filed as Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended June 30, 2002 (File No. 0-22885) and incorporated herein by reference.
10.1	Master Lease Agreement dated March 13, 2003 between General Electric Capital Corporation and the Company. Filed herewith.
99.1	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.