Form 10-Q
period 2003-06-30
TRIPATH IMAGING INC
filed 2003-07-30
CIK 1041426

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  X   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2003

Common Stock, $.01 par value	37,635,170

TriPath Imaging, Inc.

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TriPath Imaging, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$23,520	$32,571
Accounts receivable, net	11,006	9,370
Inventory, net	10,474	10,973
Other current assets	2,148	477

Total current assets	47,148	53,391
Customer use assets, net	7,009	6,357
Property and equipment, net	3,477	4,063
Other assets	586	930
Intangible assets	8,801	9,210

Total assets	$67,021	$73,951

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,897	$2,341
Accrued expenses	5,918	5,436
Deferred revenue and customer deposits	792	1,103
Deferred research and development funding	1,446	2,479
Current portion of long-term debt	339	785
Other current liabilities	—	2,410

Total current liabilities	12,392	14,554
Long-term debt, less current portion	8	13
Other long-term liabilities	—	207
Stockholders’ equity:
Common stock, $0.01 par value; 98,000,000 shares authorized; 37,632,279 and 37,454,234 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	376	375
Additional paid-in capital	283,869	283,396
Deferred compensation	(65)	(78)
Accumulated deficit	(229,487)	(224,482)
Accumulated other comprehensive loss	(72)	(34)

Total stockholders’ equity	54,621	59,177

Total liabilities and stockholders’ equity	$67,021	$73,951

See accompanying notes to condensed consolidated financial statements

TriPath Imaging, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues	$13,252	$9,132	$24,399	$16,695
Cost of revenues	4,631	3,792	8,509	7,039

Gross profit	8,621	5,340	15,890	9,656
Operating expenses:
Research and development	2,223	2,341	4,180	4,261
Regulatory	1,714	599	2,897	1,092
Sales and marketing	4,584	5,272	8,690	10,749
General and administrative	2,852	2,663	5,380	4,553

	11,373	10,875	21,147	20,655

Operating loss	(2,752)	(5,535)	(5,257)	(10,999)
Interest income	100	269	268	613
Interest expense, including amortization of non-cash debt issuance costs under term loan agreement	(3)	(152)	(16)	(333)

Net loss	$(2,655)	$(5,418)	$(5,005)	$(10,719)

Net loss per common share (basic and diluted)	$(0.07)	$(0.14)	$(0.13)	$(0.29)

Weighted-average common shares outstanding	37,580	37,455	37,531	37,422

See accompanying notes to condensed consolidated financial statements.

TriPath Imaging, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six months ended
	June 30,

	2003	2002

Operating activities
Net loss	$(5,005)	$(10,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,142	1,855
Amortization of non-cash debt issuance costs	—	113
Loss on disposal of fixed asset	9	—
Amortization of deferred research and development	(1,240)	(1,240)
Other non-cash items	—	588
Change in operating assets and liabilities:
Accounts receivable	(1,603)	(663)
Inventory	(1,357)	(1,595)
Accounts payable and other current liabilities	(758)	(1,024)
Other	(1,319)	23

Net cash used in operating activities	(9,131)	(12,662)
Investing activities
Purchases of property and equipment	(109)	(1,902)
Maturities of short-term investments	—	1,000
Other	196	—

Net cash provided by (used in) investing activities	87	(902)
Financing activities
Proceeds from short term debt	482	—
Proceeds from exercise of stock options	476	234
Payments on long-term debt and leases	(935)	(1,658)

Net cash provided by (used in) financing activities	23	(1,424)
Effect of exchange rate changes on cash	(30)	21

Net decrease in cash and cash equivalents	(9,051)	(14,967)
Cash and cash equivalents at beginning of period	32,571	53,477

Cash and cash equivalents at end of period	$23,520	$38,510

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)
June 30, 2003

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by TriPath Imaging, Inc. in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring accruals) that, in our opinion, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future periods. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K (File No. 0-22885) for the year ended December 31, 2002.

Reclassifications

Certain amounts for the prior period, specifically those attributable to our TriPath Oncology segment (see Note 8) and to our reporting of health care costs, in the accompanying condensed consolidated financial statements have been reclassified to more accurately reflect research and development and general and administrative expenses. These reclassifications had no effect on previously reported net loss or stockholders’ equity.

2. Inventory

     Inventory consists of the following:

	June 30,	December 31,
	2003	2002

Raw materials	$6,165	$6,934
Work-in-process	2,079	629
Finished goods	2,230	3,410

	$10,474	$10,973

Instruments	$9,253	$9,761
Reagents and consumables	1,221	1,212

	$10,474	$10,973

For the three months ended June 30, 2003 and 2002, reclassifications of $409 and $437, respectively, occurred between customer-use assets, property and equipment, and inventory. For the six months ended June 30, 2003 and 2002, such reclassifications were $1,854 and $1,561, respectively.

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

4. Long-Term Debt

During the quarter we fully repaid the remaining outstanding balance on a $7,000 subordinated term loan, in accordance with its terms. In connection with this term loan, we issued to the lenders warrants to purchase 223,253 shares of our common stock. Using a Black-Scholes pricing model, the warrants were valued upon issuance at $675, which represented non-cash debt issuance costs. These warrants, which expire in 2007, were recorded as additional paid-in capital and the resulting debt issuance costs were amortized on a straight-line basis to interest expense over the three-year term of the loan. That amortization has been completed. These warrants have a weighted average exercise price of $4.70 and were exercisable upon issuance.

5. Line of Credit

In January 2003, we renewed our $5,000 working capital facility with Silicon Valley Bank. The outstanding balance is limited to an amount equal to 80% of eligible accounts receivable. At June 30, 2003, there was no outstanding balance on the line of credit. The line bears interest at the bank’s prime rate plus 1/2% and is collateralized by substantially all of our assets. The line of credit carries customary covenants, including the maintenance of a minimum modified quick ratio, minimum tangible net worth and other requirements.

In August 2002, we obtained a $1,500 lease line of credit from Bank of America. This lease line is secured by a letter of credit against our line of credit with Silicon Valley Bank discussed above. This lease line carries three-year lease terms for items acquired under it and financing charges based on three-year constant Treasury Maturities. The lease line was used as an alternative source of capital to secure operating leases for assets, primarily equipment. As of June 30, 2003, assets amounting to $1,286 were leased under this lease line. Availability of additional funding under this line expired on June 30, 2003.

In April 2003, we obtained a $2,500 lease line of credit from General Electric Capital Corporation. This lease line carries three-year lease terms for items acquired under it. The lease line will be used as an alternative source of capital to secure operating leases for assets, primarily equipment. As of June 30, 2003, there were no assets leased under this lease line.

6. Other Liabilities

We entered into a series of agreements with Becton, Dickinson and Company (“BD”) on July 31, 2001, to develop and commercialize molecular diagnostics and pharmacogenomic tests for cancer as part of the ongoing strategic alliance between BD and Millennium Pharmaceuticals, Inc. (“Millennium”). We have accounted for the transaction in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 68, “Research and Development Arrangements.” In connection with the transaction, we recorded $6,198 in deferred research and development (“R&D”) funding, which will be

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

amortized against such expenses over thirty months on a straight line basis. During the three and six months ended June 30, 2003, $620 and $1,240 of amortization was recorded against R&D expenses, respectively. Included in current liabilities is the unamortized balance of $1,446.

7.     Stock Based Compensation

We account for stock options issued to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, no compensation expense is recognized for stock or stock options issued with an exercise price equivalent to the fair value of our Common Stock. For stock options granted at exercise prices below the deemed fair value, we record deferred compensation expense for the difference between the exercise price of the shares and the deemed fair value. Any resulting deferred compensation expense is amortized ratably over the vesting period of the individual options.

In October 1995, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”). For companies that continue to account for stock based compensation arrangements under APB 25, SFAS 123 requires disclosure of the pro forma effect on net income (loss) and earnings (loss) per share as if the fair value based method prescribed by SFAS 123 had been applied.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123” (“SFAS 148”). This Statement amends SFAS 123, Accounting for Stock Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results (see below).

Had compensation cost for our stock options been determined based on the fair value at the date of grant consistent with the provisions of SFAS 123, with respect to our Equity Incentive Plans and our Employee Stock Purchase Plan, our pro forma net loss and net loss per share would have been as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net loss, as reported	$(2,655)	$(5,418)	$(5,005)	$(10,719)
Stock-based compensation included in reported net loss	9	9	15	19
Stock-based compensation expense under fair value based method for all plans	(809)	(810)	(1,618)	(1,602)

Pro forma net loss	$(3,455)	$(6,219)	$(6,608)	$(12,302)

Net loss per common share (basic & diluted):
As reported	$(0.07)	$(0.14)	$(0.13)	$(0.29)
Pro forma	$(0.09)	$(0.17)	$(0.18)	$(0.33)

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

8.     Operations by Industry Segment

Description of Products and Services by Segment and Geographic Area

We create solutions that redefine the early detection and clinical management of cancer. Specifically, we develop, manufacture, market, and sell proprietary products for cancer detection, diagnosis, staging, and treatment selection. We are using our proprietary technologies and know-how to create an array of products designed to improve the clinical management of cancer. We have developed and marketed an integrated solution for cervical cancer screening and other products that deliver image management, data handling, and prognostic tools for cell diagnosis, cytopathology and histopathology. We have created new opportunities and applications for our proprietary technology by applying recent advances in genomics, biology, and informatics to develop new molecular diagnostic and pharmacogenomic products and services for malignant melanoma and cancers of the cervix, breast, ovary and prostate.

We are organized into two operating units: (1) Commercial Operations, through which we manage the market introduction, sales, service, manufacturing and ongoing development of our products; and (2) TriPath Oncology, our wholly-owned subsidiary through which we manage the development of molecular diagnostic and pharmacogenomic products and services for cancer.

Results by Segment

     The results, by segment, for the three and six months ended June 30, 2003 and 2002, are as follows:

	Three Months Ended June 30, 2003

	Commercial	TriPath
	Operations	Oncology	Total

Sales	$13,252	$—	$13,252
Cost of sales	4,631	—	4,631

Gross profit	8,621	—	8,621
Operating expenses:
Research and development	559	1,664	2,223
Regulatory	1,552	162	1,714
Sales and marketing	4,308	276	4,584
General and administrative	1,711	1,141	2,852

Total operating expenses	8,130	3,243	11,373

Operating income (loss)	$491	$(3,243)	$(2,752)

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30, 2002

	Commercial	TriPath
	Operations	Oncology	Total

Sales	$9,132	$—	$9,132
Cost of sales	3,792	—	3,792

Gross profit	5,340	—	5,340
Operating expenses:
Research and development	611	1,730	2,341
Regulatory	465	134	599
Sales and marketing	4,966	306	5,272
General and administrative	1,405	1,258	2,663

Total operating expenses	7,447	3,428	10,875

Operating loss	$(2,107)	$(3,428)	$(5,535)

	Six Months Ended June 30, 2003

	Commercial	TriPath
	Operations	Oncology	Total

Sales	$24,266	$133	$24,399
Cost of sales	8,493	16	8,509

Gross profit	15,773	117	15,890
Operating expenses:
Research and development	1,076	3,104	4,180
Regulatory	2,590	307	2,897
Sales and marketing	8,229	461	8,690
General and administrative	3,240	2,140	5,380

Total operating expenses	15,135	6,012	21,147

Operating income (loss)	$638	$(5,895)	$(5,257)

	Six Months Ended June 30, 2002

	Commercial	TriPath
	Operations	Oncology	Total

Sales	$16,695	$—	$16,695
Cost of sales	7,039	—	7,039

Gross profit	9,656	—	9,656
Operating expenses:
Research and development	1,235	3,026	4,261
Regulatory	835	257	1,092
Sales and marketing	10,266	483	10,749
General and administrative	2,462	2,091	4,553

Total operating expenses	14,798	5,857	20,655

Operating loss	$(5,142)	$(5,857)	$(10,999)

All sales were generated from external customers. There were no inter-segment revenues. Sales to external customers in the TriPath Oncology segment were $0 and $133 during the three and six months ended June 30, 2003 and were attributable to services sold. Sales to external customers in the Commercial Operations segment for the three months ended June 30, 2003 and 2002 include the following:

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,

	2003	2002

Instruments	$2,404	$1,710
Reagents	9,147	5,797
Fee-per-use and other	1,701	1,625

Total sales	$13,252	$9,132

	Six Months Ended June 30,

	2003	2002

Instruments	$3,481	$3,129
Reagents	17,519	10,554
Fee-per-use and other	3,266	3,012

Total sales	$24,266	$16,695

At June 30, 2003, we had accounts and notes receivable of $2,036 from a company which disclosed to us its intention to exit the cervical cytology business. The contract we have with this customer was a multi-year agreement that included commitments for reagents and disposables. As we were unable to reach a mutually acceptable settlement under our agreement through negotiations with that company, we filed suit against that company in February 2003 in state court in North Carolina to enforce our rights under the agreement. As required under applicable law, we must attempt to mediate this dispute and the court-ordered deadline for a mediation settlement conference is September 30, 2003. At this stage, we are unable to determine the outcome of this mediation. However, we believe the defendant company to be credit-worthy and able to satisfy any judgment we may obtain against it. We expect no material adverse financial impact on our results of operations or financial position, although this litigation will result in additional costs to us that we may be unable to recover.

Depreciation and amortization expense for the three months ended June 30, 2003 and 2002 amounted to $1,015 and $861, respectively, for the Commercial Operations segment and $60 and $12, respectively, for the TriPath Oncology segment. Depreciation and amortization expense for the six months ended June 30, 2003 and 2002 amounted to $2,027 and $1,812, respectively, for the Commercial Operations segment and $115 and $43, respectively, for the TriPath Oncology segment. The TriPath Oncology segment also amortized $620 and $1,240, respectively, of deferred R&D funding against R&D expenses for each of the three and six-month periods ended June 30, 2003 and 2002.

As of June 30, 2003, the TriPath Oncology segment had total assets of $2,006 and the Commercial Operations segment had total assets of $65,015.

Geographic Area Data

Through September 30, 2000, Commercial Operation’s domestic revenues were generated primarily by direct sales activities. In October 2000, the segment began a planned expansion of its field sales forces, which included the building of a physician directed sales force. International revenues continue to be derived primarily through distributors. For the three months ended June 30, 2003 and 2002, international revenues accounted for 26% and 35%, respectively, of total revenues while accounting for 26% and 32% respectively, for the six months ended June 30, 2003 and 2002.

9.     Commitments and Contingencies

We are involved in litigation with Cytyc Corporation. See “Part II, Item 1. Legal Proceedings” for further discussion of this litigation.

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

10.     Recently Issued Accounting Standards

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

In April 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“Issue 94-3”). SFAS 146 addresses the accounting and reporting for costs associated with exit or disposal activities resulting from entities increasingly engaging in exit and disposal activities where certain costs associated with those activities were recognized as liabilities at a plan (commitment) date under Issue 94-3 but did not meet the definition of a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements.” The standard became effective for us beginning January 1, 2003. The adoption of SFAS 146 had no impact on our results of operations or financial position.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others (an interpretation of FAS No. 5, 57 and 107 and rescission of FAS Interpretation No. 34)” (“FIN 45”), which modifies the accounting and enhances the disclosure of certain types of guarantees. FIN 45 requires that upon issuance of certain guarantees, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. The provisions of FIN 45 for the initial recognition and measurement are to be applied to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of annual periods that end after December 15, 2002. The adoption of FIN 45 had no impact on our results of operations or financial position for the three or six months ending, nor as of, June 30, 2003.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”), which requires a new approach in determining if a reporting entity should consolidate certain legal entities, including partnerships, limited liability companies, or trusts, among others, collectively defined as variable interest entities, or VIE’s. A legal entity is considered a VIE if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties. If the legal entity is a VIE, then the reporting entity that is the primary beneficiary must consolidate it. Even if a reporting entity is not obligated to consolidate a VIE, then certain disclosures must be made about the VIE if the reporting entity has a significant variable interest. Certain transition disclosures are required for all financial statements issued after January 31, 2003. The on-going disclosure and consolidation requirements are effective for all interim financial periods beginning after June 15, 2003. We are currently in the process of determining the impact, if any, of FIN 46 on our results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133,

Accounting for Derivative Instruments and Hedging Activities. The standard becomes effective for us, generally, for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 had no impact on our results of operations or financial position for the three months ending, nor as of, June 30, 2003.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The standard became effective for us for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 had no impact on our results of operations or financial position for the three months ending, nor as of, June 30, 2003.

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

This report on Form 10-Q contains forward-looking statements based on our current plans and expectations of our management. Important information about the basis for these plans and expectations and certain factors that may cause our actual results to differ materially from these statements are contained below and in “Certain Factors Which May Affect Future Operations and Results,” beginning on page 23.

The following discussion of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

Background

We create solutions that redefine the early detection and clinical management of cancer. Specifically, we develop, manufacture, market, and sell proprietary products for cancer detection, diagnosis, staging, and treatment selection. We are using our proprietary technologies and know-how to create an array of products designed to improve the clinical management of cancer. We have developed and market an integrated solution for cervical cancer screening and other products that deliver image management, data handling, and prognostic tools for cell diagnosis, cytopathology and histopathology. We have created new opportunities and applications for our proprietary technology by applying recent advances in genomics, biology, and informatics to develop new molecular diagnostic and pharmacogenomic products and services for malignant melanoma and cancers of the cervix, breast, ovary and prostate.

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

Our marketing strategy is focused on providing solutions that address the unmet needs of our three broad market stakeholders, i.e. clinical laboratories, clinicians and third-party payors. We increased our marketing efforts during the first half of 2002 by directing resources toward various marketing-related initiatives designed to promote brand identification and awareness, increase market acceptance of our products and services and enhance product management. We expanded our presence in the marketplace through increased advertising and promotion, company-sponsored seminars and trade shows, and peer selling activities. To further educate and reinforce the benefits of our products, we initiated a partnership with a third party physician/peer education organization that has continued into 2003. An important element of our marketing strategy continues to be to achieve broad market acceptance of our integrated product consisting of SurePath Liquid-Based Pap slides prepared on the PrepStain Slide Processor and screened on the FocalPoint Slide Profiler.

In the first quarter of 2003, we entered into an agreement with Quest Diagnostics, Inc. (“Quest”) to introduce our cervical cancer screening products in select locations. During the second quarter, Quest personnel at two sites were trained and the sites began to receive and bill specimens. Overall, however, sales to Quest in the second quarter were of minimal impact to our results.

During the first quarter of 2003, we initiated U.S. clinical trials, under a binding protocol with the FDA to collect data in support of an application for U.S. approval for our FocalPoint GS system. We expect to make a submission to the FDA from this clinical trial in the latter half of this year. We continued to make progress on our alternative collection clinical trial, as well. During the second quarter, we initiated data collection to support a submission to the FDA for approval for human papilloma virus (“HPV”) testing using the Digene Hybrid Capture® HPV Test on cells collected using our SurePath Test Pack. We expect to make submissions to the FDA from these two clinical trials in the fourth quarter of this year.

In May 2003, we received approval for expanded labeling claims from the FDA to include study data showing a 64.4% (p<0.00001) increase in detection of High Grade Squamous Intraepithelial and more serious lesions (HSIL+), as compared to the conventional Pap smear, using our liquid-based cytology system, which includes the SurePath Test Pack and the PrepStain Slide Processor.

We are participating in a product evaluation in the U.K. In April 2003 the National Institute for Clinical Excellence (“NICE”, or the “Committee”) in the U.K. posted the “Appraisal Consultation Document (“ACD”): Guidance on the use of liquid-based cytology for cervical screening.” The ACD set out the preliminary recommendations developed by the Committee which included that liquid-based cytology (“LBC”) be used as the primary means of collecting samples in the cervical screening program in England and Wales. The final recommendation is expected in August 2003.

Given the Committee’s initial recommendation, we believe that liquid-based cytology will be adopted in England and Wales. It is not known how quickly LBC will be rolled out; who will be the vendor of choice; or if any limitations will be included in the roll-out, as the ACD does not constitute the Committee’s formal guidance on this technology.

We and Cytyc Corporation (“Cytyc”) compete in our sale of our FocalPoint GS and Cytyc’s sale of its ThinPrep Imaging System. We believe Cytyc’s ThinPrep Imaging System infringes our patents and, on June 16, 2003, we filed a lawsuit in the United States District Court for the Middle District of North Carolina seeking damages and injunctive relief to stop such infringement. We also allege in our complaint false and misleading statements by Cytyc in marketing its products. On June 27, 2003, we filed a motion for limited expedited discovery on our claim of patent infringement. On July 1, 2003, Cytyc filed a motion to dismiss, transfer or stay the suit, to which we responded in opposition on July 24, 2003. Also on July 24, 2003, Cytyc filed its answer in the North Carolina court, which included counterclaims seeking a declaration that our patents are invalid and that their ThinPrep Imaging System does not infringe our patents.

On the same day and prior to filing our suit in North Carolina, Cytyc filed an action in the United States District Court for the District of Massachusetts seeking a declaration that our patents are invalid and that their ThinPrep Imaging System does not infringe our patents. Cytyc is not claiming in either of its actions that our FocalPoint GS or any of our other products infringe any of its patents. On July 24, 2003, we filed a motion to dismiss on grounds that the court lacks subject matter jurisdiction and that the suit was an improper anticipatory filing.

No dates for hearings on any of the motions have been scheduled in either jurisdiction.

At this time, because of the early stage of both proceedings, we are unable to predict their ultimate outcome. Similarly, we are unable to predict the potential effect on our business and results of operations that any outcome may ultimately have.

The case number for the North Carolina action is 1:03-cv-550 and the case number for the Massachusetts action is 1:03-cv-11142-DPW. These numbers are for reference only and the corresponding pleadings are expressly not incorporated into this document by reference.

TriPath Oncology

Our TriPath Oncology business focuses on developing and commercializing molecular diagnostic and pharmacogenomic products and services for malignant melanoma and cancers of the cervix, breast, ovary and prostate as part of the ongoing strategic alliance between Becton, Dickinson and Company (“BD”) and Millennium Pharmaceuticals, Inc. (“Millennium”).

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

Significant progress was made in the first half of 2003 toward our objective of developing and commercializing new molecular-based diagnostic assays. We completed marker discovery for all cancer development programs, including cancer of the breast, cervix, ovary and prostate, and we have completed the transfer of breast staging, cervical staging and ovarian screening markers from Millennium. We made significant progress in translating the cervical, breast and ovarian markers into assay reagents, and we have developed functional prototype assays to evaluate each marker’s clinical performance. We introduced an analyte specific reagent for a laboratory developed assay for malignant melanoma through our relationship with AmeriPath, Inc. and have provided technical support for an independent melastatin clinical utility study being conducted through a collaboration between Albany Medical College and AmeriPath. We established a collaborative relationship with Bristol-Myers Squibb Company (“BMS”) in which we provided quantitative tissue-based image analysis in support of a BMS clinical study to assess the Pharmacokinetics and Pharmacodynamics of one of their targeted oncology therapeutics.

Although the discovery process for the colon cancer program was completed earlier this year at Millennium, we, in collaboration with our strategic partner, Becton Dickinson, elected not to exercise rights to these program markers. As such, markers for the colon cancer program will not be transferred to us.

Strategy

In 2001, we implemented a strategy to: (1) build a “franchise” among academic centers of excellence; (2) target regional laboratories and health care provider networks where increased test volumes provide greater opportunity for repeat reagent sales; (3) stress reagent rental and in-house lease arrangements for placement of new PrepStain Slide Processor instruments; (4) leverage the ability of the FocalPoint Slide Profiler to screen both conventional Pap Smears and SurePath slides to drive reagent growth; (5) work for attractive reimbursement for FocalPoint Slide Profiler screening of SurePath slides to complement currently paid premiums for FocalPoint Slide Profiler screening of conventional Pap smears; and (6) create a strong international presence to complement our U.S. business.

Our results since 2001, and continuing through the second quarter of 2003, reflect our ongoing efforts to shift our product sales mix from capital equipment to higher margin reagent and disposable sales. As planned, we leveraged the ability of the FocalPoint Slide Profiler to screen both conventional Pap smears and SurePath slides and now the majority of domestic FocalPoint Slide Profiler placements screen both conventional Pap smear and SurePath slides. In the fourth quarter of 2002, new CPT codes for automated screening of thin-layer slide preparations were established and published in the annual Current Procedural Terminology (“CPT”) 2003 of the American Medical Association. The 2003 Medicare Clinical Laboratory Fee Schedule became effective on January 1, 2003 and includes payment determinations for the automated screening of thin-layer slides that are at a premium to payment determinations for the manual screening of thin-layer slides, accounting for expenses associated with the preparation and screening of thin-layer slides, ensuring attractive reimbursement for FocalPoint Slide Profiler screening of SurePath slides. During the first six months of 2003, since implementation of the new higher payment rates in January 2003 by the Center for Medicare and Medicaid Services for SurePath slides processed on the FocalPoint slide profiler, our customers have seen enhanced coverage with 95% of their insurers on average paying at a higher level than manually screened thin-layer slides. We increased our penetration of certain international target markets such as Canada, Germany, Belgium and the Netherlands as a complement to our U.S. business, as evidenced by significant growth in international sales of SurePath Test Kits and associated reagents and disposables.

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

We are also leveraging the technology that we have developed in support of molecular diagnostic programs to establish new collaborations that will further expand our commercial opportunities. In early 2003, we entered into an agreement with BMS to provide quantitative tissue based image analysis in support of their oncology therapeutics programs targeted at treating epithelial cancers including cancer of the cervix, breast, and colon. We are utilizing our SlideWizard image analysis platform and proprietary software applications to provide a quantitative assessment of tumor marker expression levels from tissue samples provided by BMS for patients enrolled in a Phase I clinical trial for a targeted therapeutic. The data generated by our work is being used to evaluate patient response across varied dosing levels based on changes in tumor marker expression levels both before and after treatment.

Critical Accounting Policies

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, we identified our most critical accounting policies and estimates upon which our financial status depends as those relating to revenue recognition, allowance for doubtful accounts receivable, inventory and valuation of long-lived and other intangible assets. We reviewed our policies and determined that those policies remain our most critical accounting policies for the three and six months ended June 30, 2003. We did not make any changes in those policies during the quarter.

Results of Operations
(In thousands, except share and per share amounts)

Three Months Ended June 30, 2003 and June 30, 2002

Revenues — Total revenues for the second quarter of 2003 were $13,252, representing an increase of 45.1%, compared to revenues of $9,132 in the second quarter of 2002.

Revenues for the second quarter of 2003 in our Commercial Operations segment were $13,252, representing an increase of 45.1%, compared to revenues of $9,132 in the second quarter of 2002.

TriPath Oncology had no revenues in the second quarter of 2003. The net increase in Commercial Operations revenues was primarily due to an increase in reagent sales of $3,350, or 57.8%, and an increase in sales of instruments of $694, or 40.6%, during the second quarter of 2003 compared to the second quarter of 2002. Other revenues, consisting primarily of fee-per-use sales, service on system placements, sales of non-instrument related SlideWizard products, various consumable products, freight and royalties, increased approximately $76 during the second quarter of 2003, largely attributable to freight and royalty revenues.

In the second quarter of 2003, reagent revenues increased by $3,350, or 57.8%, versus the second quarter of 2002. Domestic sales of our SurePath and PrepStain reagents increased $2,936, or 68.5%, and international sales increased $414, or 27.5%, over the same period in 2002. Worldwide, we shipped 43 PrepStain instruments, including 21 sales and 22 reagent rentals in the second quarter of 2003. In the U.S., we placed 24 instruments with new and existing customers, 21 of which were reagent rentals. During the second quarter of 2003, we gained 16 new laboratory customers. Revenues from domestic sales of reagents and disposables increased by 14.8% from the first quarter of 2003. Domestic sales in units increased by 15.6% from the first quarter of 2003 and by 52.6% from the second quarter of 2002. The SurePath Test Pack share of the domestic Pap smear testing market in the U.S. was approximately 9.5% as of the end of the second quarter of 2003 versus 6.3% as of the end of the second quarter of 2002.

We believe that our recorded increase in reagent sales continues to be attributable to several factors. First, our team of sales and marketing professionals now has several quarters of experience selling our products. Second, we revised our sales incentive programs to promote reagent sales. Third, we sought to build a “franchise” among academic centers of excellence and successfully added high profile, opinion leaders to our customer list. Fourth, we directed our sales organization to target laboratories where increased test volumes provide greater opportunity for repeat reagent sales. Fifth, we focused on the placement of new PrepStain instruments under reagent rental arrangements and in-house lease arrangements rather than through our up-front capital equipment sales associated with third-party leasing programs. This has resulted in reduced revenue recorded from up-front capital equipment sales but has added to our revenue from the sale of reagents. Finally, we have leveraged the FDA approvals for the PrepMate accessory to our PrepStain system, the approval for FocalPoint screening of SurePath thin-layer slides, the receipt of a Medical Device License in Canada to market both our PrepStain System and the PrepMate accessory, as well as our May 2003 FDA approval for expanded labeling claims showing an increase in detection of high grade and above lesions, as compared to the conventional Pap smear.

We continue to believe that there is an ongoing U.S. market shift toward liquid-based Pap smear testing. As we have pointed out in the past, FocalPoint was not FDA approved to screen SurePath thin-layer slides until the fourth quarter of 2001 and, therefore, could only initially be used for the screening of conventional Pap smears in the U.S. Since receiving FDA approval in October 2001 to screen SurePath thin-layer slides on FocalPoint, we have leveraged our combined product to drive sales of reagents and disposables. We continue to expect to realize the results from our combined product throughout the remainder of 2003 and beyond.

Instrument revenues increased $694, or 40.6%, for the second quarter of 2003 over the second quarter of 2002. Sales of PrepStain instruments worldwide increased by about $606, or 95.6% for the second quarter of 2003 over the second quarter of 2002, including a domestic increase of $11 and an increase of $595 internationally. All PrepStain instrument placements during the second quarter of 2003 were completed using in-house funding or by direct sale to the customer or distributor. Worldwide sales of FocalPoint systems increased approximately $313, or 27.4%, during the second quarter of 2003 over the second quarter of 2002, with a domestic increase of $1,050 offset by an international decrease of $737. During the second quarter of 2003, we completed the sale and installation of three FocalPoint slide profilers to Kaiser Permanente: two to Kaiser Permanente Northwest and one to Kaiser Permanente Northern California. This transaction contributed $1,050 to revenues in the second quarter of 2003. Overall, FocalPoint slide profilers were placed with 4 new customers in the U.S. during the quarter. This brings the total of FocalPoint slide profiler customers in the U.S. to 49, representing 83 instruments. Approximately 63% of FocalPoint customers in the U.S. utilize our integrating software to process both conventional Pap smears and SurePath slides. Sales related to our Extended SlideWizard instruments decreased $225 between the two comparable quarters.

Other revenues increased $76, or 4.7%, from the second quarter of 2002 to the second quarter of 2003.

Gross Margin — Gross margin for the second quarter of 2003 was 65.1%, an increase from 58.5% in the comparable period of 2002. This resulted in an increase of gross profit of $3,281, or 61.4% between the comparable quarters. The increase was attributable to a greater portion of revenues arising from the sale of higher margin PrepStain and SurePath consumables than the corresponding quarter in 2002 and to efficiencies gained as the result of our introduction of lean manufacturing into our Burlington, North Carolina operations.

Research and Development — Research and development expenses include salaries and benefits of scientific and engineering personnel, testing equipment, relevant consulting and professional services, components for prototypes and certain facility costs. Total research and development expenses for the second quarter of 2003 were $2,223, a 5.0% decrease from $2,341 in the second quarter of 2002.

As activity at TriPath Oncology ramped throughout 2002 and the first quarter of 2003, staffing levels were built to meet the workload. These expenses at TriPath Oncology decreased slightly by $66, or 3.8%, from $1,730 in the second quarter of 2002 to $1,664 in the second quarter of 2003. A slight decrease in research and development expenses of $52, or 8.5%, was also recorded in the Commercial Operations segment.

Regulatory — Regulatory expenses include salaries and benefits of regulatory and quality personnel, costs related to clinical studies and submissions to the FDA, and relevant consulting services. Total regulatory expenses for the second quarter of 2003 were $1,714, a 186.1% increase from $599 in the second quarter of 2002. The majority of this increase occurred in our Commercial Operations segment, primarily attributable to activities surrounding several clinical trials, particularly the FocalPoint GS, HPV, and Alternative Collection Device trials.

Regulatory expenses in our Commercial Operations segment increased by $1,087, or 233.8%, from the second quarter of 2002 to the same quarter of 2003, while the increase in our TriPath Oncology segment was only $28, or 20.9% over the same period in 2002. Regulatory expenses will likely increase in the third quarter of 2003 as these clinical trials continue, with costs in the fourth quarter of 2003 being dependent upon progress made during the third quarter.

Sales and Marketing — Sales and marketing expenses include salaries and benefits of sales, marketing, sales support and service personnel, and their related expenses. In addition, non-personnel-related expenses associated with marketing our products are also included in sales and marketing expenses. Total sales and marketing expenses for the second quarter of 2003 were $4,584, a decrease of $688, or 13.1%, from $5,272 in the second quarter of 2002. This decrease resulted from efficiencies gained through a 2002 consolidation of our sales infrastructure, as well as timing of activities surrounding certain consulting-related sales and marketing activities.

Sales and marketing costs on our Commercial Operations segment for the second quarter of 2003 were $4,308, a decrease of $658, or 13.3%, compared to the $4,966 in the corresponding quarter of 2002. At TriPath Oncology, these expenses also reflected a decrease of $30, or 9.8%, between the second quarters of 2002 and 2003.

General and Administrative — General and administrative expenses include salaries and benefits for administrative personnel, legal and other professional fees and certain facility costs. Total general and administrative expenses for the second quarter of 2003 were $2,852, which represents an increase of $189, or 7.1%, versus $2,663 recorded in the same period in 2002.

Commercial Operations recorded general and administrative expenses of $1,711 in the second quarter of 2003, an increase of $306, or 21.8% compared to $1,405 recorded in the same quarter in 2002. This was largely attributable to personnel-related costs, to depreciation on assets acquired in 2002 and to litigation related legal fees. TriPath Oncology recorded general and administrative expenses of $1,141 in the second quarter of 2003, a decrease of $117, or 9.3% compared to $1,258 recorded in the same quarter in 2002. This decrease was largely attributable to reduced costs related to data processing infrastructure aimed at establishing TriPath Oncology’s facility in the Research Triangle Park in North Carolina in the second quarter of 2002.

Interest Income and Expense — Interest income for the second quarter of 2003 was $100, a 62.8% decrease from $269 during the second quarter of 2002. This decrease was primarily attributable to lower invested cash balances. Interest expense also decreased 98.0% from $152 in the second quarter of 2002, to $3 in the second quarter of 2003. This decrease is primarily due to a lower balance of outstanding debt in the second quarter of 2003 compared to the second quarter of 2002.

Six Months Ended June 30, 2003 and June 30, 2002

Revenues — Total revenues for the first half of 2003 were $24,399, representing an increase of 46.1%, compared to revenues of $16,695 in the first half of 2002.

Revenues attributable to our TriPath Oncology segment were $133 during the first six months of 2003. All of those revenues were attributable to services sold. There were no revenues in that segment for the same period in 2002.

Revenues for the first six months of 2003 in our Commercial Operations segment were $24,266, representing an increase of 45.3%, compared to revenues of $16,695 in the first half of 2002. The net increase was primarily due to an increase in reagent sales of $6,966, or 66.0%, and due to an increase in sales of instruments of $352, or 11.2%, during the first six months of 2003 compared to the same period of 2002. Other revenues, consisting primarily of fee-per-use sales, service on system placements, sales of non-instrument related SlideWizard products, various consumable products, freight and royalties, increased approximately $253 during the first half of 2003, largely attributable to FocalPoint fee-per-use revenues and freight and royalty income.

In the first six months of 2003, reagent revenues increased by $6,966, or 66.0%, versus the first half of 2002. Domestic sales of our SurePath and PrepStain reagents increased $5,924, or 78.0%, and international sales increased $1,042, or 35.2%, over the same period in 2002. Worldwide we shipped 77 PrepStain instruments, including 33 sales and 44 reagent rentals in the first half of 2003. In the U.S., we placed 48 instruments, 43 of which were reagent rentals. During the first six months of 2003, we added 38 new laboratory customers in the U.S.

Instrument revenues increased $352, or 11.2%, for the first six months of 2003 over the first half of 2002. Sales of PrepStain instruments worldwide increased by about $868, or 149.1% for the first half of 2003 over the first half of 2002, including a domestic increase of $110 and an increase of $758 internationally. All PrepStain instrument placements during the first half of 2003 were completed using in-house funding or by direct sale to customers or distributors. Worldwide sales of FocalPoint systems decreased approximately $220, or 9.9%, during the first six months of 2003 over the same period of 2002, with a domestic increase of $346 offset by an international decrease of $566. FocalPoint Slide Profilers were placed with 9 new customers in the U.S., including two units each at Carolinas Healthcare System and Kaiser Permanente Northwest. This brings the total of FocalPoint Slide Profiler customers in the U.S. to 49, representing 83 instruments. Approximately 63% of FocalPoint customers in the U.S. utilize our integrating software to process both conventional Pap smears and SurePath slides. As previously mentioned, during the quarter, we completed the sale and installation of three FocalPoint slide profilers to Kaiser Permanente: two to Kaiser Permanente Northwest and one to Kaiser Permanente Northern California. This transaction contributed

$1,050 to revenues in the first half of 2003. Revenues related to our Extended SlideWizard instruments decreased $296 between the two comparable six-month periods.

Other revenues increased $253, or 8.4%, from the first six months of 2002 to the first half of 2003. Contributing to this net increase were higher FocalPoint fee-per-use revenues of $119 between the first six months of 2003 and 2002. Other net increases amounted to $134 were mostly attributable to freight and royalty income.

Gross Margin — Gross margin for the first six months of 2003 was 65.1%, an increase from 57.8% in the comparable period of 2002. This resulted in an increase of gross profit of $6,234, or 64.6% between the comparable periods. The increase was attributable to a greater portion of revenues arising from the sale of higher margin PrepStain and SurePath consumables than the corresponding period in 2002 and to efficiencies gained as the result of our introduction of lean manufacturing into our Burlington, North Carolina operations.

Research and Development — Research and development expenses include salaries and benefits of scientific and engineering personnel, testing equipment, relevant consulting and professional services, components for prototypes and certain facility costs. Total research and development expenses for the first six months of 2003 were $4,180, a slight decrease from $4,261 in the first half of 2002.

As activity at TriPath Oncology ramped throughout 2002 and into 2003, staffing levels were built to meet the workload. These expenses at TriPath Oncology increased $78, or 2.6%, from approximately $3,026 in the first six months of 2002 to $3,104 in the first half of 2003. A decline in research and development expenses of $159, or 12.9%, recorded in the Commercial Operations segment was attributable to reduced and realigned activity in new research and development work and the transfer of our Imaging Technology group to TriPath Oncology.

Regulatory — Regulatory expenses include salaries and benefits of regulatory and quality personnel, costs related to clinical studies and submissions to the FDA, and relevant consulting services. Total regulatory expenses for the first six months of 2003 were $2,897, a 165.3% increase from $1,092 in the first half of 2002. The majority of this increase occurred in our Commercial Operations segment, primarily attributable to activities surrounding several clinical trials, particularly the FocalPoint GS, HPV, and Alternative Collection Device trials.

Regulatory expenses in our Commercial Operations segment increased by $1,755, or 210.2%, from the first six months of 2002 to the same period of 2003, while the increase in our TriPath Oncology segment was $50, or 19.5% over the same period in 2002. Regulatory expenses will likely increase in the third quarter of 2003 as these clinical trials continue, with costs in the fourth quarter of 2003 being dependent upon progress made during the third quarter.

Sales and Marketing — Sales and marketing expenses include salaries and benefits of sales, marketing, sales support and service personnel, and their related expenses. In addition, non-personnel-related expenses associated with marketing our products are also included in sales and marketing expenses. Total sales and marketing expenses for the first six months of 2003 were $8,690, a decrease of $2,059, or 19.2%, from $10,749 in the first half of 2002. This decrease resulted from efficiencies gained through a 2002 consolidation of our sales infrastructure, as well as timing of activities surrounding certain consulting-related sales and marketing activities while we reassessed the overall effectiveness of the activities undertaken to date.

Sales and marketing costs on our Commercial Operations segment for the first six months of 2003 were $8,229, a decrease of $2,037, or 19.8%, compared to $10,266 recorded in the corresponding period of 2002. At TriPath Oncology, these expenses also reflected a slight decrease, attributable to market research and development work surrounding our programs of interest, of $22, or 4.6%, between the first six months of 2002 and 2003.

General and Administrative — General and administrative expenses include salaries and benefits for administrative personnel, legal and other professional fees and certain facility costs. Total general and administrative expenses for the first six months of 2003 were $5,380, which represents an increase of 18.2% versus $4,553 recorded in the same period in 2002.

Commercial Operations recorded general and administrative expenses of $3,240 in the first half of 2003, an increase of $778, or 31.6% compared to $2,462 recorded in the same period in 2002. This was largely attributable to personnel-related costs, litigation related legal fees, and to depreciation on assets acquired in 2002. TriPath Oncology recorded general and administrative expenses of $2,140 in the first six months of 2003, an increase of $49, or 2.3% compared to $2,091 recorded in the same period in 2002.

Interest Income and Expense — Interest income for the first six months of 2003 was $268, a 56.3% decrease from $613 during the first half of 2002. This decrease was primarily attributable to lower invested cash balances. Interest expense also decreased 95.2% from $333 in the first half of 2002, to $16 in the first six months of 2003. This decrease is primarily due to a lower balance of outstanding debt in the first half of 2003 compared to the first half of 2002.

Recently Issued Accounting Standards

In accordance with recently issued accounting pronouncements, we will be required to comply with certain changes in accounting rules and regulations. See Note 10 to the Condensed Consolidated Financial Statements included herein.

Liquidity and Capital Resources
(In thousands, except share and per share amounts)

Since our formation, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of $229,487 as of June 30, 2003. We have funded our operations primarily through the private placement and public sale of equity securities, debt facilities and product sales. We had cash and cash equivalents of $23,520 at June 30, 2003 compared with $32,571 at December 31, 2002.

Cash used in operating activities was $9,133 during the six months ended June 30, 2003 compared with $12,662 during the corresponding period of 2002. Negative operating cash flow during both periods was caused primarily by operating losses; however, during the first half of 2003, operating cash used in the quarter was impacted significantly by a payment of $2,410, in settlement of a contingent liability. Capital expenditures were $109 during the six months ended June 30, 2003 and $1,902 during the corresponding period of 2002. We presently have no material commitments for capital expenditures.

Beginning in 2001, the declining interest rates in the U.S. and our cash burn rate negatively impacted amounts earned on our invested funds. Short-term interest rates are at, or near, historical lows. Average yields on invested funds have fallen between 450 and 500 basis points since the beginning of 2001. This was contrary to the fixed-rate nature of our borrowings and other term debt. If this interest rate environment continues, there will be a net negative impact on our cash relative to net interest income. Regarding our debt balances, we paid off our term loan during the second quarter of 2003. There are presently no plans to replace that facility with a similar borrowing.

On February 8, 2000, we entered into a $7,000 subordinated term loan with a syndicate of lenders to finance operations. We drew $5,250 of this facility in February 2000 and the balance of $1,750 in March 2000. This loan was fully amortized and repaid during April 2003. At the present time, we have no plans to replace this loan with a similar facility (see Note 4 to the Condensed Consolidated Financial Statements). Cash used to service this loan was in excess of $700 per quarter, an amount that will no longer be a use of our cash.

In January 2003, we renewed a $5,000 working capital facility with Silicon Valley Bank. The outstanding balance is limited to an amount equal to 80% of eligible accounts receivable. The line commitment expired on January 31, 2003 and was renewed for an additional year until January 31, 2004. The line bears interest at the bank’s prime rate plus 1/2% and is collateralized by substantially all of our assets. The line of credit carries customary covenants, including the maintenance of a minimum modified quick ratio, minimum tangible net worth, and other requirements. We had no outstanding borrowings under this agreement at June 30, 2003, though the availability under the line of credit could provide additional funding if needed. We have no other long-term debt commitments and no off-balance sheet financing vehicles other than the lease line of credit discussed below and in Note 5 to the Condensed Consolidated Financial Statements.

During August 2002, we secured a $1,500 lease line of credit from Bank of America. This line is secured by a letter of credit against our line of credit with Silicon Valley Bank (see Note 5 to the Condensed Consolidated Financial Statements). This lease line of credit, which carries three-year lease terms for items acquired under it, was used to secure operating leases for assets, primarily equipment. As of June 30, 2003, there were assets of $1,286 leased under this lease line. Availability of additional funding under this line expired on June 30, 2003.

During April 2003, we secured a $2,500 lease line of credit from GE Capital Corporation. This lease line of credit, which carries three-year lease terms for items acquired under it, will be used to secure operating leases for assets, primarily equipment. As of June 30, 2003, there were no assets leased under this lease line.

Outlook

In the fourth quarter of 2002, the Commercial Operations segment achieved breakeven operations for the first time. The segment was profitable in both the first and second quarters of 2003, and we continue to believe that the Commercial Operations segment will be profitable for the entire year of 2003. Regulatory expenses for 2003 will exhibit the greatest quarterly variability due to the timing and extent of anticipated clinical trials. Given this variability, the Commercial Operations segment may not exhibit profitability in all quarters of 2003, despite its profitable performance during the first half of 2003. The excess cash flow generated from the Commercial Operations segment will be utilized, in part, to fund the operations of our TriPath Oncology segment.

The TriPath Oncology segment will likely continue to incur expenses in excess of revenues generated through at least 2004. We anticipate that, during the second half of 2003, the TriPath Oncology segment will incur approximately $1,100 — $1,300 of expenses per month, up from $1,000 per month in the first half of 2003.

Our total operating expenses in 2002 were $41,045. Our projected 2003 operating expenses should fall in the range of $45,000 to $47,000 reflecting our intention to keep operating expenses in line with our expected top line growth.

We believe that we can manage our balance sheet to minimize cash requirements in 2003. We expect that our capital expenditures for 2003 will be under $1,000. We have a $2,500 lease line of credit that will be utilized for equipment placed under operating leases. The expenses associated with these leases are anticipated in our operating expense projections for 2003. We believe that our existing cash and anticipated additional debt and/or lease financing for internal use assets, rental placements of PrepStain and fee-per-use placements of FocalPoint, will be sufficient to enable us to meet our future cash obligations through the end of 2004.

While it is also possible that marketing and sales expenditures for the continued SurePath commercial rollout for gynecological uses in the United States, capital expenditures associated with placements of PrepStain units and FocalPoint fee-per-use instruments, and expenditures related to clinical trials, manufacturing, litigation with a competitor, the TriPath Oncology segment and other administrative costs may increase, we anticipate that our future sales growth and the cost control measures we have implemented should preclude us from having to raise additional funds in the 2003 to 2004 time period. If, however, our existing resources prove insufficient to satisfy our liquidity requirements, we may need to raise additional funds through bank facilities, the sale of additional equity or debt securities or other sources of capital. The sale of any equity or debt securities, if required, may result in additional dilution to our stockholders, and, considering current market conditions, we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all, which would have a material adverse effect on our liquidity and capital resources, business, financial condition and results of operations.

Certain Factors Which May Affect Future Operations and Results

This Management’s Discussion and Analysis contains contain forward-looking statements based on current expectations of our management. Generally, those forward-looking statements use words like “expect,” “believe,” “continue,” “anticipate,” “estimate,” “may,” “will,” “could,” “opportunity,” “future,” “project,” and similar expressions. Such statements are subject to risks and uncertainties, including those described below, that could cause actual results to differ from those projected. The forward-looking statements include statements about our: projected timetables for the pre-clinical and clinical development of, regulatory submissions and approvals for, and market introduction of our products and services; expected future revenues, operations and expenditures; and projected cash needs. We caution investors not to place undue reliance on the forward-looking statements contained in this report, which speak only as the date hereof. We undertake no obligation to update these statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events, except as required by law.

Certain factors, among others, that could cause our actual results to differ materially from what is expressed in those forward looking statements include the following: TriPath Oncology may be unable to successfully develop and commercialize diagnostic oncology products and services when anticipated, if at all; we may be unable to increase sales and revenues at our historical rates; we may not receive revenues when or in the amounts anticipated; we may not achieve profitability when expected, if at all; our products may not receive regulatory approval when we expect, if at all; BD may change its business direction or priorities or default in its obligations to us; our products may not be accepted by the market to the extent we expect; we may be unable to establish and maintain licenses, strategic collaborations and distribution arrangements; implementation of the new CPT codes may not have the financial impact we expect; we may lack the financial resources necessary to further develop our marketing and sales capabilities domestically and internationally or to expand our manufacturing capability; we may be unable to comply with the extensive domestic and international governmental regulatory approval and review procedures to which the manufacture and sale of our products are subject, or lack the financial resources to bear the expense associated with such compliance; we may be unable to obtain and maintain adequate patent and other proprietary rights protection of our products and services; competition and technological change may make our products or potential products and technologies less attractive or obsolete; we may incur greater expenses than we expect with our clinical trials or they may take longer to complete than we expect; our promotional discounts, sales and marketing programs and strategies may not have their expected effect; and uncertainties resulting from the initiation and continuation of our litigation with a competitor could have a material adverse effect on our ability to continue our operations. Some of these factors and others are discussed in more detail in Exhibit 99.1 “Factors Affecting Future Operating Results” to our Annual Report on Form 10-K for the year ended December 31, 2002, which is incorporated into this report by this reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not participate in derivative financial instruments, other financial instruments for which the fair value disclosure would be required under Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”), or derivative commodity instruments. All of our investments are in short-term, investment-grade commercial paper, corporate bonds and U.S. government and agency securities that are carried at cost on our books. Accordingly, we have no quantitative information concerning the market risk of participating in such investments.

Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. Our financial results and cash flows are subject to fluctuation due to changes in interest rates, primarily from our investment of available cash balances in highly rated institutions. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. See “Liquidity and Capital Resources under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further discussion of the impact of interest rates on our financial results.

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

Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on their evaluation, our principal executive officer and principal financial officer concluded that these controls and procedures are effective in timely alerting them to material information required to be disclosed by us in the reports that we file with the SEC.

(b)  Changes in Internal Controls

During the most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We and Cytyc Corporation (“Cytyc”) compete in our sale of our FocalPoint GS and Cytyc’s sale of its ThinPrep Imaging System. We believe Cytyc’s ThinPrep Imaging System infringes our patents and, on June 16, 2003, we filed a lawsuit in the United States District Court for the Middle District of North Carolina seeking damages and injunctive relief to stop such infringement. We also allege in our complaint false and misleading statements by Cytyc in marketing its products. On June 27, 2003, we filed a motion for limited expedited discovery on our claim of patent infringement. On July 1, 2003, Cytyc filed a motion to dismiss, transfer or stay the suit, to which we responded in opposition on July 24, 2003. Also on July 24, 2003, Cytyc filed its answer in the North Carolina court, which included counterclaims seeking a declaration that our patents are invalid and that their ThinPrep Imaging System does not infringe our patents.

On the same day and prior to filing our suit in North Carolina, Cytyc filed an action in the United States District Court for the District of Massachusetts seeking a declaration that our patents are invalid and that their ThinPrep Imaging System does not infringe our patents. Cytyc is not claiming in either of its actions that our FocalPoint GS or any of our other products infringe any of its patents. On July 24, 2003, we filed a motion to dismiss on grounds that the court lacks subject matter jurisdiction and that the suit was an improper anticipatory filing.

No dates for hearings on any of the motions have been scheduled in either jurisdiction.

At this time, because of the early stage of both proceedings, we are unable to predict their ultimate outcome. Similarly, we are unable to predict the potential effect on our business and results of operations that any outcome may ultimately have.

The case number for the North Carolina action is 1:03-cv-550 and the case number for the Massachusetts action is 1:03-cv-11142-DPW. These numbers are for reference only and the corresponding pleadings are expressly not incorporated into this document by reference.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 22, 2003, our stockholders voted as follows:

(a) To elect Arthur King and Richard A. Franco, R. Ph. to the Board of Directors, each to serve a three-year term.

Nominee	Vote “For”	Vote Withheld

Arthur King	31,163,517	181,579
Richard A. Franco, R. Ph	31,163,558	181,538

There were no broker non-votes or abstentions with respect to this matter. The terms in office of Paul R. Sohmer, M.D., Haywood D. Cochrane, Jr., Robert L. Sullivan, and Robert E. Curry, Ph.D. continued after the annual meeting.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

See Exhibit Index immediately following the Signatures.

(b)	Reports on Form 8-K.

We filed a Current Report on Form 8-K on June 17, 2003, regarding the lawsuit that we filed against Cytyc and the lawsuit filed by Cytyc against us.

TRIPATH IMAGING, INC.
FORM 10-Q
June 30, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIPATH IMAGING, INC.

DATE:	July 30, 2003	BY: /s/ Stephen P. Hall Stephen P. Hall
Senior Vice-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

3.1	Restated Certificate of Incorporation. Filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended June 30, 2002 (File No. 0-22885) and incorporated herein by reference.

3.2	Amended and Restated By-laws of the Company. Filed as Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended June 30, 2002 (File No. 0-22885) and incorporated herein by reference.

31.1	Certification of the Chief Executive Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Written Statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.