Form 10-Q
period 2003-09-30
TRIPATH IMAGING INC
filed 2003-11-04
CIK 1041426

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to

Commission file number 0-22885

TRIPATH IMAGING, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	56-1995728 (IRS Employer Identification No.)

780 Plantation Drive, Burlington, North Carolina (Address of principal executive offices)	27215 (Zip Code)

(336) 222-9707

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No (   )

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  (X) No  (   )

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2003

Common Stock, $.01 par value	37,786,035

TriPath Imaging, Inc.

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TriPath Imaging, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$22,486	$32,571
Accounts receivable, net	11,770	9,370
Inventory, net	11,895	10,973
Other current assets	2,016	477

Total current assets	48,167	53,391
Customer use assets, net	6,039	6,357
Property and equipment, net	3,432	4,063
Other assets	527	930
Intangible assets	8,598	9,210

Total assets	$66,763	$73,951

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,493	$2,341
Accrued expenses	6,875	5,436
Deferred revenue and customer deposits	958	1,103
Deferred research and development funding	826	2,479
Current portion of debt	170	785
Other current liabilities	—	2,410

Total current liabilities	13,322	14,554
Long-term debt, less current portion	8	13
Other long-term liabilities	—	207
Stockholders’ equity:
Common stock, $0.01 par value; 98,000,000 shares authorized; 37,702,574 and 37,454,234 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	377	375
Additional paid-in capital	284,287	283,396
Deferred compensation	(59)	(78)
Accumulated deficit	(231,096)	(224,482)
Accumulated other comprehensive loss	(76)	(34)

Total stockholders’ equity	53,433	59,177

Total liabilities and stockholders’ equity	$66,763	$73,951

See accompanying notes to condensed consolidated financial statements

TriPath Imaging, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues	$14,113	$9,826	$38,512	$26,521
Cost of revenues	4,805	3,886	13,314	10,925

Gross profit	9,308	5,940	25,198	15,596
Operating expenses:
Research and development	2,421	2,073	6,601	6,334
Regulatory	1,155	1,000	4,052	2,092
Sales and marketing	4,542	4,741	13,232	15,490
General and administrative	2,861	2,474	8,241	7,027

	10,979	10,288	32,126	30,943

Operating loss	(1,671)	(4,348)	(6,928)	(15,347)
Interest income	74	191	342	804
Interest expense, including amortization of non-cash debt issuance costs under term loan agreement	(12)	(123)	(28)	(456)

Net loss	$(1,609)	$(4,280)	$(6,614)	$(14,999)

Net loss per common share (basic and diluted)	$(0.04)	$(0.11)	$(0.18)	$(0.40)

Weighted-average common shares outstanding	37,643	37,480	37,569	37,433

See accompanying notes to condensed consolidated financial statements.

TriPath Imaging, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine months ended
	September 30,
	2003	2002

Operating activities
Net loss	$(6,614)	$(14,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,253	2,861
Amortization of non-cash debt issuance costs	—	169
Loss (gain) on disposal of fixed assets	13	(5)
Amortization of deferred research and development	(1,859)	(1,859)
Other non-cash items	—	950
Change in operating assets and liabilities:
Accounts receivable	(2,400)	(875)
Inventory	(2,645)	(2,420)
Accounts payable and other current liabilities	3,585	(65)
Other	(3,693)	554

Net cash used in operating activities	(10,360)	(15,689)
Investing activities
Purchases of property and equipment	(138)	(2,460)
Disposals of property and equipment	—	5
Maturities of short-term investments	—	2,499
Other	196	—

Net cash provided by investing activities	58	44
Financing activities
Proceeds from debt	482	—
Proceeds from exercise of stock options	894	234
Payments on long debt and leases	(1,103)	(2,489)

Net cash provided by (used in) financing activities	273	(2,255)
Effect of exchange rate changes on cash	(56)	21

Net decrease in cash and cash equivalents	(10,085)	(17,879)
Cash and cash equivalents at beginning of period	32,571	53,477

Cash and cash equivalents at end of period	$22,486	$35,598

See accompanying notes to condensed consolidated financial statements

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)
September 30, 2003

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

2. Inventory

Inventory consists of the following:

	September 30,	December 31,
	2003	2002

Raw materials	$6,810	$6,934
Work-in-process	2,317	629
Finished goods	2,768	3,410

	$11,895	$10,973

Instruments	$10,721	$9,761
Reagents and consumables	1,174	1,212

	$11,895	$10,973

For the three months ended September 30, 2003 and 2002, reclassifications of $132 and $150, respectively, occurred between customer-use assets, property and equipment, and inventory. For the nine months ended September 30, 2003 and 2002, such reclassifications were $1,722 and $1,712, respectively.

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

4. Long-Term Debt

In connection with a term loan which was fully repaid earlier this year, we issued to the lenders warrants to purchase 223,253 shares of our common stock. Using a Black-Scholes pricing model, the warrants were valued upon issuance at $675, which represented non-cash debt issuance costs. These warrants, which expire in 2007, were recorded as additional paid-in capital and the resulting debt issuance costs were amortized on a straight-line basis to interest expense over the three-year term of the loan. That amortization has been completed. These warrants have a weighted average exercise price of $4.70 and were exercisable upon issuance.

5. Line of Credit

In January 2003, we renewed our $5,000 working capital facility with Silicon Valley Bank. The outstanding balance is limited to an amount equal to 80% of eligible accounts receivable. At September 30, 2003, there was no outstanding balance on the line of credit. The line bears interest at the bank’s prime rate plus 1/2% and is collateralized by substantially all of our assets. The line of credit carries customary covenants, including the maintenance of a minimum modified quick ratio, minimum tangible net worth and other requirements.

In August 2002, we obtained a $1,500 lease line of credit from Bank of America. This lease line is secured by a letter of credit against our line of credit with Silicon Valley Bank discussed above. This lease line carries three-year lease terms for items acquired under it and financing charges based on three-year constant Treasury Maturities. The lease line was used as an alternative source of capital to secure operating leases for assets, primarily equipment. As of September 30, 2003, assets with an original cost of $1,286 were leased under this lease line. Availability of additional funding under this line expired on June 30, 2003.

In April 2003, we obtained a $2,500 lease line of credit from General Electric Capital Corporation. This lease line carries three-year lease terms for items acquired under it. The lease line will be used as an alternative source of capital to secure operating leases for assets, primarily equipment. As of September 30, 2003, assets with an original cost of $226 were leased under this lease line.

6. Other Liabilities

We entered into a series of agreements with Becton, Dickinson and Company (“BD”) on July 31, 2001, to develop and commercialize molecular diagnostics and pharmacogenomic tests for cancer as part of the ongoing strategic alliance between BD and Millennium Pharmaceuticals, Inc. (“Millennium”). We have accounted for the transaction in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 68, “Research and Development Arrangements.” In connection with the transaction, we recorded $6,198 in deferred research and development (“R&D”) funding, which will be

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

amortized against such expenses over thirty months on a straight line basis. During the three and nine months ended September 30, 2003, $620 and $1,859 of amortization was recorded against R&D expenses, respectively. Included in current liabilities is the unamortized balance of $826.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” (“SFAS 148”). This Statement amends SFAS No. 123, Accounting for Stock Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results (see below).

Had compensation cost for our stock options been determined based on the fair value at the date of grant consistent with the provisions of SFAS 123, with respect to our Equity Incentive Plans and our Employee Stock Purchase Plan, our pro forma net loss and net loss per share would have been as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss, as reported	$(1,609)	$(4,280)	$(6,614)	$(14,999)
Stock-based compensation included in reported net loss	6	9	21	28
Stock-based compensation expense under fair value based method for all plans	(828)	(859)	(2,467)	(2,461)

Pro forma net loss	$(2,431)	$(5,130)	$(9,060)	$(17,432)

Net loss per common share (basic & diluted):
As reported	$(0.04)	$(0.11)	$(0.18)	$(0.40)
Pro forma	$(0.06)	$(0.14)	$(0.24)	$(0.47)

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

Results by Segment

The results, by segment, for the three and nine months ended September 30, 2003 and 2002, are as follows:

	Three Months Ended September 30, 2003
	Commercial	TriPath
	Operations	Oncology	Total

Revenues	$14,113	$—	$14,113
Cost of revenues	4,805	—	4,805

Gross profit	9,308	—	9,308
Operating expenses:
Research and development	601	1,820	2,421
Regulatory	961	194	1,155
Sales and marketing	4,279	263	4,542
General and administrative	1,824	1,037	2,861

Total operating expenses	7,665	3,314	10,979

Operating income (loss)	$1,643	$(3,314)	$(1,671)

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30, 2002
	Commercial	TriPath
	Operations	Oncology	Total

Revenues	$9,826	$—	$9,826
Cost of revenues	3,886	—	3,886

Gross profit	5,940	—	5,940
Operating expenses:
Research and development	491	1,582	2,073
Regulatory	871	129	1,000
Sales and marketing	4,521	220	4,741
General and administrative	1,490	984	2,474

Total operating expenses	7,373	2,915	10,288

Operating loss	$(1,433)	$(2,915)	$(4,348)

	Nine Months Ended September 30, 2003
	Commercial	TriPath
	Operations	Oncology	Total

Revenues	$38,379	$133	$38,512
Cost of revenues	13,298	16	13,314

Gross profit	25,081	117	25,198
Operating expenses:
Research and development	1,677	4,924	6,601
Regulatory	3,551	501	4,052
Sales and marketing	12,508	724	13,232
General and administrative	5,064	3,177	8,241

Total operating expenses	22,800	9,326	32,126

Operating income (loss)	$2,281	$(9,209)	$(6,928)

	Nine Months Ended September 30, 2002
	Commercial	TriPath
	Operations	Oncology	Total

Revenues	$26,521	$—	$26,521
Cost of revenues	10,925	—	10,925

Gross profit	15,596	—	15,596
Operating expenses:
Research and development	1,726	4,608	6,334
Regulatory	1,706	386	2,092
Sales and marketing	14,787	703	15,490
General and administrative	3,952	3,075	7,027

Total operating expenses	22,171	8,772	30,943

Operating loss	$(6,575)	$(8,772)	$(15,347)

All sales were generated from external customers. There were no inter-segment revenues. Sales to external customers in the TriPath Oncology segment were $0 and $133 during the three and nine months ended September 30, 2003, respectively, and were attributable to services sold. Sales to external customers in the Commercial Operations segment for the three and nine months ended September 30, 2003 and 2002, include the following:

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,
	2003	2002

Instruments	$2,054	$1,631
Reagents	10,314	6,564
Fee-per-use and other	1,745	1,631

Total sales	$14,113	$9,826

	Nine Months Ended September 30,
	2003	2002

Instruments	$5,534	$4,760
Reagents	27,834	17,118
Fee-per-use and other	5,011	4,643

Total sales	$38,379	$26,521

At September 30, 2003, we had accounts and notes receivable of $2,036 from a company which disclosed to us its intention to exit the cervical cytology business. The contract we have with this customer was a multi-year agreement that included commitments for reagents and disposables. As we were unable to reach a mutually acceptable settlement through negotiations, we filed suit against that company in February 2003 in state court in North Carolina to enforce our rights under the agreement. As required under applicable law, we participated in a mediation settlement conference, which ended inconclusively. Accordingly, the litigation remains ongoing, and we intend to vigorously pursue our rights under our agreement with the company. At this stage, we are unable to determine the outcome of this dispute. However, we believe our agreement with this company is enforceable and have no reason to believe that it is not credit-worthy or unable to satisfy any judgment we may obtain against it. We expect no material adverse financial impact on our results of operations or financial position, although this litigation will result in additional costs to us that we may be unable to recover.

Depreciation and amortization expense for the three months ended September 30, 2003 and 2002 amounted to $1,049 and $939, respectively, for the Commercial Operations segment and $61 and $39, respectively, for the TriPath Oncology segment. Depreciation and amortization expense for the nine months ended September 30, 2003 and 2002 amounted to $3,077 and $2,751, respectively, for the Commercial Operations segment and $176 and $82, respectively, for the TriPath Oncology segment. The TriPath Oncology segment also amortized $620 and $1,859, respectively, of deferred R&D funding against R&D expenses for each of the three and nine-month periods ended September 30, 2003 and 2002.

As of September 30, 2003, the TriPath Oncology segment had total assets of $1,621 and the Commercial Operations segment had total assets of $65,142.

Geographic Area Data

Through September 30, 2000, Commercial Operation’s domestic revenues were generated primarily by direct sales activities. For the three months ended September 30, 2003 and 2002, international revenues accounted for 26% and 31%, respectively, of total revenues while accounting for 26% and 32% respectively, for the nine months ended September 30, 2003 and 2002.

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

9. Commitments and Contingencies

We and Cytyc Corporation (“Cytyc”) compete in our sale of our FocalPoint and Cytyc’s sale of its ThinPrep Imaging System. We believe Cytyc’s ThinPrep Imaging System infringes our patents and, on June 16, 2003, we filed a lawsuit in the United States District Court for the Middle District of North Carolina seeking damages and injunctive relief to stop such infringement. We also allege in our complaint false and misleading statements by Cytyc in marketing its products. On July 1, 2003, Cytyc filed a motion to dismiss, transfer or stay the suit, which we opposed on July 24, 2003. Also on July 24, 2003, Cytyc filed its answer in the North Carolina court, which included counterclaims seeking a declaration that our patents are invalid and that its ThinPrep Imaging System does not infringe our patents. On October 30, 2003, the Court in this action issued an order transferring this case to the United States District Court for the District of Massachusetts.

On June 16, 2003, Cytyc filed an action in the United States District Court for the District of Massachusetts seeking a declaration that our patents are invalid and that its ThinPrep Imaging System does not infringe our patents. Cytyc is not claiming in either of its actions that our FocalPoint or any of our other products infringe any of its patents. On October 30, 2003, our motion to dismiss Cytyc’s complaint on jurisdictional grounds was denied without any findings on the merits of the case. This case will now proceed to discovery and other pretrial activities.

At this time, because of the early stage of both proceedings, we are unable to predict their ultimate outcome. Similarly, we are unable to predict the potential effect on our business and results of operations that any outcome may ultimately have.

The case number for the North Carolina action is 1:03-CV-550 and the case number for the Massachusetts action is 1:03-CV-11142-DPW. The numbers are for reference only and the corresponding pleadings are expressly not incorporated into this document by reference.

10. Recently Issued Accounting Standards

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 requires an entity to record a liability for an obligation associated with the retirement of an asset at the time that the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset. The standard became effective for us beginning January 1, 2003. The adoption of SFAS 143 had no impact on our results of operations or financial position for the three or nine months ending, nor as of, September 30, 2003.

In April 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“Issue 94-3”). SFAS 146 addresses the accounting and reporting for costs associated with exit or disposal activities resulting from entities increasingly engaging in exit and disposal activities where certain costs associated with those activities were recognized as liabilities at a plan (commitment) date under Issue 94-3 but did not meet the definition of a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements.” The standard became effective for us beginning January 1, 2003. The adoption of SFAS 146 had no impact on our results of operations or financial position for the three or nine months ending, nor as of, September 30, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others (an interpretation of FAS No. 5, 57 and 107 and rescission of FAS Interpretation No. 34)” (“FIN 45”), which modifies the accounting and enhances the disclosure of certain types of guarantees. FIN 45 requires that upon issuance of certain guarantees, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. The provisions of FIN 45 for the initial recognition and measurement are to be applied to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of annual periods that end after December 15, 2002. The adoption of FIN 45 had no impact on our results of operations or financial position for the three or nine months ending, nor as of, September 30, 2003.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”), which requires a new approach in determining if a reporting entity should consolidate certain legal entities, including partnerships, limited liability companies, or trusts, among others, collectively defined as variable interest entities, or “VIE’s.” A legal entity is considered a VIE if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties. If the legal entity is a VIE, then the reporting entity that is the primary beneficiary must consolidate it. Even if a reporting entity is not obligated to consolidate a VIE, then certain disclosures must be made about the VIE if the reporting entity has a significant variable interest. Certain transition disclosures are required for all financial statements issued after January 31, 2003. The Interpretation became effective for us beginning July 1, 2003. The adoption of FIN 46 had no impact on our results of operations or financial position for the three or nine months ending, nor as of, September 30, 2003.

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The standard became effective for us, generally, for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 had no impact on our results of operations or financial position for the three months ending, nor as of, September 30, 2003.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The standard became effective for us for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 except for mandatorily redeemable financial instruments of nonpublic entities which are subject to the provisions of this SFAS 150 for the first fiscal period beginning after December 15, 2003. The adoption of SFAS 150 had no impact on our results of operations or financial position for the three months ending, nor as of, September 30, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Trademarks

AutoCyte®, AutoCyte Quic®, AutoPap®, CytoRich®, ImageTiter®, PapMap®, PrepMate®, SlideWizard®, and TriPath Imaging® are registered trademarks of TriPath Imaging, Inc. TriPath Care TechnologiesTM, i3 SeriesTM, FocalPointTM, PrepStainTM, SurePathTM, and TriPath OncologyTM, are trademarks of TriPath Imaging, Inc. All other products and company names are trademarks of their respective holders.

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

Our SlideWizard product line includes the Image Titer system, an FDA cleared method for automating the measurement of antinuclear antibody, research applications for DNA, immunohistochemical quantification, cellular analysis, and expression quantification, a system for the transmission and interpretation of tissue specimens via remote telecommunications or “telepathology,” and a software based storage and retrieval system for microscopic images.

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

In the first quarter of 2003, we entered into an agreement with Quest Diagnostics, Inc. (“Quest”) to introduce our cervical cancer screening products in select locations. During the third quarter, we continued to train Quest personnel, and Quest initiated its in-house validation process. However, sales to Quest in the third quarter were of minimal impact to our results of operations.

In October 2003, we entered into a new three-year agreement with Laboratory Corporation of America Holdings (“LabCorp”) to provide the SurePath Test Pack and the PrepStain Slide Processor for cervical cancer screening. LabCorp first introduced the SurePath liquid-based Pap test in 1999.

During the first quarter of 2003, we initiated U.S. clinical trials, under a binding protocol with the FDA to collect data in support of an application for U.S. approval for our FocalPoint GS system. We expect to make a submission to the FDA from this clinical trial in the fourth quarter of this year. We also continued to make progress on our alternative collection device clinical trial and expect to submit our supplement to the FDA for this trial in the fourth quarter. During the second quarter, we initiated data collection to support a submission to the FDA for approval for human papilloma virus (“HPV”) testing using the Digene Hybrid Capture® HPV Test on cells collected using our SurePath Test Pack. We expect to make submission to the FDA from this clinical trial within the first half of 2004.

In May 2003, we received approval for expanded labeling claims from the FDA to include study data showing a 64.4% (p<0.00001) increase in detection of High Grade Squamous Intraepithelial and more serious lesions (HSIL+), as compared to the conventional Pap smear, using our liquid based cytology system, which includes the SurePath Test Pack and the PrepStain Slide Processor.

We participated in a product evaluation in the U.K. related to liquid-based cytology testing for cervical cancer. In October 2003 the National Institute for Clinical Excellence (“NICE,” or the “Committee”) in the U.K. issued guidance which recommends the adoption of liquid-based cytology for cervical cancer screening in England and Wales. The formal guidance recommends that liquid-based cytology be used as the primary means of processing cervical cancer screening samples in England and Wales. However, the Committee stated that there is currently insufficient evidence to recommend one product over another but that it may wish to consider evaluating further the different products as the method is introduced. This guidance represents the final step in the Technology Appraisal Process undertaken by NICE.

We and Cytyc Corporation (“Cytyc”) compete in our sale of our FocalPoint and Cytyc’s sale of its ThinPrep Imaging System. We believe Cytyc’s ThinPrep Imaging System infringes our patents and, on June 16, 2003, we filed a lawsuit in the United States District Court for the Middle District of North Carolina seeking damages and injunctive relief to stop such infringement. We also allege in our complaint false and misleading statements by Cytyc in marketing its products. On July 1, 2003, Cytyc filed a motion to dismiss, transfer or stay the suit, which we opposed on July 24, 2003. Also on July 24, 2003, Cytyc filed its answer in the North Carolina court, which included counterclaims seeking a declaration that our patents are invalid and that its ThinPrep Imaging System does not infringe our patents. On October 30, 2003, the Court in this action issued an order transferring this case to the United States District Court for the District of Massachusetts.

On June 16, 2003, Cytyc filed an action in the United States District Court for the District of Massachusetts seeking a declaration that our patents are invalid and that its ThinPrep Imaging System does not infringe our patents. Cytyc is not claiming in either of its actions that our FocalPoint or any of our other products infringe any of its patents. On October 30, 2003, our motion to dismiss Cytyc’s complaint on jurisdictional grounds was denied without any findings on the merits of the case. This case will now proceed to discovery and other pretrial activities.

At this time, because of the early stage of both proceedings, we are unable to predict their ultimate outcome. Similarly, we are unable to predict the potential effect on our business and results of operations that any outcome may ultimately have.

The case number for the North Carolina action is 1:03-CV-550 and the case number for the Massachusetts action is 1:03-CV-11142-DPW. The numbers are for reference only and the corresponding pleadings are expressly not incorporated into this document by reference.

TriPath Oncology

Our TriPath Oncology business focuses on developing and commercializing molecular diagnostic and pharmacogenomic products and services for malignant melanoma and cancers of the cervix, breast, ovary and prostate as part of the ongoing research collaboration between Becton, Dickinson and Company (“BD”) and Millennium Pharmaceuticals, Inc. (“Millennium”).

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

Significant progress was made in the third quarter of 2003 toward our objective of developing and commercializing new molecular-based diagnostic assays. We completed marker discovery for all cancer development programs, including cancer of the breast, cervix, ovary and prostate, and we have completed the transfer of breast staging, cervical staging, ovarian screening and breast screening markers from Millennium. We made significant progress in translating the cervical, breast and ovarian markers into assay reagents, and we have developed functional prototype assays to evaluate each marker’s clinical performance. We introduced an analyte specific reagent for a laboratory developed assay for malignant melanoma through our relationship with AmeriPath, Inc. and have provided technical support for an independent melastatin clinical utility study being conducted through a collaboration between Albany Medical College and AmeriPath. The first phase of this study was successfully completed in September, 2003, and the results were submitted by the investigators for presentation at the March 2004 national United States and Canadian Academy of Pathology (“USCAP”) meeting. The Phase I study results confirmed the clinical utility of melastatin status in primary melanoma patients as an independent prognostic biomarker for overall survival. We established a collaborative relationship with Bristol-Myers Squibb Company (“BMS”) in which we provided quantitative tissue-based image analysis in support of a BMS clinical study to assess the pharmacokinetics and pharmacodynamics of one of their targeted oncology therapeutics.

Although the discovery process for the colon cancer program was completed earlier this year at Millennium, we, in collaboration with BD, elected not to exercise rights to these program markers. As such, markers for the colon cancer program will not be transferred to us.

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

Our results since 2001, and continuing through the third quarter of 2003, reflect our ongoing efforts to shift our product sales mix from capital equipment to higher margin reagent and disposable sales. As planned, we leveraged the ability of the FocalPoint Slide Profiler to screen both conventional Pap smears and SurePath slides and now the majority of domestic FocalPoint Slide Profiler placements screen both conventional Pap smear and SurePath slides. In the fourth quarter of 2002, new CPT codes for automated screening of thin-layer slide preparations were established and published in the annual Current Procedural Terminology (“CPT”) 2003 of the American Medical Association. The 2003 Medicare Clinical Laboratory Fee Schedule became effective on January 1, 2003 and includes payment determinations for the automated screening of thin-layer slides that are at a premium to payment determinations for the manual screening of thin-layer slides, accounting for expenses associated with the preparation and screening of thin-layer slides, ensuring attractive reimbursement for FocalPoint Slide Profiler screening of SurePath slides. During the first nine months of 2003, since implementation of the new higher payment rates in January 2003 by the Center for Medicare and Medicaid Services for SurePath slides processed on the FocalPoint slide profiler, our customers have seen enhanced coverage with 95% of their insurers on average paying at a higher level than manually screened thin-layer slides. We increased our penetration of certain international target markets such as Canada and China as a complement to our U.S. business, as evidenced by significant growth in international sales of SurePath Test Kits and associated reagents and disposables.

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

Critical Accounting Policies

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, we identified our most critical accounting policies and estimates upon which our financial status depends as those relating to revenue recognition, allowance for doubtful accounts receivable, inventory and valuation of long-lived and other intangible assets. We reviewed our policies and determined that those policies remain our most critical accounting policies for the three and nine months ended September 30, 2003. We did not make any changes in those policies during the quarter.

Results of Operations
(In thousands, except share and per share amounts)

Three Months Ended September 30, 2003 and September 30, 2002

Revenues – Total revenues for the third quarter of 2003 were $14,113, representing an increase of 43.6%, compared to revenues of $9,826 in the third quarter of 2002.

Revenues for the third quarter of 2003 in our Commercial Operations segment were $14,113, representing an increase of 43.6%, compared to revenues of $9,826 in the third quarter of 2002. TriPath Oncology had no revenues in the third quarter of 2003, nor in the same period of 2002. The net increase in Commercial Operations revenues was primarily due to an increase in reagent sales of $3,750, or 57.1%, and an increase in sales of instruments of $422, or 25.9%, during the third quarter of 2003 compared to the third quarter of 2002. Other revenues, consisting primarily of fee-per-use sales, service on system placements, sales of non-instrument related SlideWizard products, various consumable products, freight and royalties, increased approximately $115 during the third quarter of 2003, largely attributable to service, FocalPoint fee-per-use and freight revenues.

In the third quarter of 2003, reagent revenues increased by $3,750, or 57.1%, versus the third quarter of 2002. Domestic sales of our SurePath and PrepStain reagents increased $3,460, or 74.3%, and international sales increased $290, or 15.2%, over the same period in 2002. Worldwide, we shipped 40 PrepStain instruments, including 21 sales and 19 reagent rentals in the third quarter of 2003. In the U.S., we placed 24 PrepStain instruments with new and existing customers, 19 of which were reagent rentals. During the third quarter of 2003, we gained 29 new laboratory customers. Revenues from domestic sales of reagents and disposables increased by 12.4% from the second quarter of 2003. Domestic sales in units increased by 8.5% from the second quarter of 2003 and by 53.7% from the third quarter of 2002. Our SurePath Test Pack share of the domestic Pap smear testing market in the U.S. was approximately 10.4% as of the end of the third quarter of 2003 versus 6.7% as of the end of the third quarter of 2002.

We believe that our recorded increase in reagent sales continues to be attributable to several factors. First, our team of sales and marketing professionals now has several quarters of experience selling our products. Second, we revised our sales incentive programs to promote reagent sales. Third, we sought to build a “franchise” among academic centers of excellence and successfully added high profile, opinion leaders to our customer list. Fourth, we directed our sales organization to target laboratories where increased test volumes provide greater opportunity for repeat reagent sales. Fifth, we focused on the placement of new PrepStain instruments under reagent rental arrangements and in-house lease arrangements rather than through our up-front capital equipment sales associated with third-party leasing programs. Finally, we have leveraged the FDA approvals for the PrepMate accessory to our PrepStain system, the approval for FocalPoint screening of SurePath thin-layer slides, the receipt of a Medical Device License in Canada to market both our PrepStain System and the PrepMate accessory, as well as our May 2003 FDA approval for expanded labeling claims showing an increase in detection of high-grade and above lesions as compared to the conventional Pap smear.

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

Instrument revenues increased $422, or 25.9%, for the third quarter of 2003 over the third quarter of 2002. Sales of PrepStain instruments worldwide increased by $402, or 80.4% for the third quarter of 2003 over the third quarter of 2002, including a domestic increase of $18 and an increase of $384 internationally. All PrepStain instrument placements during the third quarter of 2003 were completed using in-house funding or by direct sale to the customer or distributor. Worldwide sales of FocalPoint systems increased approximately $45, or 4.4%, during the third quarter of 2003 over the third quarter of 2002, with a domestic increase of $140 offset by an international decrease of $95. Overall, FocalPoint slide profilers were placed with two new customers in the U.S. during the quarter. This brings the total of FocalPoint slide profiler customers in the U.S. to 50, representing 83 instruments. Approximately 66% of FocalPoint customers in the U.S. utilize our integrating software to process both conventional Pap smears and SurePath slides. Sales related to our Extended SlideWizard instruments decreased $25 between the two comparable quarters.

Other revenues increased $115, or 7.0%, from the third quarter of 2002 to the third quarter of 2003.

Gross Margin - Gross margin for the third quarter of 2003 was 66.0%, an increase from 60.5% in the comparable period of 2002. This resulted in an increase of gross profit of $3,368, or 56.7% between the comparable quarters. The increase was attributable to a greater portion of revenues arising from the sale of higher margin PrepStain and SurePath consumables than the corresponding quarter in 2002 and to continued efficiencies gained as the result of our continuation of lean manufacturing at our Burlington, North Carolina operations.

Research and Development - Research and development expenses include salaries and benefits of scientific and engineering personnel, testing equipment, relevant consulting and professional services, components for prototypes and certain facility costs. Total research and development expenses for the third quarter of 2003 were $2,421, a 16.8% increase from $2,073 in the third quarter of 2002.

As activity at TriPath Oncology ramped throughout 2002 and the first half of 2003, staffing levels were built to meet the workload. These expenses at TriPath Oncology increased by $238, or 15.0%, from $1,582 in the third quarter of 2002 to $1,820 in the third quarter of 2003. An increase in research and development expenses of $110, or 22.4% over the comparable quarter in 2002, was also recorded in the Commercial Operations segment.

Regulatory - Regulatory expenses include salaries and benefits of regulatory and quality personnel, costs related to clinical studies and submissions to the FDA, and relevant consulting services. Total regulatory expenses for the third quarter of 2003 were $1,155, a 15.5% increase from $1,000 in the third quarter of 2002, as explained in more detail below.

Regulatory expenses in our Commercial Operations segment increased by $90, or 10.3%, from the third quarter of 2002, while the increase in our TriPath Oncology segment was $65, or 50.4% over the same period in 2002. The increase in Commercial Operations is primarily attributable to activities surrounding several clinical trials, particularly the FocalPoint GS, HPV, and Alternative Collection Device trials. The increase at TriPath Oncology is due to the initiation of activities designed to assess the clinical work required surrounding our new products under development.

Sales and Marketing - Sales and marketing expenses include salaries and benefits of sales, marketing, sales support and service personnel, and their related expenses. In addition, non-personnel-related expenses associated with marketing our products are also included in sales and marketing expenses. Total sales and marketing expenses for the third quarter of 2003 were $4,542, a decrease of $199, or 4.2%, from $4,741 in the third quarter of 2002. This decrease resulted from efficiencies gained through a 2002 consolidation of our sales infrastructure as well as timing of activities surrounding certain consulting-related sales and marketing activities.

Sales and marketing costs in our Commercial Operations segment for the third quarter of 2003 were $4,279, a decrease of $242, or 5.4%, compared to the $4,521 in the corresponding quarter of 2002. At TriPath Oncology, these expenses reflected an increase of $43, or 19.5%, between the third quarters of 2002 and 2003.

General and Administrative - General and administrative expenses include salaries and benefits for administrative personnel, legal and other professional fees and certain facility costs. Total general and administrative expenses for the third quarter of 2003 were $2,861, which represents an increase of $387, or 15.6%, versus $2,474 recorded in the same period in 2002.

Commercial Operations recorded general and administrative expenses of $1,824 in the third quarter of 2003, an increase of $334, or 22.4% compared to $1,490 recorded in the same quarter in 2002. This was largely attributable to personnel-related costs, to depreciation on assets acquired in 2002, and to higher insurance costs. TriPath Oncology recorded general and administrative expenses of $1,037 in the third quarter of 2003, an increase of $53, or 5.4% compared to $984 recorded in the same quarter in 2002.

Interest Income and Expense - Interest income for the third quarter of 2003 was $74, a 61.3% decrease from $191 during the third quarter of 2002. This decrease was primarily attributable to lower invested cash balances. Interest expense also decreased 90.2% from $123 in the third quarter of 2002, to $12 in the third quarter of 2003. This decrease is primarily due to a lower balance of outstanding debt in the third quarter of 2003 compared to the third quarter of 2002.

Nine Months Ended September 30, 2003 and September 30, 2002

Revenues - Total revenues for the first nine months of 2003 were $38,512, representing an increase of 45.2%, compared to revenues of $26,521 in the first nine months of 2002.

Revenues for the first nine months of 2003 in our Commercial Operations segment were $38,379, representing an increase of $11,858, or 44.7%, compared to revenues of $26,521 in the first nine months of 2002. The net increase was primarily due to an increase in reagent sales of $10,716, or 62.6%, and an increase in sales of instruments of $774, or 16.3%, during the first nine months of 2003 compared to the same period of 2002. Other revenues, consisting primarily of fee-per-use sales, service on system placements, sales of non-instrument related SlideWizard products, various consumable products, freight and royalties, increased approximately $368 during the first nine months of 2003, largely attributable to service, FocalPoint fee-per-use revenues, freight and royalty income.

In the first nine months of 2003, reagent revenues increased by $10,716, or 62.6%, versus the first nine months of 2002. Domestic sales of our SurePath and PrepStain reagents increased $9,384, or 76.6%, and international sales increased $1,332, or 27.4%, over the same period in 2002. Worldwide we shipped 117 PrepStain instruments, including 54 sales and 63 reagent rentals in the first nine months of 2003. In the U.S., we placed 72 instruments, 62 of which were reagent rentals. During the first nine months of 2003, we added 67 new laboratory customers in the U.S.

Instrument revenues increased $774, or 16.3%, for the first nine months of 2003 over the first nine months of 2002. Sales of PrepStain instruments worldwide increased by about $1,270, or 117.3% for the first nine months of 2003 over the first nine months of 2002, including a domestic increase of $129 and an increase of $1,141 internationally. All PrepStain instrument placements during the first nine months of 2003 were completed using in-house funding or by direct sale to customers or distributors. Worldwide sales of FocalPoint systems decreased approximately $175, or 5.4%, during the first nine months of 2003 over the same period of 2002, with a domestic increase of $486 offset by an international decrease of $661. FocalPoint Slide Profilers were placed with 11 new customers in the U.S. This brings the total of FocalPoint Slide Profiler customers in the U.S. to 50, representing 83 instruments. Approximately 66% of FocalPoint customers in the U.S. utilize our integrating software to process both conventional Pap smears and SurePath slides. Revenues related to our Extended SlideWizard instruments decreased $321 between the two comparable nine-month periods.

Other revenues increased $368, or 7.9%, from the first nine months of 2002 to the first nine months of 2003. Contributing to this net increase were higher service revenues of $267, higher freight and royalty revenues of $152, and higher FocalPoint fee-per-use revenues of $170. The net increase was offset by decreases in non-instrument related SlideWizard products and other consumable product revenues aggregating $221.

Revenues attributable to our TriPath Oncology segment were $133 during the first nine months of 2003. All of those revenues were attributable to services sold and occurred in the first quarter of 2003. There were no revenues in that segment for the same period in 2002.

Gross Margin - Gross margin for the first nine months of 2003 was 65.4%, an increase from 58.8% in the comparable period of 2002. This resulted in an increase of gross profit of $9,602, or 61.6% between the comparable periods. The increase was attributable to a greater portion of revenues arising from the sale of higher margin PrepStain and SurePath consumables than the corresponding period in 2002 and to efficiencies gained as the result of our continuation of lean manufacturing at our Burlington, North Carolina operations.

Research and Development - Research and development expenses include salaries and benefits of scientific and engineering personnel, testing equipment, relevant consulting and professional services, components for prototypes and certain facility costs. Total research and development expenses for the first nine months of 2003 were $6,601, an increase of $267, or 4.2%, from $6,334 in the first nine months of 2002.

As activity at TriPath Oncology ramped throughout 2002 and into 2003, staffing levels were built to meet the workload. These expenses at TriPath Oncology increased $316, or 6.9%, from $4,608 in the first nine months of 2002 to $4,924 in the first nine months of 2003. A decline in research and development expenses of $49, or 2.8% over the comparable period in 2002, was recorded in the Commercial Operations segment.

Regulatory - Regulatory expenses include salaries and benefits of regulatory and quality personnel, costs related to clinical studies and submissions to the FDA, and relevant consulting services. Total regulatory expenses for the first nine months of 2003 were $4,052, an increase of $1,960, or 93.7%, from $2,092 in the first nine months of 2002.

Regulatory expenses in our Commercial Operations segment increased by $1,845, or 108.2%, from the first nine months of 2002 to the same period of 2003, while the increase in our TriPath Oncology segment was $115, or 29.8% over the same period in 2002 The majority of this increase occurred in our Commercial Operations segment, primarily attributable to activities surrounding several clinical trials, particularly the FocalPoint GS, HPV, and Alternative Collection Device trials.

Sales and Marketing - Sales and marketing expenses include salaries and benefits of sales, marketing, sales support and service personnel, and their related expenses. In addition, non-personnel-related expenses associated with marketing our products are also included in sales and marketing expenses. Total sales and marketing expenses for the first nine months of 2003 were $13,232, a decrease of $2,258, or 14.6%, from $15,490 in the first nine months of 2002. This decrease resulted from efficiencies gained through a 2002 consolidation of our sales infrastructure as well as timing of activities surrounding certain consulting-related sales and marketing activities while we reassessed the overall effectiveness of the activities undertaken to date.

Sales and marketing costs of our Commercial Operations segment for the first nine months of 2003 were $12,508, a decrease of $2,279, or 15.4%, compared to $14,787 recorded in the corresponding period of 2002. At TriPath Oncology, these expenses reflected a slight increase, attributable to market research and development work surrounding our programs of interest, of $21, or 3.0%, between the first nine months of 2002 and 2003.

General and Administrative - General and administrative expenses include salaries and benefits for administrative personnel, legal and other professional fees and certain facility costs. Total general and administrative expenses for the first nine months of 2003 were $8,241, which represents an increase of $1,214, or 17.3%, versus $7,027 recorded in the same period in 2002.

Commercial Operations recorded general and administrative expenses of $5,064 in the first nine months of 2003, an increase of $1,112, or 28.1% compared to $3,952 recorded in the same period in 2002. This was largely attributable to personnel-related costs, higher insurance costs and to depreciation on assets acquired in 2002. TriPath Oncology recorded general and administrative expenses of $3,177 in the first nine months of 2003, an increase of $102, or 3.3% compared to $3,075 recorded in the same period in 2002.

Interest Income and Expense - Interest income for the first nine months of 2003 was $342, a 57.5% decrease from $804 during the first nine months of 2002. This decrease was primarily attributable to lower invested cash balances. Interest expense also decreased 93.9% from $456 in the first nine months of 2002, to $28 in the first nine months of 2003. This decrease is primarily due to lower balances of outstanding debt during the first nine months of 2003 compared to the first nine months of 2002.

Recently Issued Accounting Standards

In accordance with recently issued accounting pronouncements, we will be required to comply with certain changes in accounting rules and regulations. See Note 10 to the Condensed Consolidated Financial Statements included herein.

Liquidity and Capital Resources
(In thousands, except share and per share amounts)

Since our formation, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of $231,036 as of September 30, 2003. We have funded our operations primarily through the private placement and public sale of equity securities, debt facilities and product sales. We had cash and cash equivalents of $22,486 at September 30, 2003 compared with $32,571 at December 31, 2002.

Cash used in operating activities was $10,360 during the nine months ended September 30, 2003 compared with $15,689 during the corresponding period of 2002. Negative operating cash flow during both periods was caused primarily by operating losses; however, during the first nine months of 2003, operating cash used in the year was increased by a payment of $2,410, in settlement of a contingent liability. Capital expenditures were $138 during the nine months ended September 30, 2003 and $2,460 during the corresponding period of 2002. We presently have no material commitments for capital expenditures.

Beginning in 2001, the declining interest rates in the U.S. and our cash burn rate negatively impacted amounts earned on our invested funds. Short-term interest rates are at, or near, historical lows. Average yields on invested funds have fallen between 450 and 500 basis points since the beginning of 2001. This is in contrast to the fixed-rate nature of our borrowings and other term debt. During the second quarter of 2003, we paid off our term loan and there are presently no plans to replace that facility with a similar borrowing.

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

In January 2003, we renewed a $5,000 working capital facility with Silicon Valley Bank. The outstanding balance is limited to an amount equal to 80% of eligible accounts receivable. The line commitment expired on January 31, 2003 and was renewed for an additional year until January 31, 2004. The line bears interest at the bank’s prime rate plus 1/2% and is collateralized by substantially all of our assets. The line of credit carries customary covenants, including the maintenance of a minimum modified quick ratio, minimum tangible net worth, and other requirements. We had no outstanding borrowings under this agreement at September 30, 2003, though the availability under the line of credit could provide additional funding, if needed. We have no other long-term debt commitments and no off-balance sheet financing vehicles other than the lease line of credit discussed below and in Note 5 to the Condensed Consolidated Financial Statements.

During August 2002, we secured a $1,500 lease line of credit from Bank of America. This line is secured by a letter of credit against our line of credit with Silicon Valley Bank (see Note 5 to the Condensed Consolidated Financial Statements). This lease line of credit, which carries three-year lease terms for items acquired under it, was used to secure operating leases for assets, primarily equipment. As of September 30, 2003, there were assets of $1,286 leased under this lease line. This line expired on June 30, 2003, and, consequently, there is no further availability of additional funding under this line expired on June 30, 2003.

During April 2003, we secured a $2,500 lease line of credit from General Electric Capital Corporation. This lease line of credit, which carries three-year lease terms for items acquired under it, will be used to secure operating leases for assets, primarily equipment. As of September 30, 2003, there were assets of $226 leased under this lease line.

Outlook

In the fourth quarter of 2002, the Commercial Operations segment achieved breakeven operations for the first time. The segment was profitable in all three quarters of 2003, and we continue to believe that the Commercial Operations segment will be profitable for the entire year of 2003. Regulatory expenses for the balance of 2003 will exhibit the greatest quarterly variability due to the timing and extent of anticipated clinical trials. Given this variability, the Commercial Operations segment may not exhibit profitability in the fourth quarter of 2003, despite its profitable performance during the first nine months of 2003. The excess cash flow generated from the Commercial Operations segment will continue to be utilized, in part, to fund the operations of our TriPath Oncology segment.

The TriPath Oncology segment will likely continue to incur expenses in excess of revenues generated through at least 2004. We anticipate that, during the last quarter of 2003, the TriPath Oncology segment will incur approximately $1,100 - $1,300 of expenses per month, up from $1,000 per month in the first nine months of 2003 due to the increased activity on the targeted programs.

Our total operating expenses in 2002 were $41,045. Our projected 2003 operating expenses should fall in the range of $44,000 to $46,000 reflecting our intention to keep operating expenses in line with our expected top line growth.

We believe that we can continue to manage our balance sheet to minimize cash requirements in 2003. We continue to expect that our capital expenditures for 2003 will be under $500. We have a $2,500 lease line of credit that will be utilized for equipment placed under operating leases. The expenses associated with these leases are anticipated in our operating expense projections for 2003. We believe that our existing cash and anticipated additional debt and/or lease financing for internal use assets, rental placements of PrepStain and fee-per-use placements of FocalPoint, will be sufficient to enable us to meet our future cash obligations through the end of 2004.

While it is also possible that marketing and sales expenditures for the continued SurePath commercial rollout for gynecological uses in the United States, capital expenditures associated with placements of PrepStain instruments and FocalPoint fee-per-use instruments, and expenditures related to clinical trials, manufacturing, litigation with a competitor, the TriPath Oncology segment and other administrative costs may increase, we anticipate that our future sales growth and the cost control measures we have implemented should preclude us from having to raise additional funds to support current operations in the 2003 to 2004 time period. If, however, our existing resources prove insufficient to satisfy our liquidity requirements, we may need to raise additional funds through bank facilities, the sale of additional equity or debt securities or other sources of capital. In addition, to optimize our flexibility, we may opportunistically take advantage of favorable conditions in the capital markets by publicly or privately selling additional debt or equity securities, if such favorable conditions are present. The sale of any equity or debt securities may result in additional dilution to our stockholders. Moreover, if additional financing was necessary, we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all, which would have a material adverse effect on our liquidity and capital resources, business, financial condition and results of operations.

Certain Factors Which May Affect Future Operations and Results

This Management’s Discussion and Analysis contains contain forward-looking statements based on current expectations of our management. Generally, those forward-looking statements use words like “expect,” “believe,” “continue,” “anticipate,” “estimate,” “may,” “will,” “could,” “opportunity,” “future,” “project,” and similar expressions. Such statements are subject to risks and uncertainties, including those described below, that could cause actual results to differ from those projected. The forward-looking statements include statements about our: projected timetables for the pre-clinical and clinical development of, regulatory submissions and approvals for, and market introduction of our products and services; expected future revenues, profitability, operations and expenditures; and projected cash needs. We caution investors not to place undue reliance on the forward-looking statements contained in this report, which speak only as the date hereof. We undertake no obligation to update these statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events, except as required by law.

Certain factors, among others, that could cause our actual results to differ materially from what is expressed in those forward looking statements include the following:

-	we may be unable to increase sales and revenues at our historical rates;

-	we may not receive revenues when or in the amounts anticipated;

-	we may not achieve profitability when expected, if at all;

-	we may incur greater expenses than we expect generally and with our clinical trials specifically and they may take longer to complete than we expect;

-	we may need to obtain additional financing in the future;

-	we may be unable to obtain and maintain adequate patent and other proprietary rights protection of our products and services;

-	we may be unable to comply with the extensive domestic and international governmental regulatory approval and review procedures to which the manufacture and sale of our products are subject, or lack the financial resources to bear the expense associated with such compliance;

-	we may be unable to meet deadlines related to submitting materials in connection with the In-Vitro Drug Directive to sell our products in European countries and this could result in fewer sales than expected in those markets;

-	our products may not be accepted by the market to the extent we expect and the frequency of use of our screening products may decline;

-	TriPath Oncology may be unable to successfully develop and commercialize diagnostic oncology products and services when anticipated, if at all;

-	we may be unable to establish and maintain licenses, strategic collaborations and distribution arrangements;

-	implementation of the new CPT codes may not have the financial impact we expect;

-	we may lack the financial resources necessary to further develop our marketing and sales capabilities domestically and internationally or to expand our manufacturing capability;

-	competition and technological, scientific and medical, changes may make our products or potential products and technologies less attractive, used less frequently, or obsolete;

-	our promotional discounts, sales and marketing programs and strategies may not have their expected effect; and

-	uncertainties resulting from the initiation and continuation of our litigation with a competitor could have a material adverse effect on our ability to continue our operations.

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

Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. Our financial results and cash flows are subject to fluctuation due to changes in interest rates, primarily from our investment of available cash balances in highly rated institutions. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. See “Liquidity and Capital Resources” under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further discussion of the impact of interest rates on our financial results.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We and Cytyc Corporation (“Cytyc”) compete in our sale of our FocalPoint and Cytyc’s sale of its ThinPrep Imaging System. We believe Cytyc’s ThinPrep Imaging System infringes our patents and, on June 16, 2003, we filed a lawsuit in the United States District Court for the Middle District of North Carolina seeking damages and injunctive relief to stop such infringement. We also allege in our complaint false and misleading statements by Cytyc in marketing its products. On July 1, 2003, Cytyc filed a motion to dismiss, transfer or stay the suit, which we opposed on July 24, 2003. Also on July 24, 2003, Cytyc filed its answer in the North Carolina court, which included counterclaims seeking a declaration that our patents are invalid and that its ThinPrep Imaging System does not infringe our patents. On October 30, 2003, the Court in this action issued an order transferring this case to the United States District Court for the District of Massachusetts.

On June 16, 2003, Cytyc filed an action in the United States District Court for the District of Massachusetts seeking a declaration that our patents are invalid and that its ThinPrep Imaging System does not infringe our patents. Cytyc is not claiming in either of its actions that our FocalPoint or any of our other products infringe any of its patents. On October 30, 2003, our motion to dismiss Cytyc’s complaint on jurisdictional grounds was denied without any findings on the merits of the case. This case will now proceed to discovery and other pretrial activities.

At this time, because of the early stage of both proceedings, we are unable to predict their ultimate outcome. Similarly, we are unable to predict the potential effect on our business and results of operations that any outcome may ultimately have.

The case number for the North Carolina action is 1:03-CV-550 and the case number for the Massachusetts action is 1:03-CV-11142-DPW. The numbers are for reference only and the corresponding pleadings are expressly not incorporated into this document by reference.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          See Exhibit Index immediately following the Signatures.

     (b)  Reports on Form 8-K.

          None.

TRIPATH IMAGING, INC.
FORM 10-Q
September 30, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIPATH IMAGING, INC.

DATE:	November 4, 2003	BY:	/s/ Stephen P. Hall

Stephen P. Hall Senior Vice-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

3.1	Restated Certificate of Incorporation. Filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended June 30, 2002 (File No. 0-22885) and incorporated herein by reference.

3.2	Amended and Restated By-laws of the Company. Filed as Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended June 30, 2002 (File No. 0-22885) and incorporated herein by reference.

31.1	Certifications of the Chief Executive Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certifications of the Chief Financial Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.