Form 10-K
period 2003-12-31
TRIPATH IMAGING INC
filed 2004-03-15
CIK 1041426

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-22885

TRIPATH IMAGING, INC.

(exact name of registrant as specified in its charter)

Delaware	56-1995728
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

780 Plantation Drive, Burlington, North Carolina 27215

(Address of principal executive offices including zip code)

Registrant’s telephone number, including area code: (336) 222-9707

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 Par Value

(Title of each class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES ☒  NO ☐

      The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2003 was: $201,195,456.

      There were 37,940,284 shares of the registrant’s Common Stock outstanding as of March 10, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive proxy statement of the Registrant for the Registrant’s 2004 Annual Meeting of Shareholders to be held on May 20, 2004, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year of December 31, 2003, are incorporated by reference into Part III of this Form 10-K.

TriPath Imaging, Inc.

As used in this report, the terms “we,” “us,” “our,” “TriPath Imaging” and the “Company” mean TriPath Imaging, Inc. and its subsidiaries, unless the context indicates another meaning.

Note Regarding Trademarks

AutoCyte®, AutoCyte Quic®, AutoPap®, CytoRich®, ImageTiter®, PrepMate®, SlideWizard®, and TriPath Imaging® are registered trademarks of TriPath Imaging, Inc. TriPath Care TechnologiesTM, i3 SeriesTM, FocalPointTM, FocalPointTM GSPrepStainTM, SurePathTM, and TriPath OncologyTM, are trademarks of TriPath Imaging, Inc. All other products and company names are trademarks of their respective holders.

PART I

Item 1.	Business

      This Annual Report on Form 10-K contains forward-looking statements, including statements regarding our results of operations, research and development programs, clinical trials and collaborations. Statements that are not historical facts are based on our management’s current expectations, beliefs, assumptions, estimates, forecasts and projections. These forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that could cause actual results to differ significantly from those discussed in these forward-looking statements. Important factors that could cause or contribute to these differences include those described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and in “Factors Affecting Future Operating Results” attached hereto as Exhibit 99.1 and incorporated by reference into this Form 10-K. You should not place undue reliance on the forward-looking statements, which speak only as the date of this report. We undertake no obligation to update these statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events, except as required by law.

      The Company’s Internet website is www.tripathimaging.com. Information on the Company’s website is not a part of this Annual Report on Form 10-K. As soon as reasonably practical after they are filed or furnished with the SEC, the Company makes available free of charge on its website, or provides a link to, the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act. To access these filings, go to the Company’s website and click on “Investor Resources,” then click on “SEC Filings.” Alternatively, interested parties may request, in writing, a copy of this Form 10-K, without charge. Such requests should be made to TriPath Imaging, Inc., Attn: Investor Relations, 780 Plantation Drive, Burlington, North Carolina 27215.

The Company

      We create solutions that redefine the early detection and clinical management of cancer. Specifically, we develop, manufacture, market, and sell proprietary products for cancer detection, diagnosis, staging, and treatment selection. We are using our proprietary technologies and expertise to create an array of products designed to improve the clinical management of cancer. We were incorporated in October 1996 as AutoCyte, Inc. and changed our name to TriPath Imaging, Inc. in September 1999 in connection with the merger of AutoCyte, Inc. and NeoPath, Inc. and acquisition of the technology and intellectual property of Neuromedical Systems, Inc. To date, we have developed and marketed an integrated solution for cervical cancer screening and other products that deliver image management, data handling, and prognostic tools for cell diagnosis, cytopathology and histopathology. We have created new opportunities and applications for our proprietary technology by applying recent advances in genomics, biology, and informatics to our efforts to develop new molecular diagnostic and pharmacogenomic products and services for malignant melanoma and cancers of the cervix, breast, ovary, and prostate.

      We are organized into two operating units:

•	Commercial Operations, through which we manage the market introduction, sales, service, manufacturing and ongoing development of our products; and

•	TriPath Oncology, our wholly-owned subsidiary, through which we manage the development of molecular diagnostic and pharmacogenomic products and services for cancer.

      We provide financial information by segment and geographic area in Note 8 to our Consolidated Financial Statements included in Item 8 of this report. We are incorporating that information into this section by reference.

Commercial Operations

      During 2002, we adopted the trademark “TriPath Care Technologies” to describe our commercial product offerings and to communicate the broad nature of our corporate vision and the value created by our growing product portfolio, including the “i3 Series” and SlideWizard product lines.

      To further refine our market positioning and to enhance brand awareness among our customers, in 2001 we re-branded our cervical cancer screening products under the “i3 Series” product line. Our “i3 Series” product line for cervical cancer screening is the first integrated system for the collection, preparation, staining and computerized analysis of conventional Pap smears and liquid-based, thin-layer slide preparations. Our “i3 Series” product line includes the following:

•	SurePath Test Pack is a proprietary, liquid-based cytology sample collection, preservation and transport system. The SurePath Test Pack, or SurePath, includes the liquid-based Pap test collection vial and cervical sampling device. SurePath addresses errors in cell sample collection and slide preparation while providing a liquid medium for performing additional laboratory tests. The SurePath liquid-based Pap test was approved by the United States Food and Drug Administration (“FDA”) for slides prepared using the PrepStain Slide Processor in June 1999. In 2001, SurePath was approved by the FDA for manual slide processing in which the cell suspension obtained by using the SurePath Test Pack is layered onto the slide and stained by a prep technician. In May 2003, we received approval for expanded labeling claims from the FDA to include study data showing a 64.4% (p<0.00001) increase in detection of High Grade Squamous Intraepithelial and more serious lesions (HSIL+), as compared to the conventional Pap smear, using our liquid based cytology system, which includes the SurePath liquid-based Pap test and the PrepStain Slide Processor. During the second quarter of 2003, we initiated data collection to support a submission to the FDA for approval for humanpapilloma virus (HPV) testing using the Digene Hybrid Capture® HPV Test on cells collected using our SurePath Test Pack. We expect to make a submission to the FDA containing the results from this clinical trial in the first half of 2004. During the fourth quarter of 2003 data were submitted in support of a Pre-Market Approval, or PMA, supplement to the FDA for the use of a brush and spatula to collect samples using our SurePath Test Pack.

•	PrepStain Slide Processor is an automated slide preparation system that produces slides with a standardized, thin layer of stained cervical cells. The PrepStain Slide Processor, or PrepStain, reduces the complexity of interpretation by providing a homogeneous, more representative and standardized thin layer of stained cells and a liquid medium for adjunctive laboratory testing of specimens. The FDA approved PrepStain in June 1999. In early 2003, we introduced a minor modification to the PrepStain slide processor that enables the system to be used either for cell transfer, slide preparation and staining, or for the cell transfer and preparation of slides that may be further processed using a laboratory’s free standing automated slide staining system. We believe that this minor modification should provide more flexibility and facilitate the integration of the PrepStain system into laboratories whose workflow is organized around a free-standing automated slide staining system. The PrepMate system, an accessory to PrepStain, is designed to automate pre-processing steps in the preparation of SurePath thin-layer slides. PrepMate automatically mixes and removes specimens from the SurePath preservative fluid vials, and layers the specimens onto the SurePath density reagent in a test tube for automated slide preparation and staining. The FDA approved the PrepMate accessory in May 2001.

•	FocalPoint Slide Profiler is a computerized imaging system that uses proprietary technology to automatically screen SurePath or conventionally prepared Pap smear slides. The FocalPoint Slide Profiler, or FocalPoint, can identify those slides that have the highest likelihood of abnormality. Formerly known as the AutoPap Primary Screening System, FocalPoint was approved by the FDA as the first automated device for primary screening of conventional Pap smear slides for cancer of the cervix and its precursors in May 1998. In October 2001, FocalPoint was approved by the FDA to screen SurePath liquid-based slides. FocalPoint with Location Guided Screening (FocalPoint GS), the next generation FocalPoint system, was introduced outside of the U.S. in the fourth quarter of 2000. FocalPoint GS integrates our proprietary Slide Wizard technology into the FocalPoint screening process and automates the microscopic analysis of cervical smears by the FocalPoint slide profiler. During the first quarter of 2003, we initiated clinical trials in the U.S., under a binding agreement protocol with the FDA to collect data in support of an application for U.S. approval for our FocalPoint GS system. We continue to collect specimens and analyze both new and existing data as required by our binding agreement protocol with the FDA. We anticipate completing this trial in the first half of 2004. There can be no assurance that FocalPoint GS system will demonstrate clinical efficacy or receive the required regulatory approvals when anticipated, if at all.

      Our SlideWizard product line consists of personal computer-based applications that include (i) the Image Titer, an FDA-cleared method for automating the measurement of antinuclear antibody, research applications for DNA, immunohistochemical quantification, cellular analysis, and expression quantification, (ii) a system for the transmission and interpretation of tissue specimens via remote telecommunications, or “telepathology,” and (iii) a software based storage and retrieval system for microscopic images.

TriPath Oncology

      Our TriPath Oncology business focuses on developing and commercializing molecular diagnostic and pharmacogenomic products for a variety of cancers. On July 31, 2001, we entered into a series of agreements with Becton, Dickinson and Company (BD) to develop and commercialize these tests for malignant melanoma and cancers of the cervix, breast, ovary and prostate using genomic and proteomic markers identified at Millennium Pharmaceuticals, Inc. (Millennium). In January 2004, the molecular marker discovery process and transfer of all markers from Millennium was completed. We intend to use these markers and related intellectual property to continue to develop and commercialize tests and other products for these cancers. We will share commercial responsibilities with BD for any products that we ultimately develop.

      Historically, the cancer diagnostics market has relied on tests or methods that identify surrogate markers or cellular abnormalities that are correlated with the presence or stage of disease, but provide limited information specific to the disease or patient outcome. In recent years, however, significant advances have occurred in the analysis and characterization of cancer from a molecular mechanistic perspective. Information derived from the analysis of gene and protein expression differences is providing new insights into the biology of cancer and is driving the discovery of novel molecular markers which correlate to the presence and stage of cancer and to patient outcome. The goal of our molecular oncology program is to utilize these new discoveries in genomics and proteomics research to develop and commercialize diagnostic and pharmacogenomic tests to improve the early detection and clinical management of cancer. Specifically, we have active programs in development designed to identify individuals with cancer at the earliest possible stage of the disease, provide individualized predictive and prognostic information, guide treatment selection for patients with cancer, and predict disease recurrence. The core products and services we are developing from our collaboration with BD will be based upon genomic and proteomic markers that were identified through discovery research conducted at Millennium, under its research and development agreement with BD. TriPath Oncology will seek to clinically validate and develop these proprietary cancer markers into commercial diagnostic and pharmacogenomic oncology products and services. Commercial responsibilities for any resulting products will be shared between BD and TriPath Oncology.

      The key components of our product development strategy are as follows:

      1. Identify and validate novel molecular marker panels based upon predetermined clinical specifications based upon genomic and proteomic markers identified predominantly through discovery research conducted at Millennium. Utilizing its proprietary technology and knowledge in genomics and bioinformatics, Millennium has correlated the presence of specific genetic sequences, or molecular markers, with a series of clinical specifications for each of our targeted cancers. These clinical specifications are based upon current unmet clinical needs and what we perceive to be a significant commercial opportunity. Since it is generally accepted that cancer onset and progression are driven by multiple inter-related genetic changes, our molecular assays will consist of panels of molecular markers which will yield molecular profiles, known as signatures, which are intended to be descriptive of clinical phenotype and patient outcome.

      2. Format our molecular assay technology into universally accepted laboratory assays. Our goal is to change clinical practice, not laboratory practice. Therefore, our assay technologies will be developed in commercially accepted formats to facilitate rapid laboratory adoption. The technology format selection is dependent upon sample type. For early detection assays, we have chosen an immunoassay format that is capable of detecting and quantifying multiple secreted proteins in blood. Staging and prognostic assays will require the quantification of molecular markers (proteins) within the context of cellular morphology, and as such, these assays will be formatted in a standard immunohistochemistry (IHC) assay with colorimetric bright-field detection. Both formats are based on the detection and quantification of specific proteins and will thus require us to generate monoclonal antibodies targeted to each unique protein. We do this by first translating the unique gene sequences identified by Millennium into proteins using a number of protein expression systems, then developing monoclonal antibodies specific to each protein through standard hybridoma technology. After each monoclonal antibody marker is independently validated using clinical samples with known patient outcome, a marker panel will be assembled to achieve the desired assay sensitivity and specificity.

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

      We introduced an analyte specific reagent for a laboratory-developed assay for malignant melanoma through our relationship with AmeriPath, Inc. and provided technical support for an independent Melastatin clinical utility study conducted through a collaboration between Albany Medical College and AmeriPath. The study was successfully completed in December 2003, and the results were presented at the March 2004 Annual Meeting of the United States and Canadian Academy of Pathology (USCAP). The study demonstrated that measurement of Melastatin expression using our assay provides independent prognostic information that may be useful in the clinical assessment of melanoma.

      We completed marker discovery for all cancer development programs, including cancer of the breast, cervix, ovary and prostate, and we have completed the transfer of these markers from Millennium. We have developed functional prototype assays to evaluate each marker’s clinical performance and have completed the selection of the final marker panel for our cervical and breast staging assays. We anticipate introduction of Research Use Only reagents for our breast and cervical staging programs by mid-year 2004.

      We are also leveraging our proprietary imaging technology to develop new collaborations to expand our commercial opportunities. In early 2003, we established a collaborative relationship with Bristol-Myers Squibb Company (BMS) in which we provided quantitative tissue-based image analysis in support of a BMS clinical study to assess the pharmacokinetics and pharmacodynamics of one of their targeted oncology therapeutics. We used our SlideWizard image analysis platform and proprietary software applications to provide a quantitative assessment of tumor marker expression levels from tissue samples provided by BMS for patients enrolled in a Phase I clinical trial. The data generated by our work was used to evaluate patient response across varied dosing levels based on changes in tumor marker expression levels, both before and after treatment.

      We believe that our proprietary assets and technologies in imaging analysis, our broad access to novel molecular markers provided under our relationship with BD and Millennium, and our in-house expertise and capability in rare reagent and assay development will provide us with the necessary technology and expertise to successfully develop improved diagnostic oncology products. We further believe that the management of TriPath Oncology as a separate business unit provides a focused organization and dedicated management team with top-notch skills and expertise in assay formatting and development to deliver new oncology products to our commercial team which will dramatically improve the early detection and clinical management of cancer.

The Cancer Market

      Cancer is a chronic and complex disease characterized by uncontrolled growth and spread of abnormal cells. According to the World Health Organization (WHO), the worldwide incidence of cancer in the year 2000 exceeded 10 million cases, excluding basal and squamous cell cancers of the skin. The WHO further estimates that approximately 6.2 million deaths worldwide were attributable to cancer in 2000. In the United States, the American Cancer Society (“ACS”) estimates that roughly 1.3 million cases of non-skin cancers will be diagnosed in 2004, roughly half of which will occur in women. In the United States, women have about a 1-in-3 lifetime risk of developing invasive cancer. It is estimated that in 2004 approximately 668,470 women will be newly diagnosed with cancer and an estimated 272,810 women will succumb to the disease. It is anticipated that melanoma and cancers of the breast, cervix, and ovary will account for over 41% of all cancers diagnosed in women in 2004.

Women’s Cancers

2004 Cancer Estimates (U.S.)

	Estimated 2004 Incidence	Estimated 2004 Mortality

All Cancers	668,470	272,810
TriPath Imaging Targeted Cancers:
Breast	215,990	40,110
Ovarian	25,580	16,090
Malignant Melanoma	25,200	2,860
Cervical	10,520	3,900

Source: American Cancer Society, Facts & Figures, 2004

      Treatments for cancer are expensive and often ineffective. Current treatments for cancer include surgery, radiation, and chemotherapy. Surgery is limited in its effectiveness because it treats the tumor at a specific site and may not remove all the cancer cells, particularly if the cancer has spread. Radiation and chemotherapy can treat the cancer at multiple sites but can cause serious adverse side effects because they destroy healthy cells and tissues as well as cancer cells. The ACS projects that in 2004 over 270,000 women will die of cancer-related illness. Detecting cancer at the earliest possible stage of disease is critical to patient survival and outcome as reflected in the following five-year relative survival rates:

Five Year Disease-Free Survival

by Stage at Diagnosis

TriPath Imaging Targeted Cancers:	Localized Disease (%)	Regional Spread (%)	Distant Metastases (%)

Breast	97	78	23
Ovarian	95	72	31
Malignant Melanoma	97	60	14
Cervical	92	51	15

Source: American Cancer Society, Facts & Figures, 2004

      Development and utilization of modalities for routine cancer screening is critical to early detection. According to the ACS, whereas the five-year relative survival rate for all cancers is approximately 63%, the relative survival rate for currently screened cancers (i.e. including cancers of the cervix, breast, rectum and skin) is approximately 84%. The ACS estimates that the relative survival rates of these screened cancers could be further increased to 95% if all Americans were regularly screened for these cancers. In 2003, the National Institutes of Health estimated the overall costs for cancer-related illness in the U.S. to be $189.5 billion.

      We expect the market for cancer diagnostics will grow substantially due to the increased incidence of cancer, an aging population, early cancer awareness, pressure to reduce cancer mortality rates and improvements in healthcare screening systems. The existing cancer diagnostics market is characterized predominantly by tests or methods that identify the presence of surrogate markers of disease, cellular abnormalities or imaging anomalies that are correlated with the presence or stage of disease but, for the most part, do little to provide information specific to the biology of the disease or the outcome of the patient. The current technologies used in cancer diagnostics consist primarily of tumor marker immunoassays, cytology evaluation and imaging techniques such as mammography.

      While some of the underlying causes of specific cancers can be traced to a single genetic alteration, it is now believed that multiple complex genetic changes underlie the development of the vast majority of cancers. However, the identification of genetic anomalies alone is unlikely to prove clinically significant as many genetic events may have minimal or no impact on a patient’s health, whereas others may pose life-threatening health risks. Determining the interrelationship of genes and proteins, and their interaction with one another is likely to be as important as understanding the underlying cause of the genetic change itself. The scientific community’s knowledge of these underlying genetic and proteomic factors has only recently come about through the development of more sophisticated research and discovery tools, investment in mapping of the human genome, and development of bioinformatics capabilities to assess the clinical relevance of these genetic and proteomic abnormalities.

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

Cervical Cancer

      Cancer of the uterine cervix, or cervical cancer, is second only to breast cancer as the most common form of malignancy in both incidence and mortality worldwide. According to the WHO the worldwide incidence of cervical cancer in 2000 were 470,606 with a mortality rate of 233,372. In parts of the developing world, cervical cancer is the major cause of death in women of reproductive age. The ACS estimates that in 2004 approximately 10,520 cases of invasive cervical cancer will be diagnosed in the United States with an estimated 3,900 deaths.

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

The Conventional Pap Smear

      Worldwide, the conventional Pap smear is the most widely used screening test for cervical cancer. This test was developed by Dr. George N. Papanicolaou in the 1940’s and has essentially remained unchanged until the advent of liquid-based cytology and automated computer primary screening. The Pap smear detects pre-cancerous lesions before they invade the cervix while they are 100% curable. It is estimated that clinical laboratories in the United States perform over 50 million Pap tests annually. We believe that annual test volume outside of the United States is in excess of 80 million. Of the 50 million annual Pap tests performed in the United States, industry sources estimate that approximately 3.5 million, or seven percent, are diagnosed with a cytological abnormality requiring additional follow-up or evaluation. (Jones BA, Davey DD. Quality Management in gynecological cytology using interlaboratory comparison. Arch Pathol Lab Med 2000; 124:672-681)

      In the U.S., although widespread and regular use of the conventional Pap smear has contributed to a greater than 70% decrease in deaths resulting from cervical cancer, the death rate from the disease has declined at a rate of only approximately 1.6% per year. We believe that despite the success of the conventional Pap smear as a diagnostic tool, there are practical limitations to this test which contribute to in excess of $5.0 billion in annual costs. These costs are associated with the treatment of advanced pre-cancerous and cancerous cervical disease. Additional costs are also incurred by third-party payors due to repeat testing for poor quality smears and by clinical laboratories due to litigation associated with inaccurate diagnoses. The introduction of liquid-based cytology has improved specimen adequacy and automated computer screening has improved diagnostic accuracy.

      The evaluation of conventional Pap smears involves the science of cytology, which includes the microscopic evaluation and interpretation of pre-cancerous and malignant morphological changes in cells. The process begins with the collection of cervical cells during a gynecologic pelvic examination. To obtain a Pap smear, a clinician uses a sampling device to scrape the surface of a woman’s uterine cervix to collect a sample of cervical cells. If the conventional Pap smear method is used, this sample is smeared onto a microscope slide and the sampling device is discarded. If our SurePath liquid-based method is used, the head of the collection device itself is placed into a vial containing our transport and preservative solution and the cells are suspended in this liquid medium.

      After the cervical sample is taken, the sample and patient information are sent to a clinical laboratory for further processing, screening and diagnosis. A cytotechnologist who is specially trained to evaluate cell changes screens and interprets the slide using a microscope. Any abnormality is further reviewed by a medical doctor or pathologist.

      Typically, about 90% to 95% of all Pap smears are classified as normal. Pap smears classified as other than normal specify the degree of abnormal change. For example, atypical cells, commonly referred to as “atypia,” represent the least significant change with a very low likelihood to progress to cancer if left untreated. They are generally classified as “ASC-US”, which refers to atypical squamous cells of undetermined significance; or “ASC-H,” which refers to atypical squamous cells- cannot exclude a high-grade lesion. The next classification is “LSIL,” which is defined as low-grade squamous intraepithelial lesions, encompassing HPV/mild dysplasia/ CIN 1 which has a slightly higher likelihood of progressing to cancer if left untreated but overall is still relatively low. “CIN” refers to cervical intraepithelial neoplasia, and is categorized as CIN 1, CIN 2, and CIN 3. “HSIL,” is defined as high-grade squamous intraepithelial lesions, encompassing moderate and severe dysplasia, CIN 2 and CIN 3, and represents changes that biologically have the highest likelihood of progressing to cancer if left untreated. The most serious classification is the diagnosis of cancer itself. Optimally, the Pap test’s objective is to detect the atypical to HSIL lesions as well as early invasive cancer so the lesion can be treated and the patient cured.

Limitations of the Conventional Pap Smear Test Process

      Each conventional Pap smear slide sample typically contains 50,000 to 300,000 cervical cells. The process of manually screening and interpreting a conventional Pap smear requires intense visual examination of the slide sample through a microscope. Because abnormal cells are not always easily visualized or recognized, errors may occur and abnormal cells may not be seen by the cytotechnologist or may be misinterpreted during the microscopic review process. Abnormal cells can be obscured by blood, mucus or white blood cells making them difficult to find and interpret. Other factors such as air-drying distort the cells, resulting in normal cells being misinterpreted as abnormal, or abnormal cells being misinterpreted as normal. Most of these limitations are a result of poor specimen quality and have been shown to be minimized by using a liquid-based collection method.

      Pap smears also have a highly variable false-negative rate. A false-negative results when the patient actually has evidence of disease but the Pap smear is reported as negative. False-negative rates of the conventional Pap smear vary widely among laboratories. For example, false-negatives have been reported to range from 2% to 28% according to studies at both Mercy Hospital in Janesville, Wisconsin and at Newport Hospital in Rhode Island and have been reported in the range of 10% to 45% by the Clinical Preventive Services, U.S. Factors that contribute to false-negative results vary but have been shown to depend on the skill and experience of the practitioner who collects the sample and prepares the slide. In addition, studies (Howell, L. et. al. The AutoCyte Preparation System for Gynecologic Cytology, Acta Cytol, Jan-Feb 1998 Vol. 42(1)) suggest that the highest percentage of false-negative diagnoses are the result of inadequacies in sample collection and slide preparation. In this situation, the abnormal cells are either not collected properly on the sampling device or are collected properly on the sampling device but are not transferred properly to the microscopic glass slide. Other causes of false-negatives are attributable to detection and interpretation errors where abnormal cells are present on the Pap smear but they are either not seen at all, or are seen but interpreted as negative.

      A study published in 1992 in Acta Cytologica reported that with a conventional Pap smear as much as 80% of the sample taken from a patient may not be transferred to the slide and remains on the discarded collection device (Hutchinson, M. Patten FW, Stetzer GT, et.al.). In addition to inadequate cell transfer, the conventional Pap smear slide preparation process may produce inconsistent and non-uniform slides with extreme variability in quality, often making examination difficult. If a Pap smear is interpreted as unsatisfactory or less-than-optimal because of poor quality sampling or because of obscuring factors, the clinician may be prompted to call the patient back for a repeat test. A study conducted with the SurePath liquid-based collection method and published in 2003 in the Journal of Lower Genital Tract Disease (Bigras, G. et.al. Vol. 7, No. 3: 168-174) found that up to 37% of cellular material may be lost when the collection device is discarded after a rinsing method for cell collection is used. However, while that study employed a rinsing method for cell collection, SurePath labeling requires that the collection device be retained in the shipment vial ensuring that all of the collected cells are sent to the laboratory for processing. The Bigras study states that, while further investigations are necessary, it is reasonable to optimize the sampling process by simply placing the collection device in the shipment vial.

      When using the conventional Pap smear process, a physician is unable to perform additional testing using the original patient sample. If additional testing is required, the patient must return to the physician’s office to provide a second sample. This can cause a great deal of stress in the patient, thereby potentially reducing the accuracy of the second sample. To address these concerns, the SurePath method statistically, significantly decreases unsatisfactory cases. Also, the SurePath liquid-based collection method allows the laboratory access to the remaining cellular material from the original patient sample. Repeat and ancillary testing from the residual cell solution may provide a more cost effective patient management program for inconclusive Pap smear tests, and may reduce a patient’s stress and anxiety associated with repeat testing.

      Due to the inherent limitations of the Pap smear screening process, a number of notable lawsuits were filed in the 1980s on behalf of women who died of cervical cancer and whose Pap smears, initially classified as normal, were subsequently determined to contain abnormal cells and, if classified differently, may have led to treatment that would have prevented death. These actions raised medicolegal concerns related to the inherent false-negative rate of Pap smears described above, resulting in a significant increase in the number of Pap smears categorized as either ASC-US, AGUS or LSIL. Consequently, the number of colposcopy procedures increased dramatically leading to increased health care costs up to 80% of the procedures performed do not uncover underlying HSIL or cancer. To respond to this need by detecting abnormalities sooner, tests for the detection of human papillomavirus have become increasingly utilized for women with ASC-US pap results because nearly all cervical cancers are directly linked to one or more types of this virus.

Human Papilloma Virus

      Human Papilloma Viruses, or HPVs, comprise a group of more than 70 types of viruses. Certain (non-cancerous) HPV types cause the common warts that grow on hands and feet and those that develop in the mouth and genital areas. Genital HPVs can be passed from one person to another through sexual intercourse and oral or anal sex. Certain genital HPV types, called “high risk” HPV types that include HPV-16, HPV-18,

HPV-31, HPV-45, as well as some others, are implicated in the promotion of abnormal cell development in the cervix that could potentially lead to the development of invasive cervical cancer. In fact, it has been documented that nearly all cervical cancers (99.7%) are directly linked to previous infection with one or more of the oncogenic (cancer-inducing) types of HPV (Judson 1992; Walboomers et. al. 1999).

      Whereas the vast majority of cervical disease can be traced to an underlying HPV infection, identification of infection, even with a high-risk type, in and of itself is not predictive of cervical disease. HPV is the most prevalent sexually transmitted infection in the world, occurring at some point in up to 75% of sexually active women (Groopman 1999). Although HPV infection is widespread, few people even know they are infected because they seldom have noticeable symptoms. While women usually are infected shortly after they become sexually active in their teens, twenties or thirties, progression to cervical cancer generally takes place over a period of 10 to 20 years. In rare instances, some early lesions can become cancerous over a shorter time interval such as a year or two.

      It is estimated that for every one million women infected with HPV, about 10% will develop pre-cancerous changes in their cervical tissue (dysplasia). Of these, about 8% will develop early cancer limited to the outer layers of the cervical cells (carcinoma in situ, or CIS) and roughly 1,600 will develop invasive cancer unless the pre-cancerous lesions and CIS are detected and treated. Finally, women with active infection can transfer the virus to their newborn (vertical transmission) during delivery, which can result in papilloma virus infection in the neonate and possible subsequent laryngeal papillomatosis (Cason, Rice and Best 1998).

      In most cases an active infection is controlled by the immune system and with time becomes dormant. However, it is not possible to predict whether or when the virus will become active again. For example, one recent study followed more than 600 female university students who were tested every 6 months (Groopman 1999). Over the course of three years, new HPV infections occurred in more than 40% of the women. Most of the infections lasted about eight months and then subsided. After two years, however, about 10% of the women still carried active virus in the vagina and cervix. In this study, the persistent infections were most commonly associated with the virulent, cancer-linked types of viruses.

      As noted, studies indicate that persistent infection with cancer-causing HPV types is a precursor to the development of cervical cancer. A positive test for high-risk HPV is more meaningful in women over 30 years of age. Clinical studies have shown that approximately 20% of women age 30 and older with cancer-causing HPV have high grade cervical disease. Additionally, women age 30 and older with persistent HPV infection and who do not have associated cervical disease are considered at significant risk of developing cervical disease in the future.

      On April 24, 2002, the Journal of the American Medical Association, or JAMA, published Consensus Guidelines recommending testing for HPV in the management of women with ASCUS-US Pap test results. These new “2001 Consensus Guidelines” were sponsored by the American Society for Colposcopy and Cervical Pathology, or ASCCP, and state that for managing women with ASCUS-US results, HPV testing is the “preferred approach” when it can be performed directly from a liquid-based Pap test, also known as “reflex” HPV testing, or when the HPV testing specimen can be co-collected during the initial office visit.

Limitations of HPV Testing

      Over the past three years, HPV testing has gained clinical acceptance in the U.S. for supplemental testing of women for whom the results of primary cervical cytologic screening are atypical, or ASC-US, but of uncertain significance and not clearly diagnostic of pre-malignant or malignant disease. Supplemental testing with HPV provides guidance as to how these patients should be managed. A negative HPV test is highly predictive of the absence of pre-malignant or malignant cervical disease, and, therefore, is said to warrant no further action. A positive HPV test is said to warrant further examination including colposcopy. HPV infection rates in young women, (i.e. less than 30 years of age), have been shown to be as high as 75% in certain populations thereby limiting the utility of the test for women of all ages. In addition, the high positive rate in women with a cytology diagnosis of LSIL limits the value of the test in this subset of patients, as well.

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

      In March 2003, the FDA approved a submission by Digene® Corporation, the manufacturer of the only currently FDA approved test for HPV, called the hc2 High-Risk HPV DNA Test, for the use of that test as a primary adjunctive cervical cancer screening test to be performed in conjunction with the conventional Pap test for women age 30 and older. This test is also referred to as the “DNAwithPap” Test. Recent prospective trials conducted by the National Cancer Institute (NCI) suggest that routine screening of HPV DNA combined with cytology would result in the greatest detection of cervical dysplasia. However, while a negative HPV test result is highly predictive of the absence of pre-malignant or malignant cervical disease, the predictive value of a positive HPV test result may be limited because HPV testing cannot distinguish non-progressive infection from infections that would benefit from therapy.

Breast Cancer

      With an estimated incidence of over one million new cases per year, cancer of the breast is the most common women’s cancer in the world, accounting for 22% of all new cases diagnosed. On a worldwide basis, breast cancer is the leading cause of cancer mortality in women, representing an estimated 14% of all cancer-related deaths in females.

      The ACS estimates that in 2004, approximately 215,990 new cases of invasive breast cancer will be diagnosed among women in the United States, with an estimated 40,110 women dying of the disease. Breast cancer incidence increases with age, and although significant progress has been made in identifying women considered to be at high risk of developing the disease, more than 50% of breast cancer occurs sporadically in women with no known risk factors. According to the NCI, the overall five-year survival rate for women diagnosed with breast cancer is 86%. Early detection is paramount as the relative survival rates vary significantly among localized disease (96.8%), regional spread (78.4%) and distant metastases (22.5%).

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

      According to data from the 2000 Behavioral Risk Factor Surveillance System (BRFSS), the percentage of U.S. women aged 40 and older who had a recent mammogram was 62.6%. Of the 32.5 million screening mammograms currently performed in the U.S., approximately four million indicate some form of abnormality requiring further follow-up. Once an abnormality is detected on initial screening, the need for a very sensitive and specific assay to detect early breast cancer becomes critical. Although follow-up diagnostic imaging and ultrasound may provide greater image clarity, neither is able to distinguish between a benign condition and a malignancy. Of the estimated 1.2 million breast biopsies performed in the U.S., roughly 80% yield no form of malignancy resulting in an estimated cost of $3.3 billion related to unnecessary biopsies. (HCA Cancer Care, Nov 2002. Informational Guide to Breast Cancer).

Breast Cancer Staging and Treatment

      Once breast cancer is diagnosed, it is staged, (i.e. I, II, III or IV) based on a number of factors including tumor pathology (T), nodal involvement (N) and distant metastasis (M). In the U.S., approximately 55% to 60% of newly diagnosed invasive breast cancer is detected at a relatively early stage (i.e. small tumor size and with no or minimal nodal involvement).

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

      Once the cancer is staged, treatment decisions are typically made by an oncologist in consultation with the patient and will take into consideration the patient’s age and preferences, as well as the risks and benefits associated with each treatment protocol. Nearly all women with breast cancer have some form of surgery combined with other treatments such as radiotherapy, chemotherapy, hormone therapy and/or monoclonal antibody therapy. Prognostic tests for the determination of estrogen receptor (ER), progesterone receptor (PR) and her2/neu status have become standard of care for selecting subsets of patients most likely to benefit from certain hormone and monoclonal antibody therapies.

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

      Presently, a large number of markers exist for the monitoring of breast cancer. These include MUC-1 (CA15-3), carcinoembryonic antigen (CEA), oncoproteins, milk proteins and cytokeratins. Of these, CA15-3, CA27.29 and CEA are the most commonly used. According to the American Society of Clinical Oncologists (ASCO); Tumor Marker Guidelines, the performance of these markers range in sensitivity for Stage I disease of 9% to 10%, Stage II of 19% to 54%, Stage III of 31% to 54% and Stage IV of 64% to 75%. Additionally, ASCO notes that CA15-3 exhibits a limited sensitivity for detecting low tumor burden, when treatments are most likely to be beneficial. Currently, only 20% to 30% of recurrences are detected before the onset of symptoms.

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

Ovarian Cancer Screening

      The effectiveness of routine screening of asymptomatic women using pelvic examination, abdominal or vaginal ultrasound or serum carcinoembryonic antigen (CEA-125) has not been established. The ACS recommends annual pelvic examinations for women starting at age 18 or at the onset of sexual activity. In 1994, a National Institutes of Health Consensus Conference on Ovarian Cancer concluded that there is no evidence that screening with currently available modalities, including CEA-125 and/or transvaginal ultrasound can be used effectively to decrease ovarian cancer mortality or morbidity.

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
In the United States the hospitalization rate for ovarian neoplasms is reported to be as high as 289,000 women annually. Roughly 80% to 90% of these women have a surgical procedure to rule out and/or diagnose ovarian cancer. An even greater number of women are found to have an adnexal or pelvic mass during a routine physical examination or during evaluation for another complaint.

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

Malignant Melanoma

      Although melanoma accounts for only a fraction of all skin cancers diagnosed, it is by far the most serious. Unlike the more common and curable basal cell and squamous cell skin cancers, melanoma accounts for roughly 75% of all skin cancer-related deaths. In 2000, the WHO estimated that 67,425 cases of melanoma were diagnosed in women and 17,045 female deaths were attributable to this deadly disease. In 2004, an estimated 25,200 women in the U.S. will be diagnosed with melanoma and 2,860 are expected to die of the disease.

      The overall five-year relative survival rate of patients diagnosed with melanoma is 89% according to the ACS. Because melanoma develops from biological changes in pigmented lesions such as moles, early signs of melanoma development can usually be seen through changes in the size, color or texture of the lesion. As a result, about 82% of melanomas are diagnosed at an early or localized stage where the five-year relative survival rate approximates 96%. Survival rates drop considerably to 60% and 14% for melanomas that have spread to regional nodes or to distant organs, respectively.

Melanoma Staging and Treatment

      Once melanoma is suspected, the lesion and surrounding tissue are excised. Once diagnosed, biopsy of the surrounding (sentinel) lymph nodes is common to determine the degree of spread of disease. Like most cancers, melanomas are staged, i.e. I, II, III or IV, based on a number of factors including tumor pathology, nodal involvement and distant metastasis, or the TNM classification system discussed above. Prognostic factors such as tumor thickness (Clark Score), mitoses and ulceration are among the criteria used in tumor grading. Although the TNM classification system is useful in staging patients for follow up and treatment, it is based solely on the morphologic features of the tumor and its degree of spread and, thus does not take into consideration the biologic make up of the cancer.

      Predicting which individuals are cured and which are not remains difficult, as up to 20% of individuals with thin lesions may relapse within five years. As with other types of cancer, some patients who have poor

TNM scores have long disease-free survival times, whereas others with good TNM scores experience a rapid deterioration with early recurrence of melanoma followed by death. At best, current prognostic indicators serve as guides for clinical decisions that require considerable judgement.

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

Our Products

The i3 Series Product Line

      Our i3 Series product line of cervical cytology products is intended to address the current limitations of the conventional Pap smear process and the lack of automation in the typical cytopathology laboratory. The products in our i3 Series product line work together as part of an integrated system for the collection, preparation, staining and computerized analysis of liquid-based, thin-layer Pap preparations and the screening of conventional Pap smears. The exponent “3” suggests the expertise contributed by each of our three predecessor companies, AutoCyte Inc., NeoPath Inc. and Neuromedical Systems, Inc., as well as the value of these component products in providing intelligent identification through innovation. Within the i3 Series line, individual products were renamed in 2001 to better communicate the value they provide to the physician, patients and laboratory professionals. Our i3 Series line of cervical cytology products includes the SurePath Test Pack, a proprietary, liquid-based cytology sample collection, cell preservation and transport system, the PrepStain slide processor, an automated slide preparation system that produces slides with a standardized, thin layer of stained cervical cells, and the FocalPoint Slide Profiler which utilizes proprietary technology to distinguish normal liquid-based or conventional Pap smears from smears that have the highest likelihood of abnormality.

The SurePath Test Pack

      Our SurePath Test Pack consists of the SurePath liquid-based Pap test, a sample collection vial, proprietary preservative solution and sample collection device. During a clinical exam, a physician or nurse will collect a sample of endocervical and ectocervical cells, currently using a cervical broom collection device. Once collected, the health practitioner detaches the removable head of the collection device and places it into the vial containing our proprietary SurePath preservative fluid, thereby retaining all of the cells collected. The lid of the vial is then fastened and the vial is then transported to a clinical laboratory for follow-on processing on the PrepStain system.

      An independent study conducted with the SurePath liquid-based collection method and published in the ASCCP’s Journal of Lower Genital Tract Disease (Bigras, G. et al, April 2003, Vol. 7(3):168-174) found that up to 37% of cellular material may be lost when the collection device is discarded after using a rinsing method for cell collection. The study states that, while further investigations are necessary, it is reasonable to optimize the sampling process by simply placing the collection device in the shipment vial.

      Although SurePath has been FDA-approved for use with a cervical broom collection device, we initiated clinical trials in the third quarter of 2002 to evaluate the safety and efficacy of alternate sample collection devices, including the cervical spatula and endocervical brush. In November 2003, we submitted new clinical data to the FDA to expand claims for the SurePath liquid-based Pap test for cervical cancer screening. In a supplemental filing to the Company’s PMA supplement of its liquid-based cytology system, we submitted data from a prospective, paired sample clinical study to demonstrate that a spatula/endocervical brush combination is as effective as the currently approved broom-type collection device in transferring representative cervical material from the sampling device to the SurePath preservative fluid. We hope to receive FDA approval for clinical use of these alternative collection devices in the first half of 2004. There can be no assurance, however, that such approval will be obtained during the first half of 2004, if ever, or that if approved, there will be market acceptance of the alternate devices contemplated by our clinical studies.

      During the second quarter of 2003, we initiated data collection to support a submission to the FDA for approval for HPV testing using the Digene Hybrid Capture® 2 HPV DNA Test on cells collected using our SurePath Test Pack. We expect to submit our results from this clinical trial to the FDA within the first half of 2004. There can be no assurance, however, that such a submission will be made during the first half of 2004, if ever, or that such a submission, if made, will gain approval for the combined use of our products from the FDA.

The PrepStain System

      Our PrepStain system consists of proprietary reagents, plastic disposables and automated equipment for preparing a thin-layer of cervical cells on a SurePath microscope slide. Once received in the laboratory, the sample is thoroughly mixed, resulting in an homogenized and randomized cell suspension which is removed from the vial and layered onto a proprietary liquid density reagent in a plastic centrifuge tube using our patented syringe device. Batch density gradient centrifugation is then conducted on the cell suspension to remove excess blood, inflammatory cells and other debris from the sample.

      Once centrifugation is completed, the laboratory technician places the centrifuge tubes containing the separated diagnostic cells onto an automated pipetting system. This pipetting system then distributes the cervical cells in a thin-layer on the microscope slide. At this stage, discrete staining of the slides can be carried out by the PrepStain system, or staining can be performed off-line from the PrepStain using alternative staining instrumentation. PrepStain is currently capable of preparing approximately 48 discretely stained or 96 unstained thin-layer slides in approximately one hour. A SurePath slide typically contains approximately 50,000 to 100,000 diagnostic cells that are distributed uniformly over a 13-millimeter diameter circle.

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

      We believe that SurePath and PrepStain offer the following advantages over the conventional Pap smear process:

•	More Complete Sample Collection. Because the clinician places the collection device directly into the SurePath vial, the entire patient sample is contained in our preservative fluid. In a conventional Pap smear process, as much as 80% of the cervical sample can be inadvertently discarded with the disposable collection device after smearing the sample onto the slide. One study conducted with the SurePath liquid-based collection method found that up to 37% of cellular material may be lost when the collection device is discarded after using a rinsing method for cell collection. (Bigras, 2003)

•	Improved Sample Quality. By eliminating variations in preparation techniques and the fixative spraying step from the sample collection process, PrepStain virtually eliminates air-drying, generates a more complete fixation, and provides a more standardized preparation process in a controlled laboratory environment. This more uniform cell sample distribution also reduces cell clumping and obscuring from debris.

•	Automated and Discrete Staining Function. PrepStain includes a discrete, or individualized, slide staining function performed by a computer-controlled robotic pipetting station. Unlike conventional

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

FocalPoint Slide Profiler

      The FocalPoint Slide Profiler is an automated, computerized primary interpretation system designed to distinguish between normal and abnormal Pap smears. FocalPoint was approved by the FDA in May 1998 as a primary screening device for conventional Pap smear slides. In October 2001, the FDA approved the use of FocalPoint as a primary screening device for our SurePath thin-layer slides prepared by PrepStain. FocalPoint uses visual intelligence algorithms to improve accuracy in the primary screening of conventional Pap smear slides and our SurePath thin-layer slides. As approved by the FDA, FocalPoint identifies up to 25% of slides as negative for intraepithelial lesions or malignancies and requiring no further review (also referred to as “sort rate” or “no further review rate”). Cytotechnologists then manually screen the remaining slides with the assistance of FocalPoint’s ranked review report. This ranked review report shows the relative scores of the remaining processed slides. At least 15% of the highest-ranking slides that are classified normal by manual review then undergo quality control re-screening. Outside the United States, FocalPoint is used, in some instances, to identify up to 50% of slides as “within normal limits.”

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

FocalPoint GS

      In the fourth quarter of 2000, we launched FocalPoint GS, the next generation FocalPoint system for use outside the United States. FocalPoint GS uses Location Guided Screening to further improve the screening process by automating the microscopic analysis of SurePath thin-layer slides or conventional Pap smears designated for further review by the FocalPoint Slide Profiler. FocalPoint GS integrates our SlideWizard technology into the FocalPoint screening process. The FocalPoint instrument is interfaced to our SlideWizard platform and networked to one or more commercially available microscopes that have been equipped with computer-controlled automated stages for fast relocation of “fields of interest” on microscopic slides. During the initial screening process, and for each slide screened, FocalPoint GS identifies and stores a pre-set number of “fields of interest” in which it has calculated a higher probability of abnormality. The FocalPoint GS communicates the location coordinates of the “fields of interest” to the computer controlled microscope stage via the SlideWizard platform. The “fields of interest” are electronically highlighted and located for easy identification. This facilitates a focused microscopic review and allows the cytotechnologist to quickly analyze the slide for the presence of cellular abnormality. Abnormal findings thus identified can be confirmed by full microscopic review. If no abnormality is identified during this rapid cytologic assessment, no further review is required.

      We believe the established quality of the FocalPoint algorithms, coupled with the highly focused nature of location-guided screening, allow laboratories to improve quality, increase capacity by up to 200% and alleviate backlogs and/or labor shortages. To date, the FocalPoint GS has been used to screen over 3 million slides outside of the U.S.

      During the first quarter of 2003, we initiated clinical trials in the U.S., under a binding agreement protocol with the FDA to collect data in support of an application for U.S. approval for our FocalPoint GS system. We continue to collect specimens and analyze both new and existing data as required by our binding agreement protocol with the FDA. We anticipate completing this trial in the first half of 2004. There can be no assurance this product will demonstrate clinical efficacy or receive the required regulatory approvals when anticipated, if at all.

SlideWizard Product Line

      Our SlideWizard product line consists of personal computer-based applications focused on the quantification of the nuclear DNA content of cells and the detection and quantification of specific molecules in cells or tissue sections (immunohistochemistry and immunocytochemistry assays), the management and archiving of images and patient information, the exchange of data via telepathology and the creation of comprehensive reports combining color images and patient data. Our SlideWizard line of products include:

•	Telepathology Module: a module for the transmission and interpretation of high-resolution images captured at remote sites for teaching and research;

•	Quantitative Image Cytometry-DNA: an application that performs quantitative analysis of DNA by quantifying nuclear texture and morphology;

•	Quantitative Image Cytometry-Immuno: an application that offers general purpose image analysis that is ideal for recognition and quantification of virtually any stain application on a variety of biologic materials;

•	A system that quantitatively assesses the amount of up to three different absorption stains within the same microscopic slide, with some of the stains normally being related in a quantitative way to specific marker expressions;

•	ImageTiter, a method to quantitatively measure abnormally high levels of antinuclear antibodies through “titration emulation” as an indication for a variety of immune system problems; and

•	SlideWizard, an electronic dotting and labeling system.

      In November 1995, we received pre-market notification, or 510K, clearance by the FDA to market the ImageTiter for automating antinuclear antibody testing. Our DNA and immuno-quantification applications are presently offered “For Research Only” in the United States. We currently do not meet the InVitro Diagnostics Directive requirements to sell and place the SlideWizard applications in Europe (except combined with the FocalPoint GS). A SlideWizard workstation is also a component of the FocalPoint GS system that is currently sold only outside the United States. We expect to develop additional applications or modules in the field of tissue diagnosis and prognosis to run on the proprietary SlideWizard platform. We may elect to pursue regulatory clearance to market in the U.S. additional SlideWizard applications currently under development or developed by us in the future.

Molecular Diagnostics Products

      We are developing oncology products and services derived from our collaboration with BD. These products and services, if any, will be based upon genomic and proteomic markers identified through discovery research conducted at Millennium under its research and development agreement with BD. In January 2004 the molecular marker discovery process and transfer of markers for malignant melanoma and cancers of the cervix, breast, ovary and prostate from Millennium was completed. TriPath Oncology is clinically validating and intends to develop these proprietary cancer markers into commercial diagnostic and pharmacogenomic oncology products and services. Commercial responsibilities for any resulting products will be shared between BD and TriPath Oncology.

Cervical Staging Assay

      The focus of the cervical oncology program is to develop and commercialize highly sensitive and specific novel protein targets for the direct detection of pre-invasive high-grade disease (CIN2/3 and CIS) and invasive cervical cancer independent of age and HPV infection status. By attaining a high level of clinical performance for both sensitivity and specificity, we believe that the resulting assay may improve the predictive value of both HPV and cytologic screening and, as a result, will reduce false-positive referrals to colposcopy while maintaining a high level of detection of high-grade disease and cervical cancer as compared to the current clinical standards. Addressing this medical decision point could lead to a substantial cost savings for the health care system, which we estimate at up to $2.3 billion per year as well as a reduction in morbidity and discomfort associated with unnecessary medical procedures.

Breast Cancer Screening Assay

      We are developing reagents for screening of breast cancer. Our goal is to develop a test that will be a blood-based, quantitative immunoassay targeted at the identification of multiple proteins specific for early stage breast cancer. We believe that by distinguishing those women who have an underlying malignancy from those who do not will lead to reduced morbidity associated with the avoidance of unnecessary biopsies and result in significant savings to the health care system.

Breast Cancer Staging Assay

      We are developing reagents for a slide-based test to quantify protein expression for multiple cancers for staging of breast cancer. Our goal is to develop a test that is formatted for slide-based immunohistochemistry and will utilize our proprietary imaging technology to quantify protein expression for multiple cancer markers. We believe that such a test would provide oncologists with a more accurate approach to determine which patients are at highest risk of recurrence and require more aggressive treatment. Although a high percentage of early stage breast cancer patients are treated with adjuvant chemotherapy, a more accurate prediction of direct tumor behavior may help to guide the oncologists in their choice of therapies to administer.

Breast Cancer Monitoring Assay

      We intend to utilize cancer markers discovered through our breast cancer-screening program to develop a blood-based breast cancer-monitoring test for the detection of early recurrence. The goal of our breast cancer-monitoring program is to clinically validate the cancer markers discovered for the breast screening panel to detect early stage breast cancer recurrence in asymptomatic patients. The test would be used to monitor patients for response to treatment and to detect early recurrence post treatment. We believe that these changes in patient management would result in improved health outcomes and increased patient survival.

Ovarian Cancer Screening Assay

      We have initiated development of a screening test for ovarian cancer. Our goal is to develop an ovarian cancer-screening test that will be a blood-based immunoassay comprised of a panel of antibodies which will measure the expression of target proteins specific from early stage ovarian cancer. The test would be initially targeted for patients considered to be at high-risk for ovarian cancer, a market we estimate at about two million cases per year in the U.S. Our ultimate goal is to validate such a test as a means of routine screening of women aged 40 and older. By detecting ovarian cancer at an earlier stage of disease we believe that use of our test will lead to earlier initiation of treatment and increased patient survival.

Melanoma Staging Product

      Through our agreements with BD and Millennium, we received distribution rights to a novel gene expression target for malignant melanoma shown in limited studies to be predictive of risk of metastasis in Stage I and Stage II melanomas. In February 2002, we executed a letter of intent to collaborate with AmeriPath, Inc., a leading national provider of cancer diagnostics, genomics, and related information, on the validation and clinical use of a novel gene expression assay for malignant melanoma. During 2002, AmeriPath developed and validated a “home brew” assay utilizing our novel Melastatin gene-based detection probe and our SlideWizard imaging and telepathology platform. We finalized this arrangement in late 2002 following the successful completion of a series of key development and validation milestones by the parties initiated during 2002. In 2003, we introduced an analyte specific reagent for a laboratory developed assay for malignant melanoma and provided technical support for an independent Melastatin clinical utility study which was completed in December, and we will continue to seek collaboration partners for this assay.

      We do not expect to generate any significant revenue from our molecular diagnostic products at least until 2006. Consequently, we expect that our oncology business unit will incur expenses in excess of revenues generated. Some of these expenses include the lease of several laboratories at BD’s facility in Research Triangle Park, North Carolina. This lease arrangement substantially ended in July 2002 after we occupied our own newly equipped laboratory and office space in Research Triangle Park. We do, however, maintain several small laboratories at the BD facility.

      In January 2003, we entered into an agreement with BMS to provide quantitative tissue based image analysis in support their oncology therapeutics programs targeted at treating epithelial cancers including cancer of the cervix, breast, and colon. We utilized our SlideWizard image analysis platform and proprietary software applications to provide a quantitative assessment of tumor marker expression levels from tissue samples provided by BMS for patients enrolled in a Phase I clinical trial. The data generated by our work was used to evaluate patient response across varied dosing levels based on changes in tumor marker expression levels both before and after treatment.

      We made significant progress during 2003 toward our objective of developing and commercializing new molecular-based diagnostic assays. We completed marker discovery for all of our cancer development programs, including cancer of the breast, cervix, ovary and prostate, and we have completed the transfer of these markers from Millennium. We developed functional prototype assays to evaluate each marker’s clinical performance and completed the selection of the marker panel for our cervical and breast staging assays. We introduced an analyte specific reagent for a laboratory developed assay for malignant melanoma through our relationship with AmeriPath, Inc. and have provided technical support for an independent Melastatin clinical utility study conducted through a collaboration between Albany Medical College and AmeriPath. The study was successfully completed in December 2003 and the results were presented by the investigators at the March 2004 Annual Meeting of the USCAP. The study demonstrated that measurement of Melastatin expression using our assay provides independent prognostic information that may be useful in the clinical assessment of melanoma.

      Although the discovery process for the colon cancer program was completed earlier in 2003 at Millennium, we, in collaboration with BD, elected not to exercise rights to these program markers. As such, markers for the colon cancer program will not be transferred to us.

      Finally, we believe that our automated visual intelligence technology can be developed for use for other diagnostic tests that involve microscopic analysis of biological specimens on glass slides, such as tissue, blood, urine, sputum or other samples. To develop our technologies for other applications, we will need to adapt software algorithms to analyze each of these other samples.

Marketing and Sales

Marketing Strategy

      We believe that TriPath Oncology provides us with an opportunity to develop and commercialize novel, molecular oncology tests that provide a more accurate, disease-specific understanding of cancer, thereby better addressing the needs of clinician medical practitioners and our primary customer, the patient. In furtherance of this goal, any such tests that we develop will be designed to screen and assist in the diagnosis of the presence of disease, assess patient prognosis and outcome more accurately, guide therapeutic selection in the management of certain cancers, and monitor for disease recurrence.

      Historically, diagnostic companies have focused on changing the laboratory practice of medicine primarily through delivering the benefits of automation to laboratories worldwide. Today, virtually all sectors of the clinical diagnostics industry have been automated to a significant extent. The two exceptions to this pattern of rapidly increasing automation in in vitro diagnostics have been the cytopathology and histopathology laboratories, where the standard of practice is defined by the visual examination and analysis of cells and tissues. We believe our integrated cervical cytology screening solutions offer substantial value to our laboratory customers worldwide today, and that through continued focus on leveraging our assets and technologies towards the delivery of novel molecular oncology tests we will be well positioned to offer optimal clinical solution for patients.

      Our marketing strategy is focused on providing solutions that address the unmet needs of our three broad market stakeholders: clinical laboratories, clinicians and third-party payors. We increased our marketing efforts during the first half of 2002 by directing resources toward various marketing-related initiatives designed to promote brand identification and awareness, increase market acceptance of our products and services and enhance product management. We have expanded our presence in the marketplace through increased advertising and promotion, company-sponsored seminars and trade shows, and peer selling activities. To further educate and reinforce the benefits of our products, we initiated a partnership with a third-party physician/peer selling organization in 2001 that continued into 2003. An important element of our marketing strategy is to achieve broad market acceptance of our integrated product consisting of our SurePath thin-layer slides for cervical cancer screening by the FocalPoint system. In implementing this strategy, we will seek to address the needs of the constituencies described below.

Clinician/ OB-GYN

      In 2002, we initiated a number of key initiatives targeted at physician education activities including continuing medical education programs. In 2003, we expanded our physician educational programs to access a broader and more focused segmentation. We also conducted a number of clinician-related activities including the establishment of a Clinical Advisory Board and numerous expert panels as forums to discuss and receive feedback on unmet medical needs, standards of care, market trends, product concept review and use, and clinical trials strategies. Finally, we cultivated and developed relationships with leading clinicians to identify current and future potential product areas with the goal of expanding peer-to-peer selling and influence.

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

      As the last frontier for automation in in vitro diagnostics, the cytopathology and histopathology laboratories present a major opportunity. We believe that increased automation of these laboratories through computerized image analysis will:

•	significantly reduce labor costs;

•	drive improved standardization, reproducibility and quality control;

•	enhance the efficiency of treatment by increasing the accuracy and precision of diagnosis; and,

•	provide an opportunity to collect digitized information to facilitate the development of highly specific and targeted outcome patient care programs.

      Automated slide preparation and screening products were introduced into the cervical cancer screening market in the mid-1990s. We expect to benefit from the increased awareness and growing acceptance of these new technologies.

i3 Series Product Line

      We currently market our cervical cytology products as part of an integrated system and have combined them under our i3 Series product line, as discussed above. Our SurePath, PrepStain and FocalPoint systems, together, provide an integrated solution for sample preparation, processing, staining and computerized analysis of liquid based thin-layer preparations. We began limited international commercial sales of our PrepStain system in 1993 and commenced commercialization in the United States following FDA approval in 1999. We began placements of AutoPap QC systems, a predecessor to the current FocalPoint system, in 1995 and of the FocalPoint primary screening system in 1998. FocalPoint is the only fully automated Pap smear screening device to receive regulatory clearance for marketing in the United States for both thin-layer and conventional Pap smear slide preparations.

      The principal market for gynecological applications of PrepStain and FocalPoint are clinical laboratories worldwide. Clinical laboratories are also the primary focus for patients, physicians and third party payors in connection with screening for cervical cancer. In an effort to facilitate the adoption of our products, we engaged sales professionals to educate and promote our products to each of these groups. Furthermore, we have contractual relationships with organizations that provide physician education and third party payor/reimbursement support. We view these relationships as a necessary extension of our business given their potential to fuel our growth.

      The principal market for non-gynecological applications of PrepStain also includes clinical laboratories worldwide, although these applications are performed in significantly lower quantities than cervical cancer screening applications. Non-gynecological applications for the detection of cancer are performed on body fluids, including urine samples, respiratory specimens and a variety of fine-needle aspirates of specific organs.

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

      On March 5, 2003, we announced that we had entered into a collaboration agreement with Quest Diagnostics Incorporated (“Quest”), the largest provider of diagnostic laboratory testing in the U.S. Under the terms of the agreement, Quest will begin offering our i3 Series integrated solution for cervical cancer screening, including our SurePath test pack, our PrepStain slide processor, and our FocalPoint slide profiler in selected locations. Quest will evaluate the i3 Series relative to its immediate and future needs for cervical cancer screening. During the second half of 2003, we continued to train Quest personnel, and Quest initiated its in-house validation process. However, sales to Quest in 2003 were of minimal impact to our results of operations. There can be no assurance that our agreement with Quest will generate significant revenue. Nor can we assure that Quest will find our products and services as effective and efficient in their network of operations.

      In October 2003, we entered into a new three-year agreement with Laboratory Corporation of America Holdings (“LabCorp”) to provide the SurePath Test Pack and the PrepStain Slide Processor for cervical cancer screening. LabCorp first introduced the SurePath liquid-based Pap test in 1999. While LabCorp is one of our larger customers today, there can be no assurance that our agreement with LabCorp will generate additional, significant revenue.

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

      Medium and small clinical laboratories. We also intend to continue to devote a portion of our marketing and sales resources to targeting medium-sized and small clinical laboratories, including, in particular, laboratories that serve hospitals and local and regional integrated health care provider networks. These laboratories are often well integrated into the local health care management process and delivery continuum and, therefore, facilitate an integrated sales process that includes the ordering clinician, the laboratory, and the payor. This is of particular significance to our strategy for commercializing molecular diagnostic and pharmacogenomic products and services that will require significant interaction between the laboratory and the clinician. We expect that the medium-sized and small clinical laboratory segment of the market represents a promising opportunity for our equipment rental programs.

      Third-party payors. We have gained a significant level of market acceptance for our products by third-party payors by devoting additional resources to the area of reimbursement. We plan to continue promoting the clinical and economic benefits of PrepStain and FocalPoint systems to managed care companies, major private insurers and other third-party payors. We have demonstrated that the overall cost savings to the health care system, resulting from the early detection of cervical cancer and the decrease in unnecessary repeat Pap smears, biopsies and colposcopies resulting from improved specimen adequacy, more than offset the cost of our products. See also “Third-Party Reimbursement” below.

Molecular Diagnostic Products

      The marketing strategy for the molecular diagnostic products we are developing is predicated on several key principles. First, our marker discovery programs are all driven by clinical specifications developed from an ongoing analysis of the current standards of care for cancer of the cervix, breast, ovary and prostate. From these analyses, we have identified areas of clinical need and, therefore, market opportunity. Second, our product development strategy comprehends minimal disruption of laboratory workflow and current practice. We are designing our products to change the clinical practice of medicine, not the laboratory practice of medicine. Third, we employ a strategy for commercialization that includes stacking clinical claims in which we will initially target defined clinical problems in defined patient populations to create specific and clearly defined clinical outcomes. Our strategy comprehends the fact that the commercial opportunity associated with our products will depend on the extent to which they impact decisions made and actions taken in the course of the early detection and clinical management of cancer, and that the value generated by these products and the attendant level of reimbursement derived from third-party payors will reflect the extent to which the products positively impact patient outcome, both clinical and economic. Fourth, we will employ a strategy for early commercialization that includes initial introduction of analyte specific reagents to be used in laboratory developed assays. Fifth, we will leverage the recognition, relationships, and infrastructure developed to market and sell our i3 Series cervical cytology product line to commercialize our molecular diagnostic products. In effect, the infrastructure we have developed for our cervical cytology product line will serve as a conduit for our molecular diagnostic products.

Sales Strategy

i3 Series Product Line

      We generate PrepStain revenue from the sale, rental and lease of PrepStain systems and from the sale of the related SurePath and PrepStain test kits, comprised of proprietary reagents and other disposables. Additionally, we generate revenue from service contracts on the PrepStain systems. For system sales, customers purchase the PrepStain instrument and make separate purchases of SurePath and PrepStain test kits. We recognize revenue on sales of the PrepStain system at the time the system is installed and accepted at the customer site. For system rentals, also known as reagent rentals, we place PrepStain systems at the customer’s site free of charge and the customer is obligated to purchase SurePath and PrepStain test kits for a fixed term, typically three or four years. Under these transactions, there is no revenue recognized on the PrepStain system hardware. For system leases, we offer two alternatives. The first alternative involves a lease arrangement through which we lease the PrepStain system directly to the customer. These leases require monthly payments for the system and are typically for 36 or 48-month terms. The customer purchases the SurePath and PrepStain reagents and disposables that run on the system separately from the lease on an as-needed basis. Under these transactions, there is no up front revenue recognized on the PrepStain system hardware. The second alternative is known as our “IPO program,” under which PrepStain systems are purchased by a third party financial institution and are placed at the customer’s site free of charge. The customer then purchases the SurePath and PrepStain reagents at a higher price that is sufficient to repay the financial institution for the cost of the PrepStain system and to provide us with an acceptable profit on the reagents and disposables. Under the IPO program, we record revenue for the system sale at the time the system is installed and accepted at the customer site. Since 2001, our strategy has been to emphasize in-house reagent rentals in an effort to permit us to retain a greater percentage of the ongoing, higher margin PrepStain reagent revenue stream. Regardless of whether PrepStain systems are sold, rented or leased, however, each system placed typically provides a recurring revenue stream as customers process our SurePath test packs.

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

      We also generate revenue from the sale and rental of our SlideWizard line of products and from service contracts on these products. For system sales, customers purchase the products through distributors in countries where such relationships exist. Where distributor arrangements do not exist, we sell these products directly to the customer.

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

      In the U.S., we have expanded our efforts to market our cervical cancer screening products through a direct sales organization focused both on the physician, primarily OB-GYN and primary care physicians, and laboratory market segments to optimize awareness and market penetration of our products. Through an alliance with Nelson Professional Sales (“NPS”) begun in late 2000, we targeted the physician market directly for the first time by adding clinician sales representatives on a contract basis, to augment our laboratory sales efforts. The NPS relationship allowed us to quickly establish a selling presence external to the laboratory and has served us well. In April 2002, we terminated the agreement with NPS, simultaneously extended offers of employment to the majority of the physician representatives and created a direct physician sales force as a critical element of our commitment to better focus on the needs of our clinician customers. Concurrent to this effort, we consolidated our laboratory and clinician sales organizations under a single management umbrella to promote efficiency and effectiveness. We also have a team of field based reimbursement specialists who call on U.S. managed care organizations and other third-party payors to achieve maximum reimbursement levels and to further stimulate demand for our products. Where appropriate, we also seek co-marketing agreements with major clinical laboratories to leverage their sales capabilities and more effectively market our products directly to health care providers.

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

Manufacturing

FocalPoint

      We currently assemble, integrate and test the electronic, mechanical and optical components and modules of FocalPoint at our Redmond, Washington facility. Our operations have produced sufficient FocalPoint systems to meet customer demand since we began commercial operations in 1996 and we believe we have sufficient capacity to meet anticipated near-term customer needs for our FocalPoint product.

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

PrepStain

      We currently assemble, test and package components of PrepStain and Prepmate at our manufacturing facility in Burlington, North Carolina. We also manufacture our SurePath preservative fluid and our PrepStain line of reagents and stains for PrepStain at the Burlington facility. We believe that our existing manufacturing and assembly processes are adequate to meet the near-term, full-scale production requirements of our SurePath and PrepStain systems for cervical cancer screening.

      The consumable items used with PrepStain are purchased from a variety of third-party vendors, some of which are sole-source suppliers. We have a multi-year, exclusive contract with a European supplier of manufactured instrument components that are incorporated into our PrepStain product line, which expires in December 2004. Pricing for components is fixed, but is subject to adjustment based upon changes in raw material costs. Our obligation to use this supplier exclusively for the components is contingent upon this supplier supplying us at prices competitive with those offered by third parties on similar terms, and upon this supplier meeting our quality and production requirements. We believe that the supplier has sufficient capacity to meet our present and future requirements for these components through the end of 2004. To address the time beyond that date, we are undertaking development activities, with a U.S. supplier, to ensure uninterrupted supply of PrepStain component parts.

Lean Manufacturing Strategy

      In 2002, we introduced Lean Manufacturing into our organization. Our Lean Manufacturing strategy incorporates process improvement methodologies to eliminate non-value adding activities within the operations area to reduce costs, improve quality and product delivery. The Lean Manufacturing process improvement strategy includes tools such as Value Stream Mapping, One-Piece Flow, Kanban Materials Management and Kaizen implementation methodology. During 2003, value stream driven kaizen events occurred regularly, at a rate of at least one per month. We believe these efforts will continuously serve to remove waste and inefficiencies from our manufacturing processes, resulting in lower costs, improved quality and delivery to our customers.

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

Molecular Diagnostics

      Reagents for our Melastatin detection probe are manufactured by BD. We believe BD has adequate capacity and production capability to satisfy customer demand and technical product requirements. We intend to consider in-house or third-party manufacturing of additional molecular diagnostic reagents that we develop. Our imaging platform hardware will consist primarily of standard, off-the-shelf, components available from a number of different suppliers. Integration of the components, software loading and final testing will be conducted at our manufacturing facility in Burlington, North Carolina.

Our Suppliers

      Several components of our products are supplied by sole-source vendors. Subject to any of our exclusive contractual arrangements, we may seek to establish relationships with additional suppliers for components of our products. If any of our current or future sole-source suppliers are unable to provide an adequate and constant supply of components, we will need to modify any components provided by additional or replacement suppliers for use in our products. We may be unable to quickly establish additional or replacement sources of supply for several of these components. The incorporation of new components, or replacement components from alternative suppliers into our products may require us to submit PMA supplements to, and obtain further regulatory approvals from, the FDA before marketing the products with the new or replacement components. There can be no assurance that we will be able to obtain the necessary approvals.

Manufacturing Standards

      Our manufacturing process is subject to extensive regulation by the FDA, including the FDA’s Quality System Regulation (QSR, also known as Good Manufacturing Practice, or GMP) requirements. As part of the FDA regulatory process, we face periodic FDA inspections and other periodic inspections by U.S. and foreign regulatory agencies. See “Governmental Regulation.” Both the Burlington, North Carolina and Redmond, Washington facilities are subject to periodic FDA inspections. Failure to comply with the FDA’s QSR requirements in the future would materially impair our ability to achieve or maintain commercial-scale production. In addition, if we are unable to maintain full-scale production capability, acceptance by the market of PrepStain, SurePath and FocalPoint would be impaired, which in turn would have a material adverse effect on our business.

      In addition to QSR requirements, we are required to meet requirements relating to ISO 9001 certification, including European regulatory requirements. A European “CE” certification is required to successfully sell PrepStain and FocalPoint in Europe according to certain directives of the European Union. The OEM supplier of the PrepStain instrument components has ISO 9001 certification and has obtained CE certification for the main PrepStain component. In December, we met the essential requirements of the European In Vitro Diagnostic Medical Devices Directive (“IVDD”), which will allow us to add the CE Mark to our products, and we have obtained CE compliance for the entire PrepStain system. The FocalPoint System is certified to EN55022:94/ CISPR 22, Class A, EN 50082-1 92, AS/ NZS2064/ CISPR 11, Class A.

      We obtained ISO 13485 certification at our Burlington, North Carolina facility in 2003. Compliance audits have been routinely conducted at our Burlington, North Carolina facility by a certified ISO auditor, most recently in June 2003 and December 2003. We have no outstanding deficiencies related to these compliance audits. In addition, the Burlington and Redmond manufacturing facilities successfully underwent ISO certification audits in order to comply with Canadian requirements, which became effective on January 1, 2003. Under the Canadian requirements, third-party certification of compliance with ISO 13485 or 13488 and Regulation SOR/980282, as amended, is required and was obtained.

Research and Development

Development of Molecular Diagnostic and Pharmacogenomic Products and Services

      Our research and development programs are currently focused on four major goals:

•	development of molecular diagnostic and pharmacogenomic products and services for malignant melanoma and cancer of the cervix, breast, ovary, and prostate.

•	continued improvement and streamlining of the FocalPoint and FocalPoint GS products;

•	additional enhancement of the PrepStain system, including adjunctive testing using the SurePath preservative solution, improvement of related PrepStain reagents and disposables, and further streamlining and automating the PrepStain slide processor with regard to the preparation and handling process; and

•	development of additional SlideWizard applications with scalable automation capabilities to support our molecular diagnostic programs, as well as the needs of potential strategic partners.

      TriPath Oncology is developing molecular diagnostic and pharmacogenomic products and services for malignant melanoma and cancer of the cervix, breast, and ovary. The goal of this research and development program is to develop products that are designed to identify cancer at its earliest stage and provide individualized diagnostic and prognostic information for patients with cancer. We are also seeking alternative applications for our technologies through internal research and development, as well as through strategic partnerships with other companies.

      We completed the relocation of BD’s molecular oncology program to temporary facilities in North Carolina at the end of December 2001. In January 2002, we signed a multi-year lease for approximately

22,000 square feet of laboratory and office space to principally house our TriPath Oncology operations. This space has been occupied by TriPath Oncology personnel since July 2002.

      We introduced an analyte specific reagent for a laboratory-developed assay for malignant melanoma through our relationship with AmeriPath, Inc., the largest provider of skin pathology services in the United States, and provided technical support for an independent Melastatin clinical utility study conducted through a collaboration between Albany Medical College and AmeriPath. The study was successfully completed in December 2003, and the results were presented by the investigators at the March 2004 Annual Meeting of the USCAP. The study demonstrated that measurement of Melastatin expression using our assay provides independent prognostic information that may be useful in the clinical assessment of melanoma.

      We completed marker discovery for all cancer development programs, including cancer of the breast, cervix, ovary and prostate, and we have completed the transfer of these markers from Millennium. We developed functional prototype assays to evaluate each marker’s clinical performance and completed the selection of the marker panels for our cervical and breast staging assays.

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

      Following gene discovery and initial pre-clinical validation at Millennium, this genomic information was transferred to the TriPath Oncology R&D organization to begin assay development. Our ultimate goal is to change clinical practice, not laboratory practice. As such, our assays are being developed in commercially accepted formats to facilitate rapid laboratory adoption. Our cancer screening assays are being formatted as immunoassay (IA) tests that are capable of detecting and quantifying multiple secreted markers (proteins) in blood. Our staging and prognostic assays will be slide-based utilizing tissue and cytology samples, and will allow for precise quantification of molecular markers (proteins) within the context of tissue and cellular morphology. For the tissue-based assays, we are utilizing a standardized, slide-based immunohistochemistry (IHC) format with colorimetric bright-field detection. IHC has been routinely practiced in histology and cytology labs for many years and most labs are equipped with fully automated staining platforms. For our cell-based assays, we have adapted the IHC protocol into a slide-based immunocytochemistry (ICC) format, also with colorimetric bright-field detection.

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

      We are also leveraging our proprietary imaging technology to develop new collaborations to expand our commercial opportunities. In early 2003, we established a collaborative relationship with BMS in which we provided quantitative tissue-based image analysis in support of a BMS clinical study to assess the pharmacokinetics and pharmacodynamics of one of their targeted oncology therapeutics. We utilized our SlideWizard image analysis platform and proprietary software applications to provide a quantitative assessment of tumor marker expression levels from tissue samples provided by BMS for patients enrolled in a Phase I clinical trial. The data generated by our work was used to evaluate patient response across varied dosing levels based on changes in tumor marker expression levels, both before and after treatment.

Improvement of FocalPoint, FocalPoint GS and PrepStain Products

      Enhancements to both FocalPoint and PrepStain are specifically designed to increase the instruments’ efficiency, ease of use, reliability and cost-effectiveness. This also includes initiatives directed at extending the shelf life of the SurePath and PrepStain lines of reagents and preservatives used with the PrepStain system. We are also continuing to explore alternative uses for adjunctive testing using our SurePath preservative fluid and have sought approval for the use of alternative collection devices in connection with the specimen collection process related to the PrepStain system.

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

      There can be no assurance that any product enhancement or development project that we undertake, either currently or in the future, will be successfully completed, receive regulatory approvals or be successfully commercialized. The failure of any such enhancement or project to be completed, approved or commercialized could prevent us from successfully competing in our targeted markets.

      As of December 31, 2003, we had approximately 75 employees engaged in research and development activities. Our expenditures for research and development were approximately $5.9 million, $7.5 million and $8.9 million for the years ended December 31, 2001, 2002 and 2003, respectively. See additional discussion in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Third-Party Reimbursement

i3 Series

      The vast majority of private third-party medical insurance providers and governmental agencies offer reimbursement for laboratory testing associated with routine medical examinations, including Pap smears as part of a wellness program. In the United States, the level of reimbursement by those third-party payors for wellness testing, including the Pap smear, can vary considerably. However, on average, since the majority of third party payors benchmark coverage and pricing based on Medicare coverage and reimbursement determinations, there has been a general increase in reimbursement amounts paid for cervical cancer screening due to a minimum payment of $14.76 established in 2002 by the Center for Medicare and Medicaid Services (CMS) which administers Medicare. In addition to the minimum established by CMS, subsequent Medicare National Limitation Amount (NLA) pricing for these procedures has created a positive level of increased reimbursement for the newer technologies, including both the PrepStain and the FocalPoint. Successful commercialization of PrepStain and FocalPoint for cervical cancer screening in the United States, and some other countries, will depend on the availability of reimbursement from such third-party payors. Because the up-front costs of using our products are typically greater than the cost of the conventional Pap smear, we have worked to convince third-party payors that the overall cost savings to the health care system, resulting from early detection of cervical cancer and its precursors will more than offset the cost of our products. The Medicare NLA for the various procedures that represent the technologies for cervical cancer screening demonstrates the general revenue potential.

CPT Code	Description	NLA

88164	Cytopathology smears, cervical or vaginal (Bethesda System reporting); manual screening under physician supervision	$14.76
88147	Cytopathology smears, cervical or vaginal; screening by automated system under physician supervision	$15.90
88148	Cytopathology smears, cervical or vaginal; screening by automated system with manual rescreening under physician supervision	$21.23
88142	Cytopathology, cervical or vaginal (any reporting system), collected in preservative fluid, automated thin layer preparation; manual screening under physician supervision	$28.31
88174	Cytopathology, cervical or vaginal (any reporting system), collected in a preservative fluid, automated thin layer preparation; with screening by automated system, under physician supervision	$29.85
88175	Cytopathology, cervical or vaginal (any reporting system), collected in a preservative fluid, automated thin layer preparation; with screening by automated system and manual rescreening, under physician supervision	$37.01

      We have focused on obtaining coverage and reimbursement from major national and regional managed care organizations and insurance carriers throughout the United States. We have a reimbursement team to work with third-party insurers and managed care organizations to establish and improve third-party reimbursement rates for our products. Most third-party payor organizations independently evaluate new diagnostic procedures by reviewing the published literature and the Medicare coverage and reimbursement policies on the specific diagnostic procedures. To assist third-party payors in their respective evaluations of PrepStain and FocalPoint, we provide scientific and clinical data to support our claims of the safety and efficacy of our products. We focus on improved disease detection and long-term cost savings benefits in obtaining reimbursement for PrepStain and FocalPoint for cervical cancer screening.

      To date, the manually screened PrepStain thin-layer slide preparation procedure has achieved near universal coverage from third-party payors, as has the FocalPoint primary screening procedure for conventionally-prepared slides. Since the combined procedures of the PrepStain and FocalPoint, as part of the i3 Series, represent an enhancement over the individual procedures themselves, we had anticipated and have experienced a similar acceptance from third-party payors and a general compliance with the CMS Medicare pricing and coverage determinations. Over the past year, laboratories utilizing the combined PrepStain/FocalPoint i3 Series application have realized positive coverage and reimbursement from the vast majority of the third party payor community demonstrating the added value of the i3 Series for the routine screening for cervical cancer.

      We expect to continue to realize positive reimbursement for our technologies throughout 2004 from the payor community and will work to continue to demonstrate diagnostic and economic value as new performance data is realized and made available. However, there can be no assurance that such favorable reimbursement will continue.

Proprietary Technology and Intellectual Property

      We currently hold over 110 issued or allowed United States patents. We also hold over 100 foreign patents and have applied for patent protection for certain aspects of our technology in various foreign countries. We acquired many of these patents in the merger of AutoCyte Inc. and NeoPath Inc. and the acquisition of the intellectual property and technology of Neuromedical Systems, Inc. We further expanded, and are expanding, our patent portfolio through the acquisition of the intellectual property of Cell Analysis Systems from BD in September 1999 and through our current work undertaken at TriPath Oncology. Our patents cover system components, such as the disaggregation syringe, the PrepStain process, and various aspects of our high-speed image-interpretation technology, as applied to cytopathology and histopathology. Because of the substantial length of time and expense required to bring new products through development and regulatory approval to the marketplace, we rely on a combination of patents, trade secrets, copyrights and confidentiality agreements to protect our proprietary technology, rights and know-how. We intend to continue to pursue patent protection where it is available and cost-effective, both in the United States as well as in other countries. Most of our existing United States and foreign patents will expire between 2012 through 2019. A few of our foreign patents expired in 2003. There can be no assurance, however, that the claims allowed in any of our existing or future patents will provide competitive advantages for our products, or will not be successfully challenged or circumvented by our competitors.

      Our molecular oncology program focuses on developing and commercializing diagnostic and pharmacogenomic tests to improve the early detection and clinical management of cancer. The core products we are developing will be based upon proprietary genomic and proteomic markers identified through discovery research, conducted at Millennium, under its research and development agreement with BD. We have sublicensed certain of BD’s rights to the proprietary markers. We are working to identify and clinically validate novel molecular marker panels, which will be used in developing molecular assays which will produce molecular profiles descriptive of clinical phenotype and patient outcome. Multiple genes have now been identified for each of our oncology programs, and it is the unique combination of the genetic markers that we believe will allow us to develop tests to improve the early detection of cancer and provide more individualized prognostic information for patients diagnosed with cancer. We will seek U.S. and foreign patent protection for the molecular marker panels that we discover and other inventions based on the markers and our product development process. We cannot be sure that our products or technologies do not infringe patents that may be granted in the future pursuant to pending patent applications or that our products do not infringe any patents or proprietary rights of third parties or that all of our issued patents are valid.

      Under current law, patent applications in the United States and in foreign countries are generally maintained in secrecy for a period after filing. The right to a patent in the United States is attributable to the first to invent, not the first to file a patent application.

      We have registered trademarks in the United States for AutoCyte®, AutoCyte Quic®, AutoPap®, CytoRich®, ImageTiter®, PrepMate®, SlideWizard®, and TriPath Imaging®. We have pending U.S. trademark applications for i3 SeriesTM, FocalPointTM, PrepStainTM, SurePathTM, TriPath Care TechnologiesTM, and TriPath OncologyTM. Foreign registrations are maintained for several of our trademarks in Australia, Canada, Chile, China, the European Union, Finland, Hong Kong, Indonesia, Israel, Japan, Malaysia, Norway, the Russian Federation, Singapore, South Africa, Sweden, Switzerland, Taiwan, Thailand and the United Kingdom. We have pending foreign trademark applications FocalPointTM, i3 SeriesTM, PrepStainTM, SurePathTM, and TriPath Care TechnologiesTM. In addition to trademark activity, we issue a copyright notice on all of our documentation and operating software. There can be no assurance that any trademarks or copyrights that we own will provide competitive advantages for our products or will not be challenged or circumvented by our competitors.

Competition

Commercial Operations

      The cervical cancer screening market is comprised of the conventional Pap smear process and certain technologies that have been introduced in recent years or are currently under development to provide improvements over the conventional Pap smear process. Our competitors in the development and commercialization of alternative cervical cancer screening technologies include both publicly traded and privately held companies. Alternative technologies known to us have focused on improvements in slide sample preparation, the development of automated, computerized screening systems and adjunctive testing technologies. Nevertheless, some competitors’ products have already received FDA approval and are being marketed in the United States. In addition, one of our competitors has greater financial, marketing, sales, distribution and technical resources than us, and more experience in research and development, clinical trials, regulatory matters, customer support and marketing.

      We believe that our products compete on the basis of a number of factors, including slide specimen adequacy, screening sensitivity, ease of use, efficiency, cost to customers and performance claims. We believe a fully automated solution incorporating collection, preparation, staining, and computerized imaging for liquid based thin-layer preparations is required for sustaining our competitive advantage. While we believe that our products will have competitive advantages based on some of these factors, there can be no assurance that our competitors’ products will not have competitive advantages based on other factors, including earlier market entry and scale, which may adversely affect market acceptance of our products. Moreover, there can be no assurance that we will be able to compete successfully against current or future competitors or that competition, including the development and commercialization of new products and technologies, will not have a material adverse effect on our business. Our products could be rendered obsolete or uneconomical by technological advances of our current or potential competitors, the introduction and market acceptance of competing products, or by other alternative approaches for cervical cancer screening.

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

      In addition, in October 1996, Cytyc originally announced a non-exclusive co-marketing agreement (subsequently made exclusive) with Digene Corporation. In September 1997, the FDA approved PMA supplements submitted by Cytyc and Digene enabling testing for HPV directly from Cytyc’s ThinPrep process cell suspension. In January 2003, we began working with Digene on a PMA supplement application for use of our SurePath cell suspension with Digene’s HPV test in the United States. In July 2002, Digene informed us that it had received a “not approvable” letter from the FDA for its PMA supplement application to use our SurePath test pack as a specimen collection medium for its Hybrid Capture® 2 (hc2) HPV DNA Test. We are working with Digene and have taken a leadership role in discussions with the FDA to resolve and respond to the issues identified in the letter. We remain hopeful that resolution of the issues identified by the FDA will not significantly alter our expectations for submission to the FDA in mid-2003. Failure to obtain this approval, however, will likely impact our ability to compete in the liquid-based Pap smear testing market. In Europe, our SurePath product is already in routine use with Digene’s HPV test.

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

      In February 2002, Cytyc and Digene announced their intention to merge. The proposed transaction was subject to review by the U.S. Federal Trade Commission (FTC) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. On June 24, 2002 the FTC authorized staff to seek a preliminary injunction to block the merger. Cytyc subsequently terminated its merger agreement with Digene on July 1, 2002.

      We also face several competitors, or potential competitors, in the imaging field. To date, the FocalPoint system is the only FDA-approved device for the automated primary screening of PrepStain, thin-layer and conventional Pap smear slides. In June 2003, however, Cytyc announced that it had received approval from the FDA for commercialization of its ThinPrep Imaging System, an interactive computer system that is designed to assist cytotechnologists in the primary screening and diagnosis of its thin-layer slides. We are currently engaged in litigation with Cytyc, as to whether its ThinPrep Imaging System infringes certain of our patents. See Item 3 — “Legal Proceedings” below. Other competitors include ChromaVision Medical Systems, Inc., which develops, manufactures and markets an automated cellular imaging system to assist in the detection, diagnosis and treatment of cellular diseases such as cancer and infectious disease, and Applied Imaging Corporation, which develops and markets automated genetic testing systems and imaging systems used in cancer pathology and research which are capable of sending digital images electronically for remote review and consultation. In 2002, ChromaVision entered into an agreement with Ventana Medical Systems, Inc., to co-market their imaging device with Ventana’s test for detection of HPV in slides prepared from cervical smears.

TriPath Oncology

      Competition in the field of cancer diagnostic products continues to be concentrated in a few areas and is expected to further intensify. Aside from mammography screening for breast cancer, the in vitro cancer diagnostics market consists primarily of tumor marker immunoassays. The cancer immunoassay market encompasses a number of blood-based tumor marker tests that are utilized extensively to assess therapeutic response and monitor for disease recurrence but have limited applications for screening due to their lack of sensitivity and specificity. Currently, prostate specific antigen (PSA) is the only blood based tumor marker that is universally utilized for cancer screening. Among the companies competing in the tumor marker immunoassay market are Abbott Diagnostics, Bayer Diagnostics, Roche Diagnostics, Ortho Clinical Diagnostics, Beckman-Coulter and Dade-Behring.

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

      In addition to immunoassay-based tests, we believe the staging, prognosis and prediction of outcomes will also be heavily influenced by the assessment of special stains utilizing immunohistochemical (IHC) and in situ hybridization techniques on tissue specimens. The primary companies currently competing in this area are Dako Corporation and Ventana Medical Systems, Inc. Both companies specialize in automated IHC staining instrumentation and offer a wide range of validated IHC tumor markers.

      We also have several competitors with competing technology in the molecular diagnostics field. TriPath Oncology faces a host of competition from companies such as Roche Diagnostics, Abbott Laboratories, EXACT Sciences Corporation, Correlogics Systems, Inc., Genomic Health, Ciphergen, Celera Diagnostics, and Bayer Diagnostics, all of which have announced active programs in this area. There can be no assurance that these or other competitors will not succeed in developing technologies and products that are more effective, easier to use or less expensive that those which we currently offer or are developing, or that would render our technology and products obsolete. In addition, these or other competitors may succeed in obtaining FDA and other regulatory clearances and approvals of their products that we are unable to obtain or more rapidly than we can.

Government Regulation

      The manufacture and sale of our medical diagnostic devices is subject to extensive governmental regulation in the United States and in other countries where we sell our products. In addition, our research and development activities in the United States are subject to various health and safety, employment and other laws and regulations.

United States FDA Approval

      PrepStain and FocalPoint are regulated for cervical cytology applications in the United States as medical devices by the FDA under the Food, Drug and Cosmetic Act, or the FDC Act, and require pre-market approval by the FDA prior to commercial distribution. In addition, certain modifications to the design, performance, manufacturing process or labeling of medical devices are subject to FDA review and approval before marketing. Pursuant to the FDC Act, the FDA regulates the pre-clinical and clinical testing, manufacture, labeling, distribution, record keeping, reporting, sales, marketing, advertising and promotion of medical devices in the United States. The FDA also regulates the import and export of medical devices. Noncompliance with applicable requirements, including good clinical practice requirements and QSR requirements, can result in the suspension or withdrawal of authorization of clinical studies, the refusal of the government to grant pre-market approval for devices, suspension or withdrawal of clearances or approvals, total or partial suspension of production, distribution, sales and marketing, fines, injunctions, civil penalties, recall or seizure of products, and criminal prosecution of a company, its officers and employees.

      Medical devices are classified into one of three classes, Class I, II or III, on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (e.g., labeling and adherence to FDA-mandated quality system requirements, including QSR, and, in some cases, pre-market notification or 510(k) clearance. Class II devices are subject to general controls including, in most cases, pre-market notification, and special controls (e.g., performance standards, patient registries and FDA guidelines). Generally, Class III devices are those that must receive pre-market approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices) and also includes “new” devices that were not on the market before May 28, 1976 and for which the FDA has not made a finding of “substantial equivalence” based on a pre-market notification. Class III devices usually require clinical testing that demonstrates the device is safe and effective, and must have FDA approval prior to marketing and distribution. The conduct of clinical studies is subject to FDA regulations, including requirements for institutional review board approval, informed consent, record keeping, and reporting. Our PrepStain and FocalPoint products, when intended for gynecological use, are regulated as Class III medical devices. In addition, the FDA has developed special rules for in vitro diagnostic devices, including restrictions on the sale, distribution, promotion and use of ASRs. Products that we develop now and in the future may be subject to these and other applicable FDA regulations.

      Device manufacturers are required to register their establishments and list their devices with the FDA and to provide periodic reports containing information on safety and effectiveness. The FDC Act requires that medical devices be manufactured in accordance with the FDA’s QSR requirements. PrepStain and FocalPoint and any other products that we manufacture or distribute pursuant to an approved PMA application and any supplements, or pursuant to 510(k) clearances, or as ASRs, are and will be subject to pervasive and continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experience with the use of the device. We have established and maintain a system for tracking FocalPoint and PrepStain systems through the chain of distribution and conduct post-market surveillance, including the filing of medical device reports (MDRs), where appropriate. We are also required to report to the FDA about corrections to our device products and about any market removals. Product labeling and promotional activities are also subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. We and our distributors may only promote products for their approved indications. In this regard, violations of promotional requirements may, in addition to implicating violations of the FDC Act, also involve violations of the False Claims Act, the Medicare and Medicaid “anti-kickback” laws, and any other laws that the government may utilize to enforce these and related requirements. In addition to the government bringing claims under the Federal False Claims Act, qui tam, or “whistleblower,” actions may be brought by private individuals on behalf of the government. If the FDA requires us to make modifications to our product labeling in the future, these changes may adversely affect our ability to market or sell PrepStain, FocalPoint or any of our other products.

      To this end, we are subject to both routine and directed inspections by the FDA for compliance with regulations with respect to control activities, manufacturing, testing, distribution, storage, product labeling and promotions activities. We have been periodically inspected by the FDA at both our Burlington, North Carolina and Redmond, Washington facilities. In 2003 we underwent routine inspections at both our Redmond and Burlington facilities, while in 2002, we were inspected at our Burlington facility with respect to our advertising and promotional activities, our manufacturing activities relative to a contemplated move of PrepMate manufacture from our Redmond to our Burlington facility and other aspects of our manufacturing operations. All of these inspections were concluded in 2003 without material adverse results.

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

      In the future, the Company may seek FDA approval of medical products other than medical diagnostic devices. The regulatory requirements for these products are similar in scope to the requirements described above for medical devices, particularly with respect to the need for, and the degree of FDA oversight of, pre-market approval, manufacturing, promotion, sale and post-market reporting.

Clinical Laboratory Improvement Act of 1988 and State Laboratory Laws

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

      Our products are subject to a variety of regulations in Europe, including the European Union. In vitro medical devices, including the SurePath, PrepStain and FocalPoint systems, must now comply with the EU’s In-Vitro Diagnostic Medical Devices Directive also known as IVDD. The IVDD was published in the Official Journal of European Communities in December 1998. The EU member states were required to implement the IVDD into national law by December 1999. A transition period, which ended December 6, 2003, applies to all devices placed on the market in the EU. By the end of this transition period, our products were required to comply with the requirements of the IVDD and member-state local language requirements. At such time, products not bearing the CE mark would have been prohibited from being commercially distributed in EU member countries. In addition, member states may have continued to restrict or prohibit the marketing of CE-marked devices pursuant to the safeguard clause of the IVDD if the member state determines a particular device may compromise the health and/or safety of patients or users. In December 2003, we announced that we met the essential requirements of the IVDD, which allows us to add the CE mark to our products.

      Other European countries may enact national laws that would conform to the IVDD. Member states of the EU and the European Economic Area may enact requirements in addition to those imposed by the IVDD. Some European countries have established national regulations relating to in vitro diagnostic medical devices. EU directives and national laws impose requirements for electrical safety and electromagnetic compatibility that apply to the PrepStain system, PrepMate, and the FocalPoint system. We have performed the requisite testing procedures and related documentation to apply the European CE mark to the FocalPoint, PrepStain and PrepMate systems. We cannot guarantee that the FocalPoint system or any other product we may develop will receive any required regulatory clearance or approval on a timely basis, if at all.

      In addition, Canadian regulations have similar, but distinct, requirements as those noted for the EU’s IVDD which also became effective January 1, 2003. We undertook and achieved compliance with those requirements.

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

Employees

      As of December 31, 2003, we employed approximately 280 people on a full-time basis. We believe that relations with our employees are good. None of our employees are party to a collective bargaining agreement.

Item 1A. Executive Officers of the Registrant

      Our current executive officers are as follows:

Name	Age	Position

Paul R. Sohmer, M.D.	55	President, Chief Executive Officer and Chairman of the Board
Stephen P. Hall	53	Senior Vice-President, Chief Financial Officer
Ray W. Swanson	48	Senior Vice-President, Commercial Operations
Johnny D. Powers, Ph.D.	42	Senior Vice-President and General Manager, TriPath Oncology

      Paul R. Sohmer, M.D. has served as our Chairman of the Board of Directors since November 2000, and as our President and Chief Executive Officer since June 2000. Prior to joining us, Dr. Sohmer served as the President and Chief Executive Officer of Neuromedical Systems, Inc., a supplier of cytology screening and anatomic pathology diagnostic equipment and services to laboratories, from 1997 through 1999. From 1996 until 1997, Dr. Sohmer served as President of a consulting firm which he founded. From 1993 to 1996, he served as President and Chief Executive Officer of Genetrix, Inc., a genetic services company based in Scottsdale, Arizona. From 1991 through 1993, Dr. Sohmer was the Corporate Vice-President of Professional Services and President of the Professional Services Organization for Nichols Institute, a clinical laboratory company, where he was responsible for sales, marketing, information systems, logistics, and clinical studies. From 1985 until 1991, Dr. Sohmer served as the President and Chief Executive Officer of Pathology Institute in Berkeley, California, during which time he founded and served as Medical Director of the Chiron Reference Laboratory. Dr. Sohmer received a B.A. degree from Northwestern University and an M.D. from Chicago Medical School.

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

      Ray W. Swanson has served as our Senior Vice-President of Commercial Operations since May 2001. Prior to joining us, he served as General Manager of e-Business for Dade-Behring, one of the world’s largest clinical diagnostics companies. Mr. Swanson held a number of senior management positions at Dade Behring and its predecessor companies since 1987. From 1997 to 1999, he was the general manager responsible for the introduction and market development of Dade-Behring’s platelet function business. As President of Dade-Behring’s Japanese subsidiary from 1994 to 1997, he was a member of the management team that purchased Baxter International’s diagnostics businesses and created Dade International as a privately held, stand-alone company. Prior to 1987, he held positions with Johnson and Johnson, American Hospital Supply Corporation, Solvay (a global chemical and pharmaceutical company) and Washington University School of Medicine’s Department of Anatomy and Neurobiology. Mr. Swanson has B.S. and M.S. degrees in zoology from Eastern Illinois University and an MBA from the University of Iowa.

      Johnny D. Powers, Ph.D. is our Senior Vice-President and General Manager of TriPath Oncology. He previously served as Vice-President and General Manager of TriPath Oncology since July 2002. From November 2001 to June 2002, Dr. Powers served as our Vice-President of Manufacturing Operations and Product Development in our Commercial Operations segment. Prior to joining us, he held a number of senior management positions at Ventana Medical Systems, Inc., most recently serving as Vice-President and General Manager of Manufacturing Operations. Prior positions held at Ventana include Vice-President and General Manager of Worldwide Strategic Marketing and Vice-President of the Molecular Diagnostics Business Unit. Prior to 1996, Dr. Powers held various management positions at Organon Teknika Corporation, including Director of BioManufacturing and Manufacturing Technologies. Dr. Powers has a B.S. degree in Chemistry from Wake Forest University, a M.S. degree in Chemical Engineering from Clemson University, a Ph.D. in BioChemical Engineering from North Carolina State University and an MBA from Duke University.

Item 2.	Properties

      We currently lease a total of 43,000 square feet of space devoted primarily to our Commercial Operations manufacturing, warehousing, administrative, research and development and engineering functions at 780 Plantation Drive, Burlington, North Carolina under a seven-year lease expiring in August 2005. The lease is renewable for additional terms at our discretion. In 2003, we renegotiated our Redmond, Washington lease in order to reduce office and manufacturing space leased. We now lease approximately 51,000 square feet of office and manufacturing space in Redmond, Washington under operating leases. Of the total space rented in Redmond, the leased 21,000 square feet expires in January 2008. We sublease the remaining approximately 30,000 square feet as sub-lessor, the lease for which expires in December 2004 with no further obligation to us. We also currently lease approximately 10,000 square feet to serve as educational and corporate office space at 1111 Huffman Mill Road in Burlington, North Carolina under a three-year lease expiring in November 2004. We also lease office space in Brussels, Belgium, under an operating lease expiring in August 2007. We lease approximately 22,100 square feet near the Research Triangle Park area, in Durham, North Carolina devoted primarily to the activities of TriPath Oncology. This lease has a seven-year term expiring in May 2009. We are currently analyzing the best leasing alternatives for our future manufacturing space requirements in Burlington, North Carolina. We believe that our facilities and other available office space will be adequate for our current and future planned needs.

Item 3.	Legal Proceedings

      We and Cytyc compete in our sale of our FocalPoint and Cytyc’s sale of its ThinPrep Imaging System. We believe Cytyc’s ThinPrep Imaging System infringes our patents and, on June 16, 2003, we filed a lawsuit in the United States District Court for the Middle District of North Carolina seeking damages and injunctive relief to stop such infringement. On July 24, 2003, Cytyc filed its answer in the North Carolina court, which included counterclaims seeking a declaration that our patents are invalid and that its ThinPrep Imaging System does not infringe our patents. On October 30, 2003, the Court in this action issued an order transferring this case to the United States District Court for the District of Massachusetts.

      On June 16, 2003, Cytyc filed an action in the United States District Court for the District of Massachusetts seeking a declaration that our patents are invalid and that its ThinPrep Imaging System does not infringe our patents. Cytyc is not claiming in either of its actions that our FocalPoint or any of our other products infringe any of its patents. On October 30, 2003, our motion to dismiss Cytyc’s complaint on jurisdictional grounds was denied without any findings on the merits of the case. Accordingly, on November 10, 2003, we filed our answer to Cytyc’s complaint, which included a counterclaim for infringement of our patents by Cytyc’s ThinPrep Imaging System.

      On January 5, 2004, the district court in Massachusetts entered an order consolidating the North Carolina and Massachusetts lawsuits into a single action. The consolidated case is currently in the discovery phase and no trial date has been set. We anticipate that a trial will be scheduled sometime in 2005 based on the current case schedule. At this time, because of the early stage of the case, we are unable to predict its ultimate outcome. Similarly, we are unable to predict the potential effect on our business and results of operations that any outcome may ultimately have.

      The case number for the action transferred from North Carolina to Massachusetts is 1:03-CV- 12630-DPW and the case number for the consolidated Massachusetts action is 1:03-CV-11142-DPW. The case numbers are for reference only and the corresponding pleadings are expressly not incorporated into this document by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2003.

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

	High	Low

Year ended December 31, 2002:
First Quarter	$8.27	$3.84
Second Quarter	$5.82	$3.36
Third Quarter	$4.38	$1.50
Fourth Quarter	$3.75	$1.60

Year ended December 31, 2003:
First Quarter	$4.49	$2.15
Second Quarter	$7.70	$3.47
Third Quarter	$9.69	$5.71
Fourth Quarter	$10.00	$7.30

      On March 10, 2004, the last reported sales price of the Common Stock on the Nasdaq National Market was $9.21 per share. As of March 10, 2004, there were 37,940,284 shares of our Common Stock outstanding, which were held by approximately 340 Common Stockholders of record.

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

      The selected consolidated financial data presented below should be read in conjunction with Item 7. — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

	Year Ended December 31,

	1999	2000	2001	2002	2003

	(in thousands, except per share data)
Statement of Operations Data(3):
Revenues	$18,466	$32,652	$27,017	$37,485	$53,764
Gross profit	8,098	16,529	13,921	22,563	35,387
Research and development(1)	12,258	9,629	7,828	10,259	14,295
Selling, general and administrative	17,724	23,867	28,777	30,786	30,011
Operating loss	(33,251)	(16,967)	(22,684)	(18,482)	(8,919)
Net loss	$(32,557)	$(17,369)	$(21,680)	$(18,064)	$(8,538)

Net loss per Share (basic and diluted)(2)	$(1.17)	$(0.60)	$(0.61)	$(0.48)	$(0.23)

Weighted-average shares outstanding(3)	27,819	29,137	35,467	37,438	37,626

	December 31,

	1999	2000	2001	2002	2003

	(in thousands)
Balance Sheet Data(3):
Cash, cash equivalents and short-term investments	$13,962	$54,340	$55,976	$32,571	$20,954
Working capital	17,338	62,316	62,898	38,837	33,446
Total assets	58,874	97,471	96,748	73,951	65,928
Long term obligations	1,117	3,760	5,001	220	8
Total stockholders’ equity	$47,025	$80,774	$77,291	$59,177	$52,371

(1)	Includes regulatory expenses.

(2)	See Note 2 of Notes to our financial statements for information concerning the computation of net loss per share and shares used in computing net loss per share.

(3)	The selected consolidated financial data has been restated to reflect the pooling transaction that occurred on September 30, 1999.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

      The discussion included in this section contains contain forward-looking statements based on current expectations of our management. Generally, those forward-looking statements use words like “expect,” “believe,” “continue,” “anticipate,” “estimate,” “may,” “will,” “could,” “opportunity,” “future,” “project,” and similar expressions. Such statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The forward-looking statements include those made in the section entitled “Outlook” below, as well as statements about our: projected timetables for the pre-clinical and clinical development of, regulatory submissions and approvals for, market introduction and commercialization of our products and services; our expected future revenues, operations and expenditures; and our projected cash needs and the future of the markets in which we participate.

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

      Certain factors, among others, that could cause our actual results to differ materially from what is expressed in those forward looking statements include the following: we may be unable to successfully develop and commercialize the diagnostic oncology products and services being developed by TriPath Oncology; our products may not receive regulatory approval when we expect, if at all; our products may not be accepted by the market to the extent we expect; we may be unable to establish and maintain licenses, strategic collaborations and distribution arrangements; implementation of the new CPT codes may not have the financial impact we expect; we may lack the financial resources necessary to further develop our marketing and sales capabilities domestically and internationally or to expand our manufacturing capability; we may be unable to comply with the extensive domestic and international governmental regulatory approval and review procedures to which the manufacture and sale of our products are subject, or lack the financial resources to bear the expense associated with such compliance; we may be unable to obtain and maintain adequate patent and other proprietary rights protection of our products and services; competition and technological change may make our products or potential products and technologies less attractive or obsolete; we may incur greater expenses than we expect with our clinical trials or they may take longer to complete than we expect; our promotional discounts, sales and marketing programs and strategies may not have their expected effect. These factors and others are discussed in more detail in Exhibit 99.1 “Factors Affecting Future Operating Results” to this Form 10-K, which is incorporated into this item by this reference.

Overview

      We create solutions that redefine the early detection and clinical management of cancer. Specifically, we develop, manufacture, market, and sell proprietary products for cancer detection, diagnosis, staging, and treatment selection. We are using our proprietary technologies, and expertise to create an array of products designed to improve the clinical management of cancer. We have developed and marketed an integrated solution for cervical cancer screening and other products that deliver image management, data handling, and prognostic tools for cell diagnosis, cytopathology and histopathology. We have created new opportunities and applications for our proprietary technology by applying recent advances in genomics, biology, and informatics to our efforts to develop new molecular diagnostic and pharmacogenomic products and services for cancer of the cervix, breast, ovary, and prostate.

      We are organized into two operating units: (1) Commercial Operations, through which we manage the market introduction, sales, service, manufacturing and ongoing development of our products; and (2) TriPath Oncology, our wholly-owned subsidiary through which we manage the development of molecular diagnostic and pharmacogenomic products and services for cancer.

      Our Commercial Operations is a commercial engine organized to grow sales, drive margin and generate cash. TriPath Oncology is the development engine of a broad based gene discovery program created to develop new molecular diagnostic and pharmacogenomic products for the early detection and clinical management of cancer. Our revenues are, by-and-large, generated today through our Commercial Operations from the sale of our cervical cytology screening products. Although we do not expect that the products and services that we are developing in TriPath Oncology will materially impact revenues in 2004 and 2005, we do believe that beginning in 2006 that sales related to products developed by TriPath Oncology may significantly impact on our growth going forward.

Commercial Operations

      We currently generate revenue from the sale, rental and lease of PrepStain systems and from the sale of the related SurePath and PrepStain test kits, comprised of proprietary reagents and other disposables. We also generate revenue from the direct sale of FocalPoint systems and from the placement of FocalPoint systems under fee-per-use contracts. Additionally, we generate revenue from service contracts on PrepStain and FocalPoint systems. Finally, we generate revenue from the sale and rental of our SlideWizard line of products and from service contracts on these products.

      Our marketing strategy is focused on providing solutions that address the unmet needs of our three broad market stakeholders: clinical laboratories, clinicians and third-party payors. We direct our marketing resources toward various initiatives designed to promote brand identification and awareness, increase market acceptance of our products and services and enhance product management. We have expanded our presence in the marketplace through increased advertising and promotion, company-sponsored seminars and trade shows, and peer selling activities. An important element of our marketing strategy is to achieve broad market acceptance of our integrated product consisting of our PrepStain thin-layer slides for cervical cancer screening by the FocalPoint system.

TriPath Oncology

      Our TriPath Oncology business focuses on developing molecular diagnostic and pharmacogenomic products for malignant melanoma and cancers of the cervix, breast, ovary, and prostate.

      The goal of our molecular oncology program is to use new discoveries in genomics and proteomics research to develop and commercialize diagnostic and pharmacogenomic products and services to improve the early detection and clinical management of certain types of cancer. We have active programs in development seeking to create tests to identify individuals with certain types of cancer at the earliest possible stage of the disease, provide individualized predictive and prognostic information, guide treatment selection for patients with cancer, and predict disease recurrence. The core products and services we are developing will be based upon genomic and proteomic markers identified through discovery research conducted at Millennium under its research and development agreement with BD.

      We are also leveraging our proprietary imaging technology in an effort to develop new collaborations to expand our commercial opportunities. In early 2003, we entered into an agreement with BMS to provide quantitative tissue based image analysis in support of their oncology therapeutics programs targeted at treating epithelial cancers including cancer of the cervix, breast and colon.

      TriPath Oncology is not expected to generate any significant revenue until 2006, and, consequently, will continue to incur expenses in excess of revenues generated.

Challenges

      As we enter 2004, the challenges and risks we face are familiar on some fronts and new on others. Some historical challenges and risks that still face us in 2004 include the competitive pressure from Cytyc Corporation. We have made measurable strides in the cervical cytology marketplace this past year, but we have more ground to gain. Balancing existing cash reserves against effective marketing and selling programs continues to be one of our prime areas of focus. Additionally, successful movement of three product offerings through the clinical trial and FDA approval processes is a challenge we face in 2004. If we are able to obtain FDA approval for (i) our FocalPoint GS system, (ii) use of our SurePath product with alternate collection devices and (iii) use of our preservative solution to collect specimens for use in Digene’s Hybrid Capture HPV test, we will have additional opportunities to address the cervical cytology market competitively.

      The new challenges and risks that we will face in 2004 primarily reflect the progress we have made in our molecular diagnostics development programs, to date, and the fact that some of these programs will now move into the next stages of development and commercialization. In 2003, we completed the marker discovery for all of cancer development programs, including cancer of the breast, cervix, ovary, and prostate and completed the transfer of breast staging, cervical staging, ovarian screening and breast screening markers. We made significant progress in translating the cervical, breast, and ovarian markers into assay reagents, and developed functional prototype assays to evaluate each marker’s clinical performance. In 2004, we face the challenge of optimizing our cervical and breast staging assays, release of the resultant assays for external research, and initiation of the process to gain regulatory approval for the sale of these assays. We also face the challenges and risks associated with selection of the final marker panel for screening for ovarian cancer, for continuing clinical studies related to our melanoma staging product, and for preparation of our facilities and operations for manufacture of the molecular diagnostic products that we are developing.

Results of Operations

      Our reported operating results are affected by a number of critical accounting policies, which are described below in the section titled “Critical Accounting Polices.” Certain reclassifications have been made to research and development expenses and general and administrative expenses for 2002 and 2001 to maintain consistency with 2003 results.

Years ended December 31, 2003 and 2002

      Revenues. Total revenues for the year ended December 31, 2003 were $53.8 million, a 43.4% increase from revenues of $37.5 million for 2002. Compared with 2002, this net increase in total revenues was primarily due to (i) an increase in reagent sales of $14.3 million, or 57.8%, (ii) a net increase in instrument sales of $1.0 million, or 15.9% and (iii) a net increase of $963,000 in other revenues, which consisted primarily of fee-per-use sales, service on system placements, sales of non-instrument related SlideWizard products, revenues at TriPath Oncology and various international consumable products, and freight.

      In 2003, reagent sales increased $14.3 million worldwide compared with 2002. Domestic sales of our SurePath and PrepStain reagents increased $12.5 million, or 70.0%, while international sales increased $1.8 million, or 25.7%. As a percentage of total revenues, reagent and disposable sales increased from 66.0% in 2002 to 72.6% in 2003. Net realized revenue per test in 2003 increased 11% from 2002, and we acquired in excess of 80 new SurePath consumable domestic customers during the year.

      Sales of instruments increased $1.0 million, or 15.9%, during 2003 compared to 2002. Worldwide sales of PrepStain instruments for preparation of thin-layer slides for the Sure Path liquid based Pap test increased by approximately $1.9 million, or 117.0%, during 2003, including a domestic increase of $295,000, or 52.6%. Revenues related to PrepStain instruments increased $1.6 million, or 152.1%, internationally compared with 2002. This increase was seen most notably in England, but also in Europe and Asia as our distributors ordered more instruments to meet developing demand. We placed 103 PrepStain instruments domestically and 64 internationally during 2003. This compares with 76 domestic PrepStain units and 39 international units in 2002. There were no PrepStain instrument placements under third party financed IPO agreements in either 2002 or 2003. Worldwide sales of FocalPoint systems, net of a partially offsetting increase of $284,000 in revenue from systems placed under rental agreements, decreased approximately $322,000 during 2003. Domestically, FocalPoint system revenues increased $626,000, primarily due to the sale of instruments to Kaiser Permanente earlier in 2003, while internationally these revenues decreased $1.2 million, primarily due to decreased sales in Asia. In 2003 we placed 17 domestic units and 4 international units. This compares with 11 domestic units in 2002 and 16 international units in 2002. Revenues recorded for SlideWizard system sales decreased $505,000 between 2003 and 2002. We placed 8 SlideWizard units in 2003 compared with 19 in 2002.

      Other revenues, consisting primarily of fee-per-use sales, service on system placements, sales of non-instrument related SlideWizard products, revenues at TriPath Oncology, and various international consumable products and freight increased approximately $963,000 during 2003, mostly attributable to FocalPoint fee-per-use revenue, service and freight. FocalPoint fee-per-use revenues increased $218,000 in 2003 compared to 2002, while service revenues worldwide increased $403,000 over 2002. Freight and royalty revenues also increased $222,000 from 2002 to 2003. Revenues recorded at TriPath Oncology increased $133,000 from 2002 to 2003. We saw a slight decline in sales of non-instrument related SlideWizard revenues of $126,000. Other net increases were $113,000.

      Gross Margin. Gross margin improved significantly from 60.2% in 2002 to 65.8% in 2003. Gross margin increased as the result of continued growth in higher margin reagent and disposable sales, higher product prices to new accounts, the gradual phase out of third-party leasing agreements, and the introduction of lean-based efficiencies in our manufacturing operations.

      Research and Development. Research and development expenses include salaries and benefits of scientific and engineering personnel, testing equipment, relevant consulting and professional services, components for prototypes and certain facility costs. Consolidated research and development expenses for 2003 were $8.9 million, a 17.6% increase from $7.5 million in 2002. Our TriPath Oncology segment incurred research and development expenses of $5.8 million and $6.6 million for 2002 and 2003, respectively, an increase of 13.4%. These expenditures, reflect the redirection of all imaging research and development activities to the development of instrument platforms for our molecular diagnostic programs and the incremental expenses related to the development of our molecular diagnostic markers, reagents and assays. The increase reflects the ramp of activity as marker selection and assay development activities continued for selected cancer targets. Our Commercial Operations segment incurred research and development expenses of $1.7 million and $2.3 million in 2002 and 2003, respectively, an increase of 31.5%. These expenditures reflect research activity related to the i3 Series product line and to activities related to developing knowledge and manufacturing capabilities for new molecular tests that we are developing, which are to be manufactured by our Commercial Operations segment. We believe that our research and development expenses will continue to increase in both segments as we continue to develop and commercialize products. The research and development expenses related to TriPath Oncology for 2003 and 2002 include $2.5 million per year of amortization, against expense, of a deferred research and development credit arising out of the accounting from our collaboration with BD. We accounted for this transaction in accordance with Statement of Financial Accounting Standard No. 68, “Research and Development Arrangements”. We began amortizing the credit in August 2001 and continued the amortization at $206,600 per month against research and development expenses through January 2004.

      Regulatory. Regulatory expenses include salaries and benefits of regulatory and quality personnel, costs related to clinical studies and submissions to the FDA and foreign counterparts, and relevant consulting services. Regulatory expenses for the year ended December 31, 2003 were $5.4 million, representing a 99.4% increase from approximately $2.7 million in 2002. This change was primarily attributable to the activities surrounding several clinical trials, particularly the FocalPoint GS and Alternative Collection Device (ACD) trials, and to efforts surrounding compliance with the European IVDD. These expenses will likely decrease somewhat in 2004 as the FocalPoint GS and ACD clinical trials end. However, there will be costs earlier in 2004 related to our clinical trial to support a submission to the FDA for approval for HPV testing using the Digene Hybrid Capture® HPV Test on cells collected using our SurePath Test Pack. Also in 2004, we intend to initiate the process to gain regulatory approval and clearance of our cervical and breast staging assays being developed by TriPath Oncology and the imaging platform to which these assays may be linked. Later in 2004 we expect to initiate clinical trials related to our cervical staging assay. These activities will add some costs, particularly in the latter part of 2004. From a segment perspective, regulatory expenses were $4.7 million in the Commercial Operations segment in 2003, compared with $2.2 million in 2002 while there were $671,000 of regulatory expenses incurred by the TriPath Oncology segment in 2003 versus $519,000 in 2002.

      Sales and Marketing. Sales and marketing expenses include salaries and benefits of sales, marketing, sales support and service personnel, and their related expenses, as well as non-personnel-related expenses related to marketing our products. Sales and marketing expenses for the year ended December 31, 2003 were $18.3 million, including $1.0 million of expenses related to TriPath Oncology and $17.3 million of expenses related to Commercial Operations. This represented a 7.7% decrease overall from $19.9 million in 2002, during which $986,000 of sales and marketing expenses were attributable to TriPath Oncology and $18.9 million were attributable to our Commercial Operations segment. This year-over-year decrease predominantly reflects savings that resulted from our termination of our agreement with Nelson Professional Sales in mid-2002 after which we employed the majority of the physician sales representatives engaged under that arrangement. We experienced some attrition of the sales force throughout the latter half of 2002 and the early part of 2003, further adding to the overall decrease. By the fourth quarter of 2003, however, we had fully staffed the sales force. Additionally, we reorganized the sales force into six divisions, as opposed to three, to better divide the country into manageable territories enabling us to better control travel costs.

      General and Administrative. General and administrative expenses include salaries and benefits for administrative personnel, legal and other professional fees and certain facility costs. General and administrative expenses were $11.7 million in 2003 compared with $10.9 million in 2002. The net increase of approximately $751,000, or 6.9%, reflected increases in costs related to corporate insurance, personnel-related expenses, and depreciation of assets acquired in 2002 that were partially offset by reductions in costs related to our provision for doubtful accounts and a contingent liability. We recorded increases in corporate insurance costs between 2003 and 2002 of approximately $613,000. Personnel-related costs increased in 2003 principally due to increases in incentive compensation of approximately $306,000, severance of $202,000 and additional costs related to new hires. In total, these expenses increased by about $1.2 million. Additionally, general and administrative expenses were further increased by $374,000 due to depreciation on assets acquired in 2002. There were other net increases of $81,000. These increases were partially offset by a decrease in our provision for doubtful accounts of approximately $870,000 from 2002 to 2003 and a decrease in expense of $585,000 attributable to amounts recorded under a contingent liability in 2002 which was settled in January 2003. Of the total general and administrative expenses, $4.4 million was recorded to our TriPath Oncology segment for the year ended December 31, 2003 compared with $4.7 million in 2002, while the Commercial Operations segment recorded $7.3 million and $6.2 million in 2003 and 2002, respectively.

      Net Loss from Operations. Net loss from operations during 2003 was $8.9 million, a 51.7% improvement from $18.5 million in 2002. The improvement in net loss from operations largely reflects incremental gross profit on new sales of reagents. Total increases in gross profit contributed $12.8 million to the net improvement in net loss from operations in 2003, compared with 2002. The increase in gross margin was partially offset by an increase in operating expenses of $3.3 million or 7.9%, as described above.

      Interest Income and Expense. Interest income for 2003 was $413,000, a 57.4% decrease from the $969,000 earned during 2002, primarily attributable to lower average cash balances in 2003 and to the continued depressed interest rate environment during 2003. The lower average cash, cash equivalent, and short-term investment balances reflected our net cash burn during 2003 which averaged approximately $968,000 monthly, though our cash burn rate during the fourth quarter of 2003 averaged $511,000 per month. Interest expense for 2003 was $32,000 compared to $551,000 during 2002. This decrease is due to reduced balances outstanding resulting from principal repayments under our debt facilities.

Years ended December 31, 2002 and 2001

      Revenues. Total revenues for the year ended December 31, 2002 were $37.5 million, a 38.7% increase from revenues of $27.0 million for 2001. Compared with 2001, this net increase in total revenues was primarily due to (i) an increase in reagent sales of $13.8 million, or 126.6%, (ii) a net decrease in instrument sales of $3.7 million, or 36.5% and (iii) a net increase of $393,000 in other revenues, which consisted primarily of fee-per-use sales, service on system placements, sales of non-instrument related SlideWizard products and various international consumable products, and freight.

      In 2002, reagent sales increased $13.8 million worldwide compared with 2001. Domestic sales of our SurePath and PrepStain reagents increased $9.9 million, or 124.8%, while international sales increased $3.9 million, or 131.4%. As a percentage of total revenues, reagent and disposable sales increased from 40.4% in 2001 to 66.0% in 2002. Net realized revenue per test in 2002 increased 17% from 2001, and we acquired in excess of 70 new SurePath consumable domestic customers during the year.

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

      Other revenues, consisting primarily of fee-per-use sales, service on system placements, sales of non-instrument related SlideWizard products and various international consumable products, and freight, increased approximately $393,000 during 2002, mostly attributable to various international consumable product sales. FocalPoint fee-per-use revenues declined $1.1 million between 2002 and 2001, but we experienced an increase in other consumable sales of $1.1 million, an increase in service revenue of $213,000, and an increase in freight and royalties of $323,000. We saw a slight decline in sales of non-system related SlideWizard revenues of $232,000.

      Gross Margin. Gross margin improved significantly from 51.5% in 2001 to 60.2% in 2002. Gross margin increased as the result of growth in sales, the continuing shift from capital equipment to higher margin reagent and disposable sales, higher product prices to new accounts, the gradual phase out of third-party leasing agreements, and the introduction of lean-based efficiencies in our manufacturing operations.

      Research and Development. Research and development expenses include salaries and benefits of scientific and engineering personnel, testing equipment, relevant consulting and professional services, components for prototypes and certain facility costs. Consolidated research and development expenses for 2002 were $7.5 million, a $1.7 million, or 28.6%, increase from $5.9 million in 2001. Prior to 2001, our research and development expenses resulted entirely from research and development activities related to the i3 Series and the Slide Wizard product lines. Incremental expenses related to the development of our molecular diagnostic markers, reagents, and assays were first incurred in the second half of 2001 immediately following the announcement of our agreements with BD and the creation of our TriPath Oncology operating segment. In 2001 and 2002, the increase in research and development costs related to the development of our molecular diagnostic markers, reagents and assays was partially off-set by a reduction in research expenses related to the PrepStain and FocalPoint systems as all research and development activities related to these products were limited to sustaining engineering and the development of specific customer driven enhancements. In addition, all new imaging research and product development activities unrelated to the development of instrument platforms for our molecular diagnostic products were eliminated. Since we initiated segment reporting in 2001, our TriPath Oncology segment incurred research and development expenses of $1.1 million and $5.8 million for 2001 and 2002, respectively, an increase of 434.8%. These expenditures reflected the redirection of all imaging research and development activities to the development of instrument platforms for our molecular diagnostic programs and the incremental expenses related to the development of our molecular diagnostic markers, reagents and assays. Our Commercial Operations segment incurred research and development expenses of $4.8 million and $1.7 million in 2001 and 2002 respectively, a decrease of 63.1%. These expenditures reflected reduced new research activity related to the i3 Series product line and the transfer of expenses related to our imaging technology group to TriPath Oncology. In total, the expenses related to TriPath Oncology for 2002 include $2.5 million of amortization per year, against expense, of a deferred research and development credit arising out of the accounting for our transaction with BD. This compares with $1.0 million of amortization in 2001. We accounted for this transaction in accordance with Statement of Financial Accounting Standard No. 68, “Research and Development Arrangements.” We began amortizing the credit in August 2001 and continued the amortization at $206,600 per month against research and development expenses through January 2004.

      Regulatory. Regulatory expenses include salaries and benefits of regulatory and quality personnel, costs related to clinical studies and submissions to the FDA, and relevant consulting services. Regulatory expenses for the year ended December 31, 2002 were $2.7 million, representing a 38.3% increase from almost $2.0 million in 2001. This change was primarily attributable to the initiation and continuation of activities surrounding several clinical trials, particularly the FocalPoint GS and ACD trials, and to continued efforts surrounding the implementation of an updated quality management system. Regulatory expenses were $2.2 million in the Commercial Operations segment in 2002, compared with $2.0 million in 2001 while there were $519,000 of regulatory expenses incurred by the TriPath Oncology segment in 2002 versus none in 2001.

      Sales and Marketing. Sales and marketing expenses include salaries and benefits of sales, marketing, sales support and service personnel, and their related expenses, as well as non-personnel-related expenses related to marketing our products. Sales and marketing expenses for the year ended December 31, 2002 were $19.9 million, including $986,000 of expenses related to TriPath Oncology, while our Commercial Operations incurred $18.9 million in this area. This represented a 6.2% increase overall from $18.7 million in 2001, during which $221,000 of sales and marketing expenses were attributable to TriPath Oncology and $18.5 million were incurred by our Commercial Operations segment. This year-over-year increase is modest and reflects our efforts in late 2000 to significantly expand our sales and marketing capabilities, including the addition of physician sales representatives in the third quarter of 2001 and the building of a marketing organization during the last half of 2001. During the second quarter of 2002, we terminated our agreement with Nelson Professional Sales and employed the majority of those physician sales representatives engaged under that arrangement. Additionally, we reorganized the sales force into six divisions, as opposed to three, to better divide the country into manageable territories thereby enabling us to better control travel costs.

      General and Administrative. General and administrative expenses include salaries and benefits for administrative personnel, legal and other professional fees and certain facility costs. General and administrative expenses were $10.9 million in 2002 compared with $10.1 million in 2001. The net increase resulted from several sources. First, there was a net increase of approximately $620,000 during 2002 versus 2001 in amounts related to a contingent. Second, we recorded increases in personnel-related and corporate insurance costs between 2002 and 2001 of approximately $551,000. Third, overall general and administrative expenses included a provision for doubtful accounts of $1.1 million in 2002 and $1.8 million in 2001, a decrease of approximately $760,000. Other net increases amounted to $433,000. Of the total general and administrative expenses, $4.7 million was recorded to our TriPath Oncology segment for the year ended December 31, 2002 with no expenses to the segment in 2001, while the Commercial Operations segment recorded $6.2 million and $10.1 million in 2002 and 2001, respectively.

      Net Loss from Operations. Net loss from operations during 2002 was $18.5 million, an 18.5% improvement from $22.7 million in 2001. The improvement in net loss from operations largely reflects incremental gross profit on new sales of reagents. Total increases in gross profit contributed $8.6 million to the net improvement in net loss from operations in 2002, compared with 2001. The increase in gross margin was partially offset by an increase in operating expenses of $4.4 million or 12.1%, as described above.

      Interest Income and Expense. Interest income for 2002 was $969,000, a 58.3% decrease from $2.3 million earned during 2001, primarily attributable to lower average cash balances in 2002 and to a continued depressed interest rate environment during 2002. The lower average cash, cash equivalent, and short-term investment balances reflected our net cash burn during 2002 which averaged $1.7 million monthly, though our cash burn rate during the fourth quarter of 2002 averaged $1.0 million per month. Interest expense for 2002 was $551,000 compared to $1.3 million during 2001. This decrease was due to reduced balances outstanding resulting from principal repayments under our debt facilities.

Liquidity and Capital Resources

      Since our formation, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of $233.0 million as of December 31, 2003. We have funded our operations primarily through the private placement and public sale of equity securities, debt facilities and product sales resulting in cumulative net proceeds of $216.6 million as of December 31, 2003. We had cash and cash equivalents of almost $21.0 million at December 31, 2003.

      We funded our operations in 2003 from cash and cash equivalents on hand and revenues from our Commercial Operations segment. Cash used in our operations was $12.5 million in 2003, $18.1 million during 2002 and $19.0 million during 2001. Negative operating cash flow during all three years was caused primarily by operating losses.

      Our capital expenditures were $146,000 in 2003, $2.3 million in 2002, and $936,000 in 2001, with expenditures primarily attributable to the purchase of machinery and equipment. We have no material commitments for future capital expenditures.

      We recorded $180,000 to bad debt expense in 2003, compared with $1.1 million and $1.8 million in 2002 and 2001, respectively. We experienced another strong year of collections of receivables during 2003. During 2003, cash collected on receivables was $51.3 million compared with $37.9 million in 2002. We continue to collect amounts on some of our older international accounts and continue to monitor them. We believe that our accounts receivable reserve is adequate to cover any losses that may be realized. In addition, our revenue mix has continued its shift throughout 2003 toward a higher concentration of higher margin consumable sales and away from a significant dependence on more sporadic sales of instrumentation. This has contributed to the improvement in our cash collections and days of sales outstanding we experienced throughout 2002 and 2003. This not only has contributed to improved gross margins on our sales of our products, but it has further shortened the length of time our customers take to pay their invoices.

      During 2003, the continued depressed interest rates in the U.S. impacted amounts earned on our invested funds. This had been contrary to the fixed-rate nature of our borrowings and other term debt, though our most expensive term debt was retired during 2003. If this interest rate environment continues, and if we are required to incur additional fixed-rate debt, there may be a net negative impact on our cash relative to net interest income.

Litigation

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

      On June 16, 2003, Cytyc filed an action in the United States District Court for the District of Massachusetts seeking a declaration that our patents are invalid and that its ThinPrep Imaging System does not infringe our patents. Cytyc is not claiming in either of its actions that our FocalPoint or any of our other products infringe any of its patents. On October 30, 2003, our motion to dismiss Cytyc’s complaint on jurisdictional grounds was denied without any findings on the merits of the case. Accordingly, on November 10, 2003, we filed our answer to Cytyc’s complaint, which included a counterclaim for infringement of our patents by Cytyc’s ThinPrep Imaging System.

      On January 5, 2004, the district court in Massachusetts entered an order consolidating the North Carolina and Massachusetts lawsuits into a single action. The consolidated case is currently in the discovery phase and no trial date has been set. We anticipate that a trial will be scheduled sometime in 2005 based on the current case schedule. At this time, because of the early stage of the case, we are unable to predict its ultimate outcome. Similarly, we are unable to predict the potential effect on our business and results of operations that any outcome may ultimately have.

      The case number for the action transferred from North Carolina to Massachusetts is 1:03-CV- 12630-DPW and the case number for the consolidated Massachusetts action is 1:03-CV-11142-DPW. The case numbers are for reference only and the corresponding pleadings are expressly not incorporated into this document by reference.

Financing Arrangements

      On February 8, 2000, we entered into a $7.0 million subordinated term loan with a syndicate of lenders to finance operations. We fully drew this facility during the first quarter of 2000. We had remaining amounts outstanding under this loan of approximately $758,000 at December 31, 2002. This loan was fully repaid in

April 2003. At the present time, we have no plans to replace that loan with a similar facility (see Note 5 to the Consolidated Financial Statements).

      During August 2002, we secured a lease line of credit from Bank of America. This line is secured by a letter of credit against our line of credit with Silicon Valley Bank (see Note 5 to the Consolidated Financial Statements and below). This lease line of credit, which carries three-year lease terms for items acquired under it, is being used to secure operating leases for assets, primarily equipment. As of December 31, 2003, there were assets of $1.3 million leased under this lease line compared with $1.0 million at December 31, 2002. There will be no further assets leased under this line of credit.

      In January 2004, we renewed and increased our working capital facility with Silicon Valley Bank from $5.0 million to $7.5 million. This facility will expire on January 28, 2005. The entire amount of the line is available as long as certain financial covenants are met. If these covenants are not met, the available balance is limited to an amount equal to 80% of eligible accounts receivable. At December 31, 2003, we were entitled to borrow the full amount of the line. The line bears interest at the bank’s prime rate plus  1/2% and is collateralized by substantially all of our assets. The line of credit carries customary covenants, including the maintenance of a minimum modified quick ratio, minimum tangible net worth, and other requirements. We had no outstanding borrowings under this agreement at December 31, 2003, though the availability under the line of credit could provide additional funding if needed.

      In April 2003 we obtained a commitment for a $2.5 million lease line of credit with GE Capital Corporation. This commitment, which carries three-year lease terms for items acquired under it, is used to secure operating leases for assets, primarily equipment. As of December 31, 2003, there were assets of $820,000 leased under this lease line. In March 2004, this line was renewed for $2.0 million. Terms of the new line are substantially the same as the expiring line. The primary difference is that lease terms under the new line range from 30 to 36 months.

Contractual Obligations

      Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities which we cannot reasonably predict future payment. The following chart represents our contractual obligations, aggregated by type (in thousands):

	Payments Due by Period

		Less than			More than
Contractual Obligations	Total	1 Year	2-3 Years	3-5 Years	5 Years

Capital leases	$29	$21	$8	$—	$—
Short-term debt	19	19	—	—	—
Operating lease obligations	5,370	2,093	2,243	1,004	30
Inventory purchase commitments	3,588	1,595	1,993	—	—

Total contractual obligations	$9,006	$3,728	$4,224	$1,004	$30

Off-Balance Sheet Arrangements

      We have no other long-term debt commitments and no off-balance sheet financing vehicles.

Outlook

      In the fourth quarter of 2002, the Commercial Operations segment achieved breakeven operations for the first time. Our Commercial Operations segment continued its profitable performance for each quarter and for the entire year of 2003. We expect the Commercial Operations segment to continue to exhibit profitability in all quarters of 2004, with the further expectation that the entire Company will experience breakeven financial results in the second quarter of 2004 and for the entire year as a whole. The excess cash flow generated from the Commercial Operations segment has been, and will continue to be utilized in part to fund the operations of our TriPath Oncology segment.

      The TriPath Oncology segment is not expected to generate any significant revenue until 2006 and, consequently, will continue to incur expenses in excess of revenues generated. We anticipate that during 2004, the TriPath Oncology segment will incur approximately $1.4 million to $1.6 million of expenses per month as it moves toward completing the assay optimization stage of development of our cervical and breast staging assays, the release of the resultant assays for external research, initiation of the process to gain regulatory approval for the sale of these assays, selection of the final marker panel for screening for ovarian cancer, continuing clinical studies related to our melanoma staging product, and for preparation of our facilities and operations for manufacture of these molecular diagnostic products.

      Our total operating expenses in 2003 were $44.3 million. Our projected 2004 operating expenses should fall in the range of $50.0 million to $53.0 million reflecting our intention to keep operating expenses in line with our expected top line growth.

      We believe that we can continue to manage our balance sheet to minimize the need for additional outside sources of cash in 2004. We expect that our capital expenditures for 2004 will again be under $1 million. We have a commitment for a $2.5 million lease line of credit which will be utilized for equipment placed under operating leases. The expenses associated with these leases are anticipated in our operating expense projections for 2004. We believe that our existing cash, our expectation of generating positive cash flow by the end of 2004, anticipated additional debt and/or lease financing for internal use assets, rental placements of PrepStain and fee-per-use placements of FocalPoint will be sufficient to enable us to meet our future cash obligations for at least the next 12 months.

      While it is possible that marketing and sales expenditures for the continued SurePath commercial rollout for gynecological uses in the United States, capital expenditures associated with placements of PrepStain units and FocalPoint fee-per-use instruments, and expenditures related to clinical trials, manufacturing, the TriPath Oncology segment and other administrative costs may increase, we anticipate that our future sales growth and the cost control measures we have implemented should may allow us to avoid raising additional funds for operating purposes in the future. If, however, our existing resources prove insufficient to satisfy our liquidity requirements, or if we need cash for any non-routine purpose, we may need to raise additional funds through bank facilities, the sale of additional equity or debt securities or other sources of capital. In addition, we may opportunistically take advantage of favorable conditions in the capital markets and raise debt or equity publicly if such conditions are present and such financing is advisable. The sale of any equity or debt securities, if required, may result in additional dilution to our stockholders. We cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. Our failure to raise such financing, if needed, would have a material adverse effect on our liquidity and capital resources, business, financial condition and results of operations.

      This Outlook section contains forward-looking statements and should be read in conjunction with the forward-looking statements disclosure beginning on page 39 above.

Income Taxes and Tax Loss Carryforwards

      We have not generated any taxable income to date and, therefore, have not paid any federal income taxes since inception. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, we have established valuation allowances, in amounts equal to the net deferred tax assets as of December 31, 2003 and 2002 in each period to reflect these uncertainties.

      At December 31, 2003, we had net tax losses of approximately $216.0 million that may be carried forward to offset future taxable income. In addition, we had research credits available for carryforward of $3.8 million. These amounts begin to expire in 2004. Utilization of net tax losses and any tax credit carryforwards are subject to complex treatment under the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to Section 382 of the Code, the change in ownership resulting from our initial public offering in September 1997 and any other future sale of stock may limit utilization of future losses in any one year. We believe that the sale of Common Stock in the offering did not create any immediate limitations on our utilization of net operating losses.

Critical Accounting Policies

      The preparation of our Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities at the date of the financial statements; revenues and expenses as of the date reported; and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to sales of our products, bad debts, inventories, investments, intangible assets, warranty obligations, and legal issues. Since not all of these accounting policies require management to make difficult, subjective or complex judgments or estimates, they are not all considered critical accounting policies. Actual results may differ from these estimates under different assumptions.

      We believe the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements. We reviewed our policies and determined that those policies identified below as our critical accounting policies remain our most critical accounting policies for the year ended December 31, 2003. We did not make any changes in those policies during the year.

Revenue Recognition

      We record revenue from the sale, rental and/or lease of our systems and from the sale of related consumables. Additionally, we record revenue from service contracts on our systems.

      In the case of system sales to end-users, revenue recognition on system sales occurs at the time the instrument is installed and accepted at the customer site. In the case of instrument sales to distributors, revenue recognition on system sales occurs based upon the contract governing the transaction, typically at the time the instrument is shipped from our facility. This was the predominant vehicle for international instrument sales in 2003 and 2002. If, however, we sell an instrument directly to an international end user, we record the revenue upon installation and acceptance of the instrument, consistent with our treatment in the U.S.

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

      We consider the accounting policies regarding revenue recognition to be critical for several reasons. First is due to the distributed nature of our sales network. We sell through a direct sales force in the U.S., and the issues related to revenue recognition are essentially clear-cut domestically. Abroad, however, we sell both through various distributor networks and directly to end user customers. This requires us to examine each sales transaction to ensure that we properly and consistently apply the appropriate accounting guidance covering revenue recognition. Further, as is typical with many companies that sell durable equipment, we often experience a flurry of sales activity near, or at, the end of fiscal quarters. This requires us to closely examine each equipment sale to ensure the requisite terms have been met to allow revenue recognition under GAAP. Additionally, certain of our equipment sales contracts may contain terms that would grant certain “evaluation,” or “free-use” periods, or terms that would allow the customer to return equipment. These terms, when present, are considered prior to our recording revenue.

      Sales of consumable products are recorded at shipment.

Allowance for Doubtful Accounts and Notes Receivable

      We continually monitor amounts due, and payments from our customers and maintain an allowance for doubtful accounts and notes receivable for estimated losses resulting from the inability of our customers to make required payments. When we evaluate the adequacy of our allowance for doubtful accounts and notes, we take into account various factors including our accounts and notes receivable aging, customer credit-worthiness, historical bad debts and current economic trends. We age receivables from customers based on contractual terms. From time to time, customers are slow in paying amounts due us.

      We closely monitor delinquent accounts with past due balances outstanding, and will continue to do so, to determine the need, if any, to further increase our allowance for doubtful accounts and notes receivable. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. If a trade receivable ages past one year, our policy is to consider the receivable balance non-performing if there has been no measurable contact or dialogue with the customer. These receivables would be fully reserved for by this point. Once a receivable is classified as non-performing, then we consider whether to charge-off the receivable balance against our allowance for doubtful accounts. Factors that figure into this determination include the extent and nature of dialogue we have with the customer and whether the customer is still in business.

      In assessing the adequacy of our allowance for doubtful accounts and notes, finance management meets weekly with individuals responsible for collecting outstanding accounts and notes receivable balances. Management reviews the work undertaken during the course of the week by those responsible for collections and guides activities for the following week’s actions intended toward collections of outstanding accounts and notes receivable. Accounts are discussed specifically, and to the extent they show potential for aging beyond acceptable limits, adjustments to our allowance for doubtful accounts and notes are discussed and made. If required, accounts are placed on credit hold status to stimulate payments on aging accounts. We ensure the Sales organization is aware of collection-related actions we take on individual accounts, including placing accounts on credit hold, so that they can intervene in the collection process as well.

      At December 31, 2003 and 2002, our accounts receivable balance, net of allowance for doubtful accounts and notes receivable of $2.3 million and $3.6 million, respectively, was $13.7 million and $9.4 million.

Inventory

      Inventory is stated at the lower of cost or net realizable value on a first-in, first-out basis. If we determine that net realizable value is less than cost, then we write down the related inventory to market value. We review net realizable value of inventory in detail on an on-going basis, with consideration given to deterioration, obsolescence, and other factors. If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, additional write-downs or adjustments to recognize additional cost of goods for overstated inventory may be required.

      A significant portion, almost 62%, of our inventory is related to our FocalPoint product. Of that FocalPoint inventory, much of it is classified as raw material, or component parts. A significant reason we consider accounting policies around inventory as critical is due to the relatively slower moving nature of the FocalPoint instrument. We continue to monitor actual demand for the product and the economic environment into which we will be selling it during 2004. We have been recording additional expense during 2002 and 2003 to build a reserve for this inventory. After reviewing these factors, we do not believe that it is necessary to record any further adjustments to inventory; however, we will continue to monitor this inventory during 2004.

      At December 31, 2003 and 2002, our total inventory balance, net of reserves for obsolescence of $2.3 million and $1.8 million, respectively was $10.9 million and $11.0 million.

Valuation of long-lived and intangible assets

      We review the value of our long-lived assets, including patents and other intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. If we determine that the carrying value of intangibles and long-lived assets may not be recoverable based upon one or more indicators of impairment, the asset is written down to its estimated fair value based on a discounted cash flow basis. There was no impairment loss recorded in 2003.

      We consider long-lived and intangible assets to warrant the designation of critical for several reasons. One is tied to the issue mentioned in “Inventory” above, the relatively slower moving nature of the FocalPoint instrument. One of our ways of selling FocalPoint instruments is under usage-based arrangements (fee-per-use). We have a number of FocalPoint instruments recorded on the balance sheet in the account “Customer use assets.” We continue to monitor actual demand for the product and the economic environment into which we will be selling it during 2004. Should these instruments be returned prior to the term of the agreements, there could be possible impairment issues surrounding these assets. The second reason we consider long-lived and intangible assets a critical accounting area is due to the nature of our reliance on our intellectual property. Should competitors develop and market products that would render ours redundant or obsolete, then we would face impairment issues surrounding our intangible assets as well.

      After reviewing the relevant factors affecting our assets in these categories, we do not believe that it is necessary to record any further adjustments to our long-lived and intangible assets.

Recently Issued Accounting Standards

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46), which requires a new approach in determining if a reporting entity should consolidate certain legal entities, including partnerships, limited liability companies, or trusts, among others, collectively defined as variable interest entities, or VIE’s. A legal entity is considered a VIE if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties. If the legal entity is a VIE, then the reporting entity that is the primary beneficiary must consolidate it. Even if a reporting entity is not obligated to consolidate a VIE, then certain disclosures must be made about the VIE if the reporting entity has a significant variable interest. Certain transition disclosures are required for all financial statements issued after January 31, 2003. The adoption of FIN 46 had no impact on our results of operations or financial position for the year ending, nor as of, December 31, 2003.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The standard became effective for us for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 except for mandatorily redeemable financial instruments of nonpublic entities which are subject to the provisions of this SFAS 150 for the first fiscal period beginning after December 15, 2003. The adoption of SFAS 150 had no impact on our results of operations or financial position for the year ending, nor as of, December 31, 2003.

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

      Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. Our financial results and cash flows are subject to fluctuation due to changes in interest rates, primarily from our investment of available cash balances in highly rated institutions. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Liquidity and Capital Resources” for further discussion of the impact of interest rates on our financial results. We operate in several foreign countries and are subject to fluctuations in foreign currencies to a minor extent. We have no foreign exchange contracts, option contracts, or other foreign hedging arrangements. However, the impact of fluctuations in foreign currencies on our financial results has not been material and are unlikely to have a material adverse effect on our business, financial condition or results of operations in the future.

Item 8.	Financial Statements and Supplementary Data

      The information required by this item may be found on pages F-1 through F-23 of this Form 10-K.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      There have been no changes in or disagreements with accountants on accounting or financial disclosure matters in the last fiscal year.

Item 9A.	Controls and Procedures

      Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, the “Exchange Act”) as of the end of the period covered by this annual report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

      There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The response to this item is contained in part under the caption “Executive Officers of the Registrant” in Part I, Item 1A hereof and the remainder is incorporated herein by reference from the discussion responsive thereto under the captions “Election of Directors,” “Election of Directors — Board and Committee Matters,” and “Section 16(a) Beneficial Reporting Compliance” in our Proxy Statement relating to our Annual Meeting of Stockholders scheduled for May 20, 2004 (the “Proxy Statement”).

      We have adopted a Code of Business Conduct and Ethics (the “code of ethics”) that applies to all of our directors, officers and employees. The code of ethics is filed as an exhibit to this Report and we intend to post the text of the code of ethics on our website which can be accessed at http://www.tripathimaging.com. In addition, if we make any substantive amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to any of our executive officers or directors, we will disclose the nature of such amendment or waiver on a Form 8-K.

Item 11.	Executive Compensation

      The response to this item is incorporated herein by reference from the discussion responsive thereto under the captions “Election of Directors,” “Director Compensation,” and “Executive Compensation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

      The response to this item is incorporated herein by reference from the discussion responsive thereto under the captions “Share Ownership” and “Approval of Amendment to the 1996 Equity Plan” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

      The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption “Certain Relationships and Related Transactions” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

      The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption “Information Concerning Our Auditor” in the Proxy Statement.

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

(b) Reports on Form 8-K

      None.

(c) Exhibits

3.1	Restated Certificate of Incorporation of the Company. Filed as Exhibit 3.1 to our Form 10-Q for the quarter ended June 30, 2002 (File No. 0-22885) and incorporated herein by reference.
3.2	Amended and Restated By-laws of the Company. Filed as Exhibit 3.2 to our Form 10-Q for the quarter ended June 30, 2002 (File No. 0-22885) and incorporated herein by reference.
4.1	Specimen of Common Stock Certificate. Filed as Exhibit 4.1 to our Registration Statement on Form S-1 (File No. 333-30227) and incorporated herein by reference.
10.1*	Amended and Restated 1996 Equity Incentive Plan. Filed as Appendix B to our Definitive Proxy Statement on Schedule 14A filed with the Commission on April 30, 2002 (File No. 0-22885) and incorporated herein by reference.
10.2*	1997 Director Stock Option Plan filed herewith. Filed herewith.
10.3*	Form of Indemnification Agreement between the Company and its Directors and Executive Officers. Filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-30227) and incorporated herein by reference.
10.4	Lease Agreement dated as of July 28, 1997 by and between Carolina Hosiery Mills, Inc. and the Company. Filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-30227) and incorporated herein by reference.
10.5	Lease Agreement dated June 12, 1998 by and between Carolina Hosiery Mills, Inc. and AutoCyte, Inc. Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 1998 (File No. 0-22885) and incorporated herein by reference.
10.6	Amendment dated March 2, 1999 to Lease Agreement dated July 28, 1997 by and between Carolina Hosiery Mills, Inc. and AutoCyte, Inc. Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 1999 (File No. 0-22885) and incorporated herein by reference.
10.7	Intellectual Property Purchase Agreement dated as of April 24, 1999 by and between NeoPath, Inc. and AutoCyte, Inc. Filed as Exhibit 10.21 to the Amendment No. 2 to the Company’s S-1 (File No. 333-82121) and incorporated herein by reference.
10.8	Loan and Security Agreement dated as of January 31, 2000 (the “Loan and Security Agreement”) by and between Silicon Valley Bank and TriPath Imaging, Inc. Filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2000 (File No. 0-22885) and incorporated herein by reference.

10.9	Securities Purchase Agreement dated as of July 31, 2001 by and between the Company and Becton, Dickinson and Company. Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2001 (File No. 0-22885) and incorporated herein by reference.
10.10	License and Intellectual Property Access Agreement dated as of July 31, 2001 by and between the Company and Becton, Dickinson and Company. Filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2001 (File No. 0-22885) and incorporated herein by reference.
10.11	Development and License Agreement dated as of July 31, 2001 by and among the Company, Becton, Dickinson and Company and TriPath Oncology, Inc. Filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2001 (File No. 0-22885) and incorporated herein by reference.
10.12	Sublicense Agreement dated as of July 31, 2001 by and among the Company, Becton, Dickinson and Company and TriPath Oncology, Inc. Filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2001 (File No. 0-22885) and incorporated herein by reference.
10.13	Lease Agreement between NeoPath, Inc. and Teachers Insurance & Annuity Association dated October 1, 1994 (the “Lease Agreement”) and all amendments thereto. Filed as Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2001 (File No. 0-22885) and incorporated herein by reference.
10.14	Sixth Amendment dated September 30, 2003 to Lease Agreement between TriPath Imaging, Inc. (as successor-in-interest to NeoPath, Inc.) and Teachers Insurance & Annuity Association dated October 1, 1994. Filed herewith.
10.15	Sublease Agreement by and between NeoPath, Inc. and Antioch Bible Church dated as of August 31, 1999. Filed as Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2001 (File No. 0-22885) and incorporated herein by reference.
10.16†	OEM Supply Agreement dated November 1, 2001 by and between Tecan Schweiz AG and the Company. Filed as Exhibit 10.28 to the Company’s Form 10-K for the year ended December 31, 2001 (File No. 0-22885) and incorporated herein by reference.
10.17	Amendment dated December 1, 2001 to Lease Agreement dated June 12, 1998 by and between Carolina Hosiery Mills, Inc. and TriPath Imaging, Inc. Filed as Exhibit 10.29 to the Company’s Form 10-K for the year ended December 31, 2001 (File No. 0-22885) and incorporated herein by reference.
10.18	Lease Agreement dated as of February 6, 2002 by and between TBC Place Partners II, LLC and TriPath Oncology, Inc. Filed as Exhibit 10.31 to the Company’s Form 10-K for the year ended December 31, 2001 (File No. 0-22885) and incorporated herein by reference.
10.19	Lease Agreement dated as of July 1, 2002 by and between Banc of America Leasing & Capital, LLC and TriPath Imaging, Inc. Filed as Exhibit 10.24 to the Company’s Form 10-K for the year ended December 31, 2002 (File No. 0-22885) and incorporated herein by reference.
10.20	Fourth Loan Modification Agreement to the Loan and Security Agreement effective as of January 31, 2003 by and between Silicon Valley Bank and TriPath Imaging, Inc. Filed as Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2002 (File No. 0-22885) and incorporated herein by reference.
10.21	Fifth Loan Modification Agreement to the Loan and Security Agreement effective as of January 28, 2004 by and between Silicon Valley Bank and TriPath Imaging, Inc. Filed herewith.
10.22	Lease Agreement dated as of March 13, 2003 by and between General Electric Capital Corporation and TriPath Imaging, Inc. Filed as Exhibit 10.1 to our Form 10-Q for the quarter ended March 31, 2003 (File No. 0-22885) and incorporated herein by reference.
10.23	Addendum No. 1, dated September 1, 2003, to Sublease Agreement by and between NeoPath, Inc. and Antioch Bible Church dated as of August 31, 1999. Filed herewith.
14.1	Code of Business Conduct and Ethics of the Company. Filed herewith.
21.1	List of all subsidiaries of the Company. Filed herewith.
23.1	Consent of Ernst & Young LLP, independent auditors to the Company. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.
32	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.
99.1	Factors Affecting Future Operating Results. Filed herewith.

*	Indicates a management contract or compensatory plan.

†	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to both Rule 406 of the Securities Act of 1933, as amended, and Rule 24b-2 of the Securities Exchange Act of 1934, as amended, as applicable. Omitted information is identified with asterisks in the appropriate places in the agreement.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Burlington, State of North Carolina, on March 15, 2004.

TRIPATH IMAGING, INC.

By:	/s/ PAUL R. SOHMER

Paul R. Sohmer, M.D.
Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 15th day of March, 2004.

Signature	Title

/s/ PAUL R. SOHMER, M. D. Paul R. Sohmer, M. D.	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ STEPHEN P. HALL Stephen P. Hall	Senior Vice-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ HAYWOOD D. COCHRANE, JR. Haywood D. Cochrane, Jr.	Director

/s/ ROBERT E. CURRY, PH.D. Robert E. Curry, Ph.D.	Director

/s/ RICHARD FRANCO Richard Franco	Director

/s/ ARTHUR T. KING, PH.D. Arthur T. King, Ph.D.	Director

/s/ ROBERT L. SULLIVAN Robert L. Sullivan	Director

TRIPATH IMAGING, INC.

TRIPATH IMAGING, INC.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

TriPath Imaging, Inc.

      We have audited the accompanying consolidated balance sheets of TriPath Imaging, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TriPath Imaging, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Raleigh, North Carolina

February 5, 2004

TRIPATH IMAGING, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$20,954	$32,571
Accounts receivable, less allowance of $2,277 and $3,554 at December 31, 2003 and 2002, respectively	13,650	9,370
Inventory, less reserves for obsolescence of $2,302 and $1,828 at December 31, 2003 and 2002, respectively	10,896	10,973
Other current assets	1,495	477

Total current assets	46,995	53,391
Customer use assets, net	6,634	6,357
Property and equipment, net	3,418	4,063
Other assets	488	930
Patents, less accumulated amortization of $3,085 and $2,419 at December 31, 2003 and 2002, respectively	6,459	7,126
Other intangible assets, less accumulated amortization of $1,066 and $916 at December 31, 2003 and 2002, respectively	1,934	2,084

Total assets	$65,928	$73,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,425	$2,341
Accrued expenses	7,378	5,436
Deferred revenue and customer deposits	1,499	1,103
Deferred research and development funding	207	2,479
Current portion of debt	40	785
Other current liabilities	—	2,410

Total current liabilities	13,549	14,554
Long-term debt, less current portion	8	13
Other long-term liabilities	—	207
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 98,000,000 shares authorized; 37,855,967 and 37,454,234 shares issued and outstanding at December 31, 2003 and 2002, respectively	379	375
Additional paid-in capital	285,035	283,396
Deferred compensation	(52)	(78)
Accumulated deficit	(233,020)	(224,482)
Accumulated other comprehensive income (loss)	29	(34)

Total stockholders’ equity	52,371	59,177

Total liabilities and stockholders’ equity	$65,928	$73,951

See accompanying notes

TRIPATH IMAGING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,

	2003	2002	2001

Revenues	$53,764	$37,485	$27,017
Cost of revenues	18,377	14,922	13,096

Gross profit	35,387	22,563	13,921
Operating expenses:
Research and development	8,861	7,534	5,858
Regulatory	5,434	2,725	1,970
Sales and marketing	18,324	19,850	18,685
General and administrative	11,687	10,936	10,092

	44,306	41,045	36,605

Operating loss	(8,919)	(18,482)	(22,684)
Interest income	413	969	2,321
Interest expense	(32)	(551)	(1,317)

Net loss	$(8,538)	$(18,064)	$(21,680)

Net loss per common share (basic and diluted)	$(0.23)	$(0.48)	$(0.61)

Weighted-average common shares outstanding	37,626	37,438	35,467

See accompanying notes

TRIPATH IMAGING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Deferred	Accumulated	Comprehensive	Stockholders’
	Stock	Capital	Compensation	Deficit	Income(Loss)	Equity

Balance at January 1, 2001	$341	$265,260	$(89)	$(184,738)	$—	$80,774
Exercise of options and warrants	3	934	—	—	—	937
Private issuance of common stock	29	17,777	—	—	—	17,806
Re-pricing of warrants issued as consideration under term loan agreement	—	(576)	—	—	—	(576)
Amortization of deferred compensation	—	—	89	—	—	89
Foreign currency translation	—	—	—	—	(59)	(59)
Net loss	—	—	—	(21,680)	—	(21,680)

Comprehensive loss						(21,739)

Balance at December 31, 2001	373	283,395	—	(206,418)	(59)	77,291
Exercise of options and warrants	2	234	—	—	—	236
Re-pricing of warrants issued as consideration under term loan agreement	—	(350)	—	—	—	(350)
Deferred compensation related to grant of stock options	—	152	(152)	—	—	—
Adjustment to deferred compensation	—	(35)	35	—	—	—
Amortization of deferred compensation	—	—	39	—	—	39
Foreign currency translation	—	—	—	—	25	25
Net loss	—	—	—	(18,064)	—	(18,064)

Comprehensive loss						(18,039)

Balance at December 31, 2002	375	283,396	(78)	(224,482)	(34)	59,177
Exercise of options and warrants	4	1,590	—	—	—	1,594
Re-pricing of stock options	—	49	—	—	—	49
Amortization of deferred compensation	—	—	26	—	—	26
Foreign currency translation	—	—	—	—	63	63
Net loss	—	—	—	(8,538)	—	(8,538)

Comprehensive loss						(8,475)

Balance at December 31, 2003	$379	$285,035	$(52)	$(233,020)	$29	$52,371

See accompanying notes.

TRIPATH IMAGING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share amounts)

	Year Ended December 31,

	2003	2002	2001

OPERATING ACTIVITIES
Net loss	$(8,538)	$(18,064)	$(21,680)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,539	3,044	3,071
Amortization of intangible assets	817	817	817
Amortization of deferred compensation	26	39	89
Non-cash equity compensation	49	—	—
Amortization of deferred research and development	(2,479)	(2,479)	(1,033)
Amortization of non-cash debt issuance costs	—	225	487
Loss (Gain) on disposal of fixed assets	13	(3)	(9)
Other non-cash items	—	885	695
Changes in operating assets and liabilities:
Accounts receivable	(4,183)	233	2,005
Inventory	(3,122)	(3,005)	(2,135)
Other current assets	(1,011)	603	(218)
Other long-term assets	443	(28)	(809)
Accounts payable and accrued expenses	3,927	(767)	100
Deferred revenue and customer deposits	395	373	(427)
Other current liabilities	(2,410)	—	—

Net cash used in operating activities	(12,534)	(18,127)	(19,047)
INVESTING ACTIVITIES
Purchases of property and equipment	(146)	(2,251)	(936)
Disposals of property and equipment	—	5	9
Sales (Purchases) of short-term investments	—	2,499	(2,499)
Other	196	—	107

Net cash provided by (used in) investing activities	50	253	(3,319)
FINANCING ACTIVITIES
Net proceeds from issuance of common stock and warrants	—	—	17,806
Proceeds from exercise of stock options and warrants	1,594	236	937
Other	—	—	(41)
Proceeds from research and development agreement	—	—	6,198
Proceeds from debt	633	—	—
Payments on debt and leases	(1,384)	(3,286)	(3,292)

Net cash provided by (used in) financing activities	843	(3,050)	21,608
Effect of exchange rate changes on cash	24	18	(105)

Net decrease in cash and cash equivalents	(11,617)	(20,906)	(863)
Cash and cash equivalents at beginning of year	32,571	53,477	54,340

Cash and cash equivalents at end of year	$20,954	$32,571	$53,477

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$32	$326	$830

NONCASH INVESTING AND FINANCING ACTIVITIES
Re-pricing of warrants issued as consideration under term loan agreement	$—	$(350)	$(576)

See accompanying notes.

TRIPATH IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

1.	Background

      We create solutions that redefine the early detection and clinical management of cancer. Specifically, we develop, manufacture, market, and sell proprietary products for cancer detection, diagnosis, staging, and treatment selection. We are using our proprietary technologies, and know-how to create an array of products designed to improve the clinical management of cancer. We were incorporated in October 1996 as AutoCyte, Inc. and changed our name to TriPath Imaging, Inc. in September 1999 in connection with the merger of AutoCyte, Inc. and NeoPath, Inc. and acquisition of the technology and intellectual property of Neuromedical Systems, Inc. (NSI). We were created to leverage the complementary nature of the products, technologies, and intellectual property developed by our predecessor companies, all of whom were early pioneers in the application of computerized image processing and analysis to detect the often subtle cellular abnormalities associated with cancer and its precursors. To date, we have developed and marketed an integrated solution for cervical cancer screening and other products that deliver image management, data handling, and prognostic tools for cell diagnosis, cytopathology and histopathology. We have created new opportunities and applications for our proprietary technology by applying recent advances in genomics, biology, and informatics to our efforts to develop new molecular diagnostic and pharmacogenomic products and services for malignant melanoma and cancers of the cervix, breast, ovary, and prostate.

      We are organized into two operating units:

•	Commercial Operations, through which we manage the market introduction, sales, service, manufacturing and ongoing development of our products; and

•	TriPath Oncology, our wholly-owned subsidiary, through which we manage the development of molecular diagnostic and pharmacogenomic products and services for cancer.

      Our TriPath Oncology business focuses on developing and commercializing molecular diagnostic and pharmacogenomic products for a variety of cancers. On July 31, 2001, we entered into a series of agreements with Becton, Dickinson and Company (BD) to develop and commercialize these tests for malignant melanoma and cancers of the cervix, breast, ovary and prostate using genomic and proteomic markers identified at Millennium Pharmaceuticals, Inc. (Millennium). In January 2004, the molecular marker discovery process and transfer of all markers from Millennium was completed. We intend to use these markers and related intellectual property to continue to develop and commercialize tests and other products for these cancers. We will share commercial responsibilities with BD for any products that we ultimately develop.

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

Reclassifications

      Certain amounts for 2002 and 2001 have been reclassified to conform to the 2003 presentation, principally between research and development into general and administrative expenses. These reclassifications had no effect on previously reported net earnings or financial position.

Revenue Recognition

      We record revenue from the sale, rental and/or lease of our systems and from the sale of related consumables. Additionally, we record revenue from service contracts on our systems. In the case of system sales to end users, revenue recognition occurs at the time the instrument is installed and accepted at the customer site. In the case of instrument sales to distributors, revenue recognition occurs based upon the contract governing the transaction, typically at the time the instrument is shipped from our facility. This was the predominant vehicle for international instrument sales for all years presented. If, however, we sell an instrument directly to an international end user, we record the revenue upon installation and acceptance of the instrument, as we do in the U.S. For system rentals, systems are placed at the customer’s site free of charge and the customer is obligated either to purchase reagent kits for a fixed term, or are charged fees based on a monthly minimum, or actual usage. Under these transactions, there is no capital equipment revenue recognized. We also offer leasing alternatives. Under these transactions, we may, or may not, recognize revenue on system hardware depending on the particular details of the lease. Sales of consumable products are recorded on shipment. Revenue and costs related to shipping products to customers are included in both revenues and cost of revenues, respectively.

Cash and Cash Equivalents

      We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Inventory

      Inventory is stated at the lower of cost or net realizable value (first-in first-out basis). Net realizable value of inventory is reviewed in detail on an on-going basis, with consideration given to deterioration, obsolescence, and other factors.

Customer-Use Assets

      PrepStain and FocalPoint systems manufactured for rental or fee-per-use placements are carried in inventory until the systems are shipped, at which time they are reclassified to customer-use assets (non-current assets). Reclassifications of $3,198, $2,473, and $418 occurred between customer-use assets, property and equipment and inventory during 2003, 2002, and 2001, respectively. Customer-use assets are depreciated on a straight-line basis over an estimated useful life of four years. Depreciation expense of customer-use assets amounted to $2,103, $1,516, and $1,850 during 2003, 2002, and 2001, respectively.

TRIPATH IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share amounts)

Property and Equipment

      Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives (typically three to seven years) of the individual assets. Depreciation expense of property and equipment amounted to $1,436, $1,251, and $943 during 2003, 2002, and 2001, respectively.

Patents

      Patents consist of patents and core technology acquired from NSI. Such assets are amortized using the straight-line method over estimated useful lives ranging from 14 to 20 years (See also “Other Intangible Assets” below).

Other Intangible Assets

      As of January 1, 2002, we adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), which was issued in July 2001. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives. We completed our evaluation of goodwill under SFAS 142 and assigned the net book value of $2,234 at December 31, 2001 to specifically identifiable intangible assets, being in respect of acquired rights to certain intellectual property surrounding our pathology workstation products and our location-guided screening technology. These intangible assets will be amortized over the next 14 years. Included in 2003, 2002 and 2001 is $150 of amortization attributable to the specifically identifiable intangible assets.

Asset Impairment

      We periodically review the value of our long-lived assets to determine if an impairment has occurred. If this review indicates that the assets will not be recoverable, as determined based on an analysis of undiscounted cash flows over the remaining amortization period, we would reduce the carrying value of our long-lived assets accordingly. During 2001, we recognized $430 of such a loss for the placement of certain Customer-Use Assets free of charge at a customer under a two-year contract. There were no such losses recognized in 2002 or 2003.

Deferred Revenue

      Deferred revenue principally consists of up-front cash receipts related to FocalPoint and PrepStain service and equipment contracts and the revenue portion subject to contingencies under capitalized leases. The deferred revenue subject to contingencies under capitalized leases will be recognized once those contingencies have been met. Revenue related to service and equipment contracts is recognized as earned.

Income Taxes

      We account for income taxes using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities. We have not generated any taxable income to date and, therefore, have not paid any federal income taxes since our inception. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, we have established valuation allowances, in amounts equal to the net deferred tax assets as of December 31, 2003 and 2002, in each period to reflect these uncertainties (see Note 6).

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

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” (“SFAS 148”), which amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results (see below).

      Had compensation cost for our stock options been determined based on the fair value at the date of grant consistent with the provisions of SFAS 123 and 148, with respect to our Equity Incentive Plan and our Employee Stock Purchase Plan (see Note 7), our pro forma net loss and net loss per share would have been as follows:

	Year Ended December 31,

	2003	2002	2001

Net loss, as reported	$(8,538)	$(18,064)	$(21,680)
Stock-based compensation included in reported net loss	26	39	89
Stock-based compensation expense under fair value based method for all plans	(3,536)	(2,969)	(3,298)

Pro forma net loss	$(12,048)	$(20,994)	$(24,889)

Net loss per common share (basic & diluted):
As reported	$(0.23)	$(0.48)	$(0.61)
Pro forma	$(0.32)	$(0.56)	$(0.70)

Net Loss Per Common Share

      Per share information is based upon the weighted-average number of shares of common stock outstanding during the period. We incurred losses during all periods presented. As a result, 4,050,600 options and warrants were not used to compute diluted loss per share since the effect would be anti-dilutive. Accordingly, there is no difference between basic and diluted loss per share in the periods presented.

TRIPATH IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share amounts)

Advertising Expense

      The cost of advertising is expensed as incurred. Advertising and marketing expense, including expenses related to participation in trade shows, amounted to $793, $1,044, and $1,333 during 2003, 2002, and 2001, respectively.

Foreign Currency Translation

      The financial statements of foreign subsidiaries and branches have been translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation.” All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates has been reported in other comprehensive income (loss). The effect on the consolidated statements of operations of transaction gains and losses is insignificant for all years presented.

Comprehensive Loss

      We follow SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”) which requires that we display an amount representing comprehensive income (loss), which represents total net income (loss) and all other non owner changes in equity including foreign currency translation adjustments, net of tax, for the year in a financial statement, which is displayed with the same prominence as other financial statements. We elected to present this information in the Statement of Stockholders’ Equity.

Concentration of Credit Risk

      Our principal financial instruments subject to potential concentration of credit risk are cash, cash equivalents, accounts receivable and notes receivable. We invest our funds in highly rated institutions, and limit our investment in any individual debtor. We provide an allowance for doubtful accounts equal to the estimated losses to be incurred in the collection of accounts and notes receivable.

Recently Issued Accounting Standards

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”), which requires a new approach in determining if a reporting entity should consolidate certain legal entities, including partnerships, limited liability companies, or trusts, among others, collectively defined as variable interest entities, or “VIE’s.” A legal entity is considered a VIE if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties. If the legal entity is a VIE, then the reporting entity that is the primary beneficiary must consolidate it. Even if a reporting entity is not obligated to consolidate a VIE, then certain disclosures must be made about the VIE if the reporting entity has a significant variable interest. Certain transition disclosures are required for all financial statements issued after January 31, 2003. The adoption of FIN 46 had no impact on our results of operations or financial position for the year ending, nor as of, December 31, 2003.

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

TRIPATH IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share amounts)

SFAS 150 had no impact on our results of operations or financial position for the year ending, nor as of, December 31, 2003.

3.	Balance Sheet Information

      Select detailed balance sheet information is as follows:

	December 31,

	2003	2002

Accounts receivable
Trade accounts receivable	$10,093	$6,219
Current portion of notes receivable	2,408	2,818
Other accounts receivable	1,149	333

	$13,650	$9,370

Inventory
Raw materials	$6,226	$6,934
Work-in-process	1,925	629
Finished goods	2,745	3,410

	$10,896	$10,973

Instruments	$9,758	$9,761
Reagents and consumables	1,138	1,212

	$10,896	$10,973

Customer-use assets
Customer-use systems	$11,667	$11,525
Accumulated depreciation	(5,033)	(5,168)

	$6,634	$6,357

Property and equipment
Machinery and equipment	$3,438	$3,313
Demonstration equipment	777	756
Furniture, fixtures and improvements	1,697	1,695
Leasehold improvements	1,318	1,318
Vehicles	10	24
Computer equipment and software	10,332	9,157

Total property and equipment	17,572	16,263
Accumulated depreciation	(14,154)	(12,200)

	$3,418	$4,063

Other assets
Notes receivable, less current portion	$459	$838
Deposits and other assets	29	92

	$488	$930

TRIPATH IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share amounts)

	December 31,

	2003	2002

Accrued expenses
Accrued payroll and related benefits	$4,719	$3,177
Accrued warranty costs	387	440
Other accrued expenses	2,272	1,819

	$7,378	$5,436

4.	Allowance for Doubtful Accounts

      A summary of the allowance for doubtful accounts activity is as follows:

	December 31,

	2003	2002	2001

Balance, beginning of year	$3,554	$3,285	$1,475
Amounts charged to expense	180	1,050	1,810
Amounts written off	(1,457)	(781)	—

Balance, end of year	$2,277	$3,554	$3,285

5.	Long-Term Obligations and Commitments

Subordinated Term Loan

      On February 8, 2000, we entered into a $7,000 subordinated term loan with a syndicate of lenders to finance operations. We drew the entire facility during the first quarter of 2000. As of December 31, 2002, the balance outstanding was $758, all current. The loan was fully repaid during the second quarter of 2003. The loan, which was secured by substantially all of our assets, including intellectual property, accrued interest at the three-year U.S. Treasury note rate plus 8% (14.6% at December 31, 2002). Accrued interest was due monthly for the first six months of each draw, at which time the outstanding principal balance became payable over thirty-month terms. In connection with this term loan, we issued to the lenders warrants to purchase 223,253 shares of our common stock. Using a Black-Scholes pricing model, the warrants were valued upon issuance at $675, which represented non-cash debt issuance costs. These warrants, which expire in 2007, were recorded as additional paid-in capital, and the resulting debt issuance costs were amortized to interest expense over the three-year term of the loan. These warrants have a weighted-average exercise price of $4.70 and were exercisable upon issuance. 122,670 of these warrants were exercised in January 2004 using the net issuance feature resulting in the issuance of 41,677 shares.

Note Payable to Finance Company

      In December 1998, we entered into an agreement with an equipment financing company to provide us with a $5,000 line of credit to finance certain of our equipment purchases. The line was fully repaid in January 2003. We had outstanding borrowings of $3 at December 31, 2002, all current. The agreement had a loan term of 48 months, and the loan was secured by a security interest in the financed equipment. Interest was calculated based on the four-year Treasury Bill Weekly Average rate plus 6.121%.

Working Capital Facility

      In January 2003, we renewed our $5,000 working capital facility with Silicon Valley Bank. The outstanding balance is limited to an amount equal to 80% of eligible accounts receivable. The line

TRIPATH IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share amounts)

commitment expires on January 31, 2004 and management has subsequently renewed and increased the line to $7,500 for an additional year until January 28, 2005. The line bears interest at the bank’s prime rate plus  1/2% and is collateralized by substantially all of our assets. The line of credit carries customary covenants, including the maintenance of a minimum modified quick ratio and other requirements. We had no outstanding borrowings under this agreement at December 31, 2003.

      At December 31, 2003, maturities of other outstanding debt, principally related to capital leases, are as follows:

2004	$40
2005	8

$48

      The fair value of our long-term debt, which approximates the carrying value, is estimated using discounted cash flow analysis based on our current incremental borrowing rates for similar type borrowing arrangements.

Leases and Lease Lines of Credit

      During August 2002, we obtained a $1,500 lease line of credit from Bank of America. Amounts used under this lease line are secured by a letter of credit against our line of credit with Silicon Valley Bank discussed above. Assets leased under this lease line carry three-year lease terms for items acquired under it and financing charges based on three-year constant Treasury Maturities. The lease line was used as an alternative source of capital to secure operating leases for assets, primarily equipment. As of December 31, 2003, assets with an original cost of $1,286 were leased under this lease line. There will be no further assets leased under this line of credit.

      During April 2003, we obtained a $2,500 lease line of credit from General Electric Capital Corporation. This lease line carries three-year lease terms for items acquired under it and financing charges based on the fixed basic term lease rate factor. The lease line will be used as an alternative source of capital to secure operating leases for assets, primarily equipment. As of December 31, 2003, assets with an original cost of $820 were leased under this lease line.

      We also lease our office and manufacturing facilities and certain other office equipment under operating leases, with various renewal options, expiring at various times through 2010.

      At December 31, 2003, future minimum lease payments under these leases are as follows:

2004	$2,093
2005	1,412
2006	831
2007	582
2008	422
Thereafter	30

$5,370

      Rent expense amounted to $2,280, $1,656 and $1,220 during 2003, 2002 and 2001, respectively.

TRIPATH IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share amounts)

Other Liabilities and Commitments

      As of December 31, 2002, we had recorded a short-term contingent liability of $2,410 in accordance with the provisions of SFAS No. 5, “Accounting for Contingencies,” on the basis that the likelihood of a future event occurring was probable and reasonably estimable. This contingency related to our obligation to pay a third party, who received 180,000 shares of our common stock in January 2001 under a settlement agreement, an amount in cash equal to the difference between the market price of our common stock on a specified date in January 2003 and a predetermined target price. An amount of $2,410, attributable to this contingent liability, was paid to the third party in settlement of this liability in January 2003.

      On July 31, 2001, we entered into a series of agreements with Becton, Dickinson and Company (BD) to develop and commercialize these tests for malignant melanoma and cancers of the cervix, breast, ovary and prostate using genomic and proteomic markers identified at Millennium Pharmaceuticals, Inc. (Millennium). We have accounted for the transaction in accordance with the provisions of SFAS No. 68, “Research and Development Arrangements.” In connection with the transaction, we recorded $6,198 in deferred research and development (“R&D”) funding, which will be amortized against such expenses over thirty months on a straight line basis. During both 2003 and 2002, $2,479 of amortization was recorded against R&D expenses. Included in current liabilities at December 31, 2003 is the unamortized balance of $207.

      During 2001 we entered into a contract with a vendor in Switzerland to purchase a minimum of 300 and up to 525 base units for our PrepStain instrument. We committed to purchase at least 300 complete units by December 31, 2004, and to the extent that we purchase less than 525 complete units, we will be obligated to purchase component parts for the balance. At December 31, 2003 we had taken delivery of 235 complete base units. Our remaining commitment under this contract approximates $3,588 based on the exchange rate in effect at December 31, 2003.

6.	Income Taxes

      At December 31, 2003, we had net tax loss carryforwards of approximately $215,946, which begin to expire in 2004 for federal income tax purposes. We also have approximately $3,831 in research and development carryforwards that begin to expire in 2006. Due to the prior issuance and sale of shares of preferred stock, the Merger in 1999 and changes in ownership, we have incurred “ownership changes” pursuant to applicable regulations in effect under the Internal Revenue Code of 1986, as amended.

      Our use of losses incurred through the date of these ownership changes may limit the ultimate utilization of these losses. To the extent that any single-year loss is not utilized to the full amount of the limitation, such unused loss is carried over to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period.

      Approximately $5,820 of the net tax loss carryforward is attributed to the deduction for stock options, the tax effect of which will be credited to equity when recognized.

TRIPATH IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share amounts)

      Deferred income taxes reflect the net tax effects of temporary differences between the tax basis of assets and liabilities and the corresponding financial statement amounts. Significant components of our deferred income tax assets (liabilities) are as follows:

	December 31,

	2003	2002

Net tax loss carryforwards	$75,581	$69,953
Research and development credits	3,831	3,746
Accrued vacation	177	159
Accrued warranty costs	136	154
Allowance for doubtful accounts	797	1,244
Charitable contribution carryforwards	11	15
Deferred research and development	72	940
Intangible assets, net of amortization	2,691	2,528
Inventory	1,291	1,515
Other	1,044	1,470
Property and equipment	(89)	(859)
Valuation allowance	(85,542)	(80,865)

	$—	$—

      Due to the uncertainty of our ability to generate taxable income to realize our deferred tax assets, a valuation allowance has been established for financial reporting purposes equal to the amount of the net deferred tax assets. Our valuation allowance was $85,542 and $80,865 at December 31, 2003 and 2002, respectively.

7.	Stockholders’ Equity

Preferred Stock

      Pursuant to our amended and restated Certificate of Incorporation, the Board of Directors has the authority, without further vote or action by the stockholders, to issue up to 1,000,000 shares of Preferred Stock in one or more series and to fix the relative rights, preferences, privileges, qualifications, limitations and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of Common Stock. At December 31, 2003 there were no shares of Preferred Stock outstanding.

Private Equity Transaction

      On July 31, 2001, we completed a private placement of securities under Regulation D of the Securities Act with BD pursuant to which BD acquired 2,500,000 shares of our common stock for $10.00 per share. We accounted for a portion of these proceeds in accordance with the provisions of FASB SFAS No. 68, “Research and Development Arrangements” and recorded $6,198 thereof as deferred research and development funding, which was amortized against such expenses over thirty months on a straight line basis. The transaction with BD provided us with an additional $25,000 in cash. In a separate agreement, in July 2001 we entered into a research license for our evaluation of certain patents in the area of colon cancer with Millennium. In consideration of this agreement, we issued to Millennium 400,000 shares of our common stock. We also paid $1,000 in connection with other aspects of the transaction. In May 2003, we decided not to exercise our rights

TRIPATH IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share amounts)

to the colon cancer license and not to develop technology related to colon cancer through our collaboration with BD.

Equity Incentive Plans

      We have stock option plans (the “Plans”) under which incentive and non-statutory stock options, stock appreciation rights and restricted stock may be granted to our employees, directors or consultants. For years covered by this report, options are the only instrument granted or issued under these plans. Generally, options grants vest ratably over a 48-month term. Stock options expire ten years from the date of grant.

      A summary of activity under the Plans is as follows:

	Options Outstanding

	Number of	Weighted-Average
	Shares	Exercise Price

Outstanding at December 31, 2001	3,487,462	$7.26
Options granted	897,850	4.78
Options exercised	(127,354)	1.19
Options canceled/expired	(490,975)	8.23

Outstanding at December 31, 2002	3,766,983	6.74
Options granted	594,400	4.04
Options exercised	(233,493)	5.34
Options canceled/expired	(300,543)	7.19

Outstanding at December 31, 2003	3,827,347	$6.37

	Options Outstanding			Options Exercisable

	Number Outstanding	Weighted-Average		Number Exercisable
	At	Remaining Contractual	Weighted-Average	At	Weighted-Average
Price Range	December 31, 2003	Life (Years)	Exercise Price	December 31, 2003	Exercise Price

$0.20-$0.20	75,611	2.9	$0.20	75,611	$0.20
1.52-2.28	55,344	8.3	2.04	19,023	2.02
2.35-3.25	377,483	9.0	2.56	78,537	2.59
3.63-5.38	1,672,596	6.5	4.65	1,277,845	4.75
5.46-8.13	804,542	7.1	6.24	534,664	6.17
8.25-10.94	643,292	7.1	10.59	443,294	10.80
14.24-20.09	158,174	3.9	16.40	158,174	16.40
21.51-29.89	40,305	2.9	26.44	40,305	26.44

$0.20-$29.89	3,827,347	6.8	$6.37	2,627,453	$6.88

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

	2003	2002

June	50,631	24,142
December	22,940	51,157

SFAS 123

      We have adopted the disclosure-only provisions of SFAS 123. In accordance with SFAS 123, the fair value of each grant under its plans was determined by using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,

	2003	2002	2001

Risk-free interest rate	2.45%	3.86%	4.59%
Expected dividend yield	0.00%	0.00%	0.00%
Expected lives	48 months	48 months	48 months
Expected volatility	0.93	1.02	1.02
Weighted-average fair value of grants	$4.04	$4.78	$9.13

Warrants

      On February 9, 1999, we completed a $14,500 private equity transaction. In connection with the financing, we issued to a related party five-year warrants to purchase 79,030 shares of common stock at an exercise price of $7.45 per share. These warrants were exercised during November 2003 using a net issuance provision resulting in the issuance of 12,997 shares.

      On February 8, 2000, we closed a $7,000 subordinated term loan with a syndicate of lenders to finance operations (see Note 5). We issued warrants to the lenders to purchase 223,253 shares of common stock at a weighted-average exercise price of $4.70 per share. The warrants were exercisable upon issuance and expire in 2007. None of these warrants had been exercised as of December 31, 2003. In January 2004, 122,670 of these warrants were exercised using a net issuance provision resulting in the issuance of 41,677 shares.

      On November 14, 2000, we completed a $43,000 private equity transaction with a subsidiary of Hoffmann-La Roche (“Roche”) in terms of which Roche acquired 5,000,000 shares of our common stock for $8.00 per share. Additionally, Roche simultaneously acquired, for an aggregate purchase price of $3,000, warrants to purchase an additional 5,000,000 shares at strike prices ranging from $10.00 to $15.00 per share. The proceeds from the sale of these warrants were recorded as additional paid-in capital. The warrants were not exercised and expired in November 2003 pursuant to their terms.

      As of December 31, 2003, there were 223,253 warrants outstanding with a weighted-average exercise price of $4.70. 122,670 of these warrants were exercised in January 2004 and the balance of 100,583 warrants expires in January 2007.

TRIPATH IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share amounts)

Common Stock Reserved for Future Issuance

      At December 31, 2003, we have reserved authorized shares of common stock for future issuance as follows:

December 31,
2003

Outstanding stock options	3,827,347
Possible future issuance under equity incentive plans	1,110,461
Possible future issuance under Employee Stock Purchase Plan	851,129
Common stock warrants	223,253

Total shares reserved	6,012,190

Deferred Compensation

      In accordance with APB 25, for stock options and restricted stock grants granted at exercise prices below the deemed fair value, we record deferred compensation expense for the difference between the exercise price of the shares and the deemed fair value. The amounts are amortized over the vesting period of the individual options, generally 48 months. Amortization of deferred compensation amounted to $26, $39 and $89 during 2003, 2002 and 2001, respectively. We adjusted the deferred compensation amount by $35 to reflect the cancellation of options granted to terminated employees in 2002.

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

Factors Management Used to Identify the Company’s Reportable Segments

      Our reportable segments are business units that offer or seek to develop different products and services. The reportable segments are each managed separately because they do or seek to develop and commercialize distinct products. The segments operate as separate entities.

Results by Segment

      The results, by segment, for 2003, 2002 and 2001 follow:

TRIPATH IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share amounts)

	2003

	Commercial	TriPath
	Operations	Oncology	Total

Revenues	$53,631	$133	$53,764
Cost of revenues	18,361	16	18,377

Gross profit	35,270	117	35,387
Operating expenses:
Research and development	2,319	6,542	8,861
Regulatory	4,763	671	5,434
Sales and marketing	17,318	1,006	18,324
General and administrative	7,264	4,423	11,687

	31,664	12,642	44,306

Operating income (loss)	$3,606	$(12,525)	$(8,919)

	2002

	Commercial	TriPath
	Operations	Oncology	Total

Revenues	$37,485	$—	$37,485
Cost of revenues	14,922	—	14,922

Gross profit	22,563	—	22,563
Operating expenses:
Research and development	1,764	5,770	7,534
Regulatory	2,206	519	2,725
Sales and marketing	18,864	986	19,850
General and administrative	6,245	4,691	10,936

	29,079	11,966	41,045

Operating loss	$(6,516)	$(11,966)	$(18,482)

	2001

	Commercial
	Operations	TriPath Oncology
	Full year	July to December	Total

Revenues	$27,017	$—	$27,017
Cost of revenues	13,096	—	13,096

Gross profit	13,921	—	13,921
Operating expenses:
Research and development	4,779	1,079	5,858
Regulatory	1,970	—	1,970
Sales and marketing	18,464	221	18,685
General and administrative	10,092	—	10,092

	35,305	1,300	36,605

Operating loss	$(21,384)	$(1,300)	$(22,684)

      All revenues were from external customers. There were no inter-segment revenues. Sales to external customers in the TriPath Oncology segment were $133 during 2003 and were attributable to services sold.

TRIPATH IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share amounts)

Sales to external customers in the Commercial Operations segment for the years ended December 31, 2003, 2002 and 2001, include the following:

	2003	2002	2001

Instruments	$7,528	$6,495	$10,236
Reagents	39,013	24,730	10,914
Fee-per-use and other	7,090	6,260	5,867

Total revenues	$53,631	$37,485	$27,017

      At December 31, 2003, we had accounts and notes receivable of $2,036 from a company which disclosed to us its intention to exit the cervical cytology business. The contract we had with this customer was a multi-year agreement that included commitments for reagents and disposables. As we were unable to reach a mutually acceptable settlement through negotiations, we filed suit against that company in February 2003 in state court in North Carolina to enforce our rights under the agreement. In February 2004, we settled the dispute pursuant to a confidential settlement agreement. As a result of the payments that we have received and are entitled to receive under the settlement and the reserve that we established when the dispute arose, we are not required to record a charge against revenues.

      The Commercial Operations segment had depreciation and amortization expense of $4,128, $3,735 and $3,888 for the 2003, 2002 and 2001 financial years, respectively. The TriPath Oncology segment had depreciation expense of $228 and $126 for the 2003 and 2002 financial years respectively. During 2001 our TriPath Oncology segment also received $6,198 in deferred R&D funding from BD, which is being amortized against such expenses over thirty months on a straight-line basis. In 2003, 2002 and 2001, respectively, $2,479, $2,479 and $1,033 of amortization was recorded against R&D expense. Purchases of property and equipment by the Commercial Operations segment for 2003, 2002 and 2001 were $61, $1,430 and $775, respectively. For TriPath Oncology, purchases of property and equipment for 2003, 2002 and 2001 were $85, $821 and $161, respectively. The TriPath Oncology segment had total assets of $1,849 as of December 31, 2003 and the Commercial Operations segment total assets of $64,079.

Geographic Area Data

      Our Commercial Operation’s domestic revenues are generated primarily by direct sales activities. Beginning in October 2000, the segment began a planned expansion of its field sales forces, which included the building of a physician directed sales force. International revenues continue to be derived primarily through distributors and were most predominant in Canada, various European countries, including Belgium, Denmark, Germany, Switzerland and the United Kingdom, and China, Hong Kong and Japan in the Far East. International revenues accounted for 27%, 32% and 23% of total revenues during 2003, 2002 and 2001, respectively. Our largest customer accounted for 6% of total revenue in 2003. In 2002 and 2001, the respective largest customers accounted for 8% and 11% of total revenue.

9.	Related Party Transactions

      We have a temporary arrangement with BD, a shareholder, for leasing a portion of BD’s facility in Research Triangle Park, North Carolina (“RTP”). Total rent paid to BD amounted to $46, $130 and $5 during 2003, 2002 and 2001, respectively. This arrangement continued, primarily for use of BD’s animal laboratory facilities, though on a much-reduced scale after TriPath Oncology occupied its new space in the RTP area of North Carolina in July of 2002. We also recovered certain R&D expenses from BD, which were incurred by TriPath Oncology on behalf of BD in terms of our arrangement with BD. These recoveries were

TRIPATH IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share amounts)

set-off against R&D expenses in our TriPath Oncology segment and amounted to $3,156 and $1,480 in the 2003 and 2002 financial years, respectively.

      A loan of $27 made to an Officer of the Company and included in Notes Receivable at December 31, 2002 was repaid in full during the 2003 financial year.

10.	Employee Benefits

      We maintain qualified 401(k) Retirement Plans covering substantially all employees that provide for voluntary salary deferral contributions. Total expense for the plans, including employer contributions, amounted to $435, $336 and $263 during 2003, 2002 and 2001, respectively.

      Since January 1, 2002, we began offering to employees a qualified Employee Stock Purchase Plan covering substantially all employees that provide for voluntary salary deferral contributions for the purchase of our stock subject to the provisions of the Plan. There was no expense associated with this plan recorded in 2003 or 2002.

11.	Contingencies

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

      On June 16, 2003, Cytyc filed an action in the United States District Court for the District of Massachusetts seeking a declaration that our patents are invalid and that its ThinPrep Imaging System does not infringe our patents. Cytyc is not claiming in either of its actions that our FocalPoint or any of our other products infringe any of its patents. On October 30, 2003, our motion to dismiss Cytyc’s complaint on jurisdictional grounds was denied without any findings on the merits of the case. Accordingly, on November 10, 2003, we filed our answer to Cytyc’s complaint, which included a counterclaim for infringement of our patents by Cytyc’s ThinPrep Imaging System.

      On January 5, 2004, the district court in Massachusetts entered an order consolidating the North Carolina and Massachusetts lawsuits into a single action. The consolidated case is currently in the discovery phase and no trial date has been set. We anticipate that a trial will be scheduled sometime in 2005 based on the current case schedule. At this time, because of the early stage of the case, we are unable to predict its ultimate outcome. Similarly, we are unable to predict the potential effect on our business and results of operations that any outcome may ultimately have.

      The case number for the action transferred from North Carolina to Massachusetts is 1:03-CV-12630-DPW and the case number for the consolidated Massachusetts action is 1:03-CV-11142-DPW. The case numbers are for reference only and the corresponding pleadings are expressly not incorporated into this document by reference.

      Furthermore, in the ordinary course of business, we are the subject of, or party to, various pending or threatened claims and litigation. In the opinion of management, settlement of such claims and litigation will not have a material effect on our operations or financial position.

TRIPATH IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share amounts)

12.	Quarterly Results of Operations (Unaudited)

2003	March 31	June 30	September 30	December 31

Revenues	$11,147	$13,252	$14,113	$15,252
Gross profit	7,269	8,621	9,308	10,189
Net loss	(2,350)	(2,655)	(1,609)	(1,924)
Net loss per common share (basic & diluted)(1)	$(0.06)	$(0.07)	$(0.04)	$(0.05)

2002	March 31	June 30	September 30	December 31

Revenues	$7,563	$9,132	$9,826	$10,964
Gross profit	4,316	5,340	5,940	6,967
Net loss	(5,301)	(5,418)	(4,280)	(3,065)
Net loss per common share (basic & diluted)(1)	$(0.14)	$(0.14)	$(0.11)	$(0.08)

(1)	The sum of per share earnings by quarter may not equal earnings per share for the year due to changes in average share calculations. This is in accordance with prescribed reporting requirements.