Form 10-Q
period 2004-03-31
TRIPATH IMAGING INC
filed 2004-05-10
CIK 1041426

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes (X) No (   )

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2004
Common Stock, $.01 par value	37,986,199

TriPath Imaging, Inc.

Note Regarding Trademarks

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

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TriPath Imaging, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$19,886	$20,954
Accounts receivable, net	13,561	13,650
Inventory, net	10,705	10,896
Other current assets	2,011	1,495

Total current assets	46,163	46,995
Customer use assets, net	7,026	6,634
Property and equipment, net	3,253	3,418
Other assets	419	488
Intangible assets	8,189	8,393

Total assets	$65,050	$65,928

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,703	$4,425
Accrued expenses	7,067	7,378
Deferred revenue and customer deposits	1,256	1,499
Deferred research and development funding	—	207
Current portion of debt	151	40

Total current liabilities	13,177	13,549
Long-term debt, less current portion	8	8
Stockholders’ equity:
Common stock, $0.01 par value; 98,000,000 shares authorized; 37,947,248 and 37,855,967 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	379	379
Additional paid-in capital	285,265	285,035
Deferred compensation	(19)	(52)
Accumulated deficit	(233,904)	(233,020)
Accumulated other comprehensive income	144	29

Total stockholders’ equity	51,865	52,371

Total liabilities and stockholders’ equity	$65,050	$65,928

See accompanying notes to condensed consolidated financial statements

TriPath Imaging, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three months ended
	March 31,
	2004	2003
Revenues	$15,510	$11,147
Cost of revenues	4,912	3,878

Gross profit	10,598	7,269
Operating expenses:
Research and development	2,334	1,957
Regulatory	1,074	1,183
Sales and marketing	4,929	4,106
General and administrative	3,222	2,528

	11,559	9,774

Operating loss	(961)	(2,505)
Interest income	83	168
Interest expense	(6)	(13)

Net loss	$(884)	$(2,350)

Net loss per common share (basic and diluted)	$(0.02)	$(0.06)

Weighted-average common shares outstanding	37,899	37,509

     See accompanying notes to condensed consolidated financial statements.

TriPath Imaging, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three months ended
	March 31,
	2004	2003
Operating activities
Net loss	$(884)	$(2,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,198	1,067
Gain on disposal of fixed assets	—	9
Amortization of deferred research and development	(207)	(620)
Change in operating assets and liabilities:
Accounts receivable	169	(666)
Inventory	(921)	(760)
Accounts payable and other current liabilities	(146)	(281)
Other	(690)	(893)

Net cash used in operating activities	(1,481)	(4,494)
Investing activities
Purchases of property and equipment	(3)	(62)
Other	(7)	196

Net cash (used in) provided by investing activities	(10)	134
Financing activities
Proceeds from debt	189	318
Proceeds from exercise of stock options	262	118
Payments on debt and leases	(78)	(750)

Net cash provided by (used in) financing activities	373	(314)
Effect of exchange rate changes on cash	50	(18)

Net decrease in cash and cash equivalents	(1,068)	(4,692)
Cash and cash equivalents at beginning of period	20,954	32,571

Cash and cash equivalents at end of period	$19,886	$27,879

See accompanying notes to condensed consolidated financial statements

TriPath Imaging, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)
March 31, 2004

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by TriPath Imaging, Inc. in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring accruals) that, in our opinion, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future periods. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K (File No. 0-22885) for the year ended December 31, 2003.

2.	Inventory

Inventory consists of the following:

	March 31,	December 31,
	2004	2003
Raw materials	$5,914	$6,226
Work-in-process	2,425	1,925
Finished goods	2,366	2,745

	$10,705	$10,896

Instruments	$9,472	$9,758
Reagents and consumables	1,233	1,138

	$10,705	$10,896

For the three months ended March 31, 2004 and 2003, reclassifications of $1,113 and $1,445, respectively, occurred between customer-use assets, property and equipment, and inventory.

3.	Net Loss Per Share of Common Stock

Per share information is based upon the weighted-average number of shares of common stock outstanding during the period. We incurred losses during all periods presented. As a result, 4,037,853 options and warrants were not used to compute diluted loss per share since the effect would be anti-dilutive. Accordingly, there is no difference between basic and diluted loss per share in the periods presented.

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

4.	Long-Term Debt

In connection with a term loan which was fully repaid in 2003, we issued to the lenders warrants to purchase 223,253 shares of our common stock. Using a Black-Scholes pricing model, the warrants were valued upon issuance at $675, which represented non-cash debt issuance costs. These warrants, which expire in 2007, were recorded as additional paid-in capital and the resulting debt issuance costs were amortized on a straight-line basis to interest expense over the three-year term of the loan. That amortization has been completed. These warrants have a weighted average exercise price of $4.70 and were exercisable upon issuance. In January 2004 122,670 of these warrants were exercised using the net issuance feature contained in such warrants resulting in the issuance of 41,677 shares of common stock.

5.	Lines of Credit

In January 2004, we renewed our working capital facility with Silicon Valley Bank and increased the amount of the line to $7,500. The outstanding balance is limited to an amount equal to 80% of eligible accounts receivable if certain financial covenants are not met, all of which have been met. The current line commitment expires on January 28, 2005. The line bears interest at the bank’s prime rate plus 1/2% and is collateralized by substantially all of our assets. The line of credit carries customary covenants, including the maintenance of a minimum modified quick ratio and other requirements. We had no outstanding borrowings under this agreement at March 31, 2004.

During August 2002, we obtained a $1,500 lease line of credit from Bank of America. Amounts used under this lease line are secured by a letter of credit against our line of credit with Silicon Valley Bank discussed above. Assets leased under this lease line carry three-year lease terms for items acquired under it and financing charges based on three-year constant Treasury Maturities. The lease line was used as an alternative source of capital to secure operating leases for assets, primarily equipment. As of March 31, 2004, assets with an original cost of $1,286 were leased under this lease line. As the lease line has expired, no further assets will be leased under this line of credit.

During April 2003, we obtained a $2,500 lease line of credit from General Electric Capital Corporation. This lease line carries three-year lease terms for items acquired under it and financing charges based on the fixed basic term lease rate factor. The lease line will be used as an alternative source of capital to secure operating leases for assets, primarily equipment. As of March 31, 2004, assets with an original cost of $820 were leased under this lease line. In March 2004, this line was renewed for $2,000 (in addition to amounts for assets already leased under the line). Terms of the new line are substantially the same as the expiring line. The primary difference is that lease terms under the new line range from 30 to 36 months.

6.	Other Liabilities and Commitments

On July 31, 2001, we entered into a series of agreements with Becton, Dickinson and Company (“BD”) to develop and commercialize tests for malignant melanoma and cancers of the cervix, breast, ovary and prostate using genomic and proteomic markers identified at Millennium Pharmaceuticals, Inc. (“Millennium”). We have accounted for the transaction in accordance with the provisions of SFAS No. 68, “Research and Development Arrangements.” In connection with the transaction, we recorded $6,198 in deferred

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

research and development (“R&D”) funding, which was amortized against such expenses over thirty months on a straight line basis. During the three months ended March 31, 2004 and 2003, respectively, we recorded $207 and $620 of amortization against R&D expense. This deferred R&D funding was fully amortized as of March 31, 2004.

During 2001, we entered into a contract with a vendor in Switzerland to purchase a minimum of 300 and up to 525 base units for our PrepStain instrument. We committed to purchase at least 300 complete units by December 31, 2004, and to the extent that we purchase less than 525 complete units, we will be obligated to purchase component parts for the balance. At March 31, 2004 we had taken delivery of 265 complete base units. Our remaining commitment under this contract approximates $2,764 based on the exchange rate in effect at March 31, 2004.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” (“SFAS 148”), which amends the disclosure requirements of FASB Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results (see below).

Had compensation cost for our stock options been determined based on the fair value at the date of grant consistent with the provisions of SFAS 123 and 148, with respect to our Equity Incentive Plan and our Employee Stock Purchase Plan, our pro forma net loss and net loss per share would have been as follows:

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2004	2003
Net loss, as reported	$(884)	$(2,350)
Stock-based compensation included in reported net loss	3	7
Stock-based compensation expense under fair value based method for all plans	(1,046)	(810)

Pro forma net loss	$(1,927)	$(3,153)

Net loss per common share (basic & diluted):
As reported	$(0.02)	$(0.06)
Pro forma	$(0.05)	$(0.08)

8.	Operations by Industry Segment

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

Results by Segment

The results, by segment, for the three months ended March 31, 2004 and 2003, are as follows:

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31, 2004
	Commercial	TriPath
	Operations	Oncology	Total
Revenues	$15,500	$10	$15,510
Cost of revenues	4,912	—	4,912

Gross profit	10,588	10	10,598
Operating expenses:
Research and development	521	1,813	2,334
Regulatory	944	130	1,074
Sales and marketing	4,768	161	4,929
General and administrative	2,126	1,096	3,222

Total operating expenses	8,359	3,200	11,559

Operating income (loss)	$2,229	$(3,190)	$(961)

	Three Months Ended March 31, 2003
	Commercial	TriPath
	Operations	Oncology	Total
Revenues	$11,014	$133	$11,147
Cost of revenues	3,862	16	3,878

Gross profit	7,152	117	7,269
Operating expenses:
Research and development	517	1,440	1,957
Regulatory	1,038	145	1,183
Sales and marketing	3,921	185	4,106
General and administrative	1,529	999	2,528

Total operating expenses	7,005	2,769	9,774

Operating income (loss)	$147	$(2,652)	$(2,505)

All sales were generated from external customers. There were no inter-segment revenues. Sales to external customers in the TriPath Oncology segment were $10 and $133 during the three months ended March 31, 2004 and 2003, respectively, and were attributable to services sold. Sales to external customers in the Commercial Operations segment for the three months ended March 31, 2004 and 2003, include the following:

	Three Months Ended March 31,
	2004	2003
Instruments	$1,747	$1,077
Reagents	11,502	8,372
Fee-per-use and other	2,251	1,565

Total sales	$15,500	$11,014

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

At December 31, 2003, we had accounts and notes receivable of $2,036 from a company which disclosed to us its intention to exit the cervical cytology business. The contract we had with this customer was a multi-year agreement that included commitments for reagents and disposables. As we were unable to reach a mutually acceptable settlement through negotiations, we filed suit against that company in February 2003 in state court in North Carolina to enforce our rights under the agreement. In February 2004, we settled the dispute pursuant to a confidential settlement agreement. As a result of the payments that we have received and are entitled to receive under the settlement and the reserve that we established when the dispute arose, we are not required to record a charge against revenues. To date, both parties have complied with the settlement agreement.

Depreciation and amortization expense for the three months ended March 31, 2004 and 2003 amounted to $1,141 and $1,012, respectively, for the Commercial Operations segment and $57 and $55, respectively, for the TriPath Oncology segment. The TriPath Oncology segment also amortized $207 and $620, respectively, of deferred R&D funding against R&D expenses for each of the three-month periods ended March 31, 2004 and 2003.

As of March 31, 2004, the TriPath Oncology segment had total assets of $1,292 and the Commercial Operations segment had total assets of $63,758.

Geographic Area Data

Our Commercial Operation’s domestic revenues are generated primarily by direct sales activities. International revenues continue to be derived primarily through distributors. For the three months ended March 31, 2004 and 2003, international revenues accounted for 29% and 26%, respectively, of total revenues.

9.	Contingencies

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

On June 16, 2003, Cytyc filed an action in the United States District Court for the District of Massachusetts seeking a declaration that our patents are invalid and that its ThinPrep Imaging System does not infringe our patents. Cytyc is not claiming in either of its actions that our FocalPoint or any of our other products infringe any of its patents. On November 10, 2003, we filed our answer, which included a counterclaim for infringement of our patents by Cytyc’s ThinPrep Imaging System.

On January 5, 2004, the district court in Massachusetts entered an order consolidating the two lawsuits into a single action. On April 30, 2004, the district court granted us leave to amend our complaint and

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

answer in the consolidated action to assert infringement against Cytyc’s ThinPrep Imaging System under two additional patents. The consolidated case is currently in the discovery phase and no trial date has been set. We anticipate that a trial will be scheduled sometime in 2005 based on the current case schedule. At this time, because of the early stage of the consolidated proceedings, we are unable to predict the ultimate outcome. Similarly, we are unable to predict the potential effect on our business and results of operations that any outcome may ultimately have.

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

10.	Recently Issued Accounting Standards

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”), which requires a new approach in determining if a reporting entity should consolidate certain legal entities, including partnerships, limited liability companies, or trusts, among others, collectively defined as variable interest entities, or “VIE’s.” A legal entity is considered a VIE if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties. If the legal entity is a VIE, then the reporting entity that is the primary beneficiary must consolidate it. Even if a reporting entity is not obligated to consolidate a VIE, then certain disclosures must be made about the VIE if the reporting entity has a significant variable interest. Certain transition disclosures are required for all financial statements issued after January 31, 2003. The adoption of FIN 46 had no impact on our results of operations or financial position for the three months ending, nor as of, March 31, 2004.

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

     Our Commercial Operations is a commercial engine organized to grow sales, drive margin and generate cash. TriPath Oncology is the development engine of a broad based gene discovery program created to develop new molecular diagnostic and pharmacogenomic products for the early detection and clinical management of cancer. Our revenues are, by-and-large, generated today through our Commercial Operations from the sale of our cervical cytology screening products. Although we do not expect that the products and services that we are developing in TriPath Oncology will materially impact revenues in 2004 and 2005, we do believe that beginning in 2006 sales related to products developed by TriPath Oncology may significantly impact our growth going forward.

Commercial Operations

     We generate revenue from the sale, rental and lease of PrepStain systems and from the sale of the related SurePath and PrepStain test kits, comprised of proprietary reagents and other disposables. We also generate revenue from the direct sale of FocalPoint systems and from the placement of FocalPoint systems under fee-per-use contracts. Additionally, we generate revenue from service contracts on PrepStain and FocalPoint systems. Finally, we generate revenue from the sale and rental of our SlideWizard line of products and from service contracts on these products.

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

     The goal of our molecular oncology program is to use new discoveries in genomics and proteomics research to develop and commercialize diagnostic and pharmacogenomic products and services to improve the early detection and clinical management of certain types of cancer. We have active programs in development seeking to create tests to identify individuals with certain types of cancer at the earliest possible stage of the disease, provide individualized predictive and prognostic information, guide treatment selection for patients with cancer, and predict disease recurrence. The core products and services we are developing will be based upon genomic and proteomic markers that were identified through discovery research conducted at Millennium under its research and development agreement with BD as well as other markers that have been or may be identified independently of that agreement.

     We are also leveraging our proprietary imaging technology in an effort to develop new collaborations to expand our commercial opportunities.

     TriPath Oncology is not expected to generate any significant revenue until 2006, and, consequently, will continue to incur expenses in excess of revenues generated.

Challenges

     In 2004, the challenges and risks we face are familiar on some fronts and new on others. Some historical challenges and risks that still face us in 2004 include the competitive pressure from Cytyc Corporation. We have made measurable strides in the cervical cytology marketplace, but we have more ground to gain. Balancing existing cash reserves against effective marketing and selling programs continues to be one of our prime areas of focus. Additionally, successful movement of three product offerings through the clinical trial and FDA approval processes is a challenge we face in 2004. If we are able to obtain FDA approval for (i) use of our SurePath product with alternate collection devices, (ii) our FocalPoint GS system and (iii) use of our preservative solution to collect specimens for use in Digene’s Hybrid Capture HPV test, we will have additional opportunities to address the cervical cytology market competitively. There can be no assurance that we will obtain FDA approval for these product offerings.

     The new challenges and risks that we face in 2004 primarily reflect the progress we have made in our molecular diagnostics development programs to date and the fact that some of these programs will now move into the next stages of development and commercialization. In 2003, we completed the marker discovery for all of our cancer development programs, including cancer of the breast, cervix, ovary, and prostate and completed the transfer of breast staging, cervical staging, ovarian screening and breast screening markers. We made significant progress in translating the cervical, breast, and ovarian markers into assay reagents, and developed functional prototype assays to evaluate each marker’s clinical performance. In 2004, we face the challenge of optimizing our cervical and breast staging assays, release of the resultant assays for external research, and initiation of the process to gain regulatory approval for the sale of these assays. We also face the challenges and risks associated with selection of the final marker panel for screening for ovarian cancer, for continuing clinical studies related to our melanoma staging product, and for preparation of our facilities and operations for manufacture of the molecular diagnostic products that we are developing. We also intend to seek and develop additional markers as opportunities arise.

Developments

In the first quarter of 2003, we entered into an agreement with Quest Diagnostics Incorporated (“Quest Diagnostics”) to introduce our cervical cancer screening products in select locations. Quest Diagnostics completed an evaluation process of these products in late 2003. Early in the second quarter of 2004, on the strength of the outcome of this evaluation, we entered into a new multi-year agreement with Quest Diagnostics. Under this agreement, Quest Diagnostics uses our i3 Series integrated solution, including the SurePath product and the PrepStain system, and is finalizing its evaluation of the FocalPoint system for use in its operations. During the term of the agreement, we will work together with Quest Diagnostics to expand the use of our products by educating physicians about the benefits of our technology.

In connection with the new agreement, we issued Quest Diagnostics incentive warrants with respect to an aggregate of 4,000,000 shares of our common stock as follows: a three-year warrant exercisable immediately for 800,000 shares at an exercise price of $9.25 per share; a three-year warrant exercisable upon achievement of a certain milestone for 200,000 shares at an exercise price of $10.18 per share; a three-year warrant exercisable upon achievement of a certain milestone for 500,000 shares at an exercise price of $10.64 per share; a four-year warrant exercisable upon achievement of a certain milestone for 1,000,000 shares at an exercise price of $11.56 per share; and a four-year warrant exercisable upon achievement of a certain milestone for 1,500,000 shares at an exercise price of $12.03 per share. The milestones all are based on the volume of SurePath tests purchased by Quest Diagnostics within specified time periods. In addition, the warrants permit exercise on a net issuance basis and are subject to a lock-up provision, which prohibits sales and other transfers of the underlying shares for a period of two years and subjects sales for an additional one year thereafter to certain limitations.

During the first quarter of 2003, we initiated clinical trials in the U.S., under a binding agreement protocol with the FDA to collect data in support of an application for U.S. approval for our FocalPoint GS system. We continue to collect specimens and analyze both new and existing data as required by our binding agreement protocol with the FDA. We anticipate completing this trial in the first half of 2004. There can be no assurance that our FocalPoint GS system will demonstrate clinical efficacy or receive the required regulatory approvals, when anticipated, if at all.

During the second quarter of 2003, we initiated data collection to support a submission to the FDA for approval for humanpapilloma virus (HPV) testing using the Digene Hybrid Capture® HPV Test on cells collected using our SurePath Test Pack. We expect to make a submission to the FDA containing the results from this clinical trial in the first half of 2004. There can be no assurance that our submission will be made within this timeframe or will receive the required regulatory approvals, when anticipated, if at all.

Litigation with Cytyc Corporation

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

On June 16, 2003, Cytyc filed an action in the United States District Court for the District of Massachusetts seeking a declaration that our patents are invalid and that its ThinPrep Imaging System does not infringe our patents. Cytyc is not claiming in either of its actions that our FocalPoint or any of our other products infringe any of its patents. On November 10, 2003, we filed our answer, which included a counterclaim for infringement of our patents by Cytyc’s ThinPrep Imaging System.

On January 5, 2004, the district court in Massachusetts entered an order consolidating the two lawsuits into a single action. On April 30, 2004, the district court granted us leave to amend our complaint and answer in the consolidated action to assert infringement against Cytyc’s ThinPrep Imaging System under two additional patents. The consolidated case is currently in the discovery phase and no trial date has been set. We anticipate that a trial will be scheduled sometime in 2005 based on the current case schedule. At this time, because of the early stage of the consolidated proceedings, we are unable to predict the ultimate outcome. Similarly, we are unable to predict the potential effect on our business and results of operations that any outcome may ultimately have.

The case number for the action transferred from North Carolina to Massachusetts is 1:03-CV- 12630-DPW and the case number for the consolidated Massachusetts action is 1:03-CV-11142-DPW. The case numbers are for reference only and the corresponding pleadings are expressly not incorporated into this document by reference.

Critical Accounting Estimates

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, we identified our judgments and assumptions with respect to revenue recognition, allowance for doubtful accounts receivable, inventory and valuation of long-lived and other intangible assets as most critical to the accounting estimates used in the preparation of our financial statements. We reviewed our policies and estimates and determined that those policies require the most critical judgments and assumptions for the three months ended March 31, 2004. We did not make any changes in those policies during the quarter.

Results of Operations
(In thousands, except share and per share amounts)

Three Months Ended March 31, 2004 and March 31, 2003

Revenues – Total revenues for the first quarter of 2004 were $15,510, representing an increase of 39.1%, compared to revenues of $11,147 in the first quarter of 2003.

Revenues for the first quarter of 2004 in our Commercial Operations segment were $15,500, representing an increase of 40.7%, compared to revenues of $11,014 in the first quarter of 2003. TriPath Oncology had $10 of revenues in the first quarter of 2004, compared with $133 in the same period of 2003. The net increase in Commercial Operations revenues was primarily due to an increase in reagent sales of $3,130, or 37.4%, and an increase in sales of instruments of $670, or 62.1%, during the first quarter of 2004 compared to the first quarter of 2003. Other revenues, consisting primarily of fee-per-use sales, service on system placements, sales of non-instrument related SlideWizard products, various consumable products, freight and royalties, increased approximately $686 during the first quarter of 2004 compared to the first quarter of 2003, largely attributable to service, FocalPoint fee-per-use, various consumable product and freight revenues.

In the first quarter of 2004, reagent revenues increased by $3,130, or 37.4%, versus the first quarter of 2003. Domestic sales of our SurePath and PrepStain reagents increased $2,526, or 40.1%, and international sales increased $604, or 29.1%, over the same period in 2003. Worldwide, we shipped 37 PrepStain instruments, including 12 sales and 25 reagent rentals in the first quarter of 2004. In the U.S., we placed 24 PrepStain instruments with new and existing customers, 23 of which were reagent rentals. During the first quarter of 2004, we gained 12 new laboratory customers in the U.S. Revenues from domestic sales of reagents and disposables increased by 0.5% from the fourth quarter of 2003. Domestic sales of reagents were particularly low in January but rebounded strongly by March. Domestic sales in units increased by 0.3% from the fourth quarter of 2003 and by 39.6% from the first quarter of 2003. Our SurePath Test Pack share of the domestic Pap smear testing market in the U.S. was approximately 11.5% as of the end of the first quarter of 2004 versus 8.3% as of the end of the first quarter of 2003.

We continue to believe that there is an ongoing U.S. market shift toward liquid-based Pap smear testing. As we have pointed out in the past, FocalPoint was not FDA approved to screen SurePath thin-layer slides until the fourth quarter of 2001 and, therefore, could only initially be used for the screening of conventional Pap smears in the U.S. Since receiving FDA approval in October 2001 to screen SurePath thin-layer slides on FocalPoint, we have leveraged our combined product to drive sales of reagents and disposables. We continue to expect to realize the results from our combined product throughout 2004 and beyond.

Instrument revenues increased $670, or 62.1%, for the first quarter of 2004 over the first quarter of 2003. Sales of PrepStain instruments worldwide were essentially flat, increasing by only $7, or 1.3% for the first quarter of 2004 over the first quarter of 2003, including a domestic decrease of $67 offset by an increase of $74 internationally. Worldwide sales of FocalPoint systems increased approximately $645, or 118.5%, during the first quarter of 2004 over the first quarter of 2003, with a domestic decrease of $108 offset by an international increase of $753, or 440.1%. Overall, FocalPoint slide profilers were placed with two new customers in the U.S. during the quarter. This brings the total of FocalPoint slide profiler customers in the U.S. to 55, representing 88 instruments. Approximately 67% of FocalPoint customers in the U.S. utilize our integrating software to process both conventional Pap smears and SurePath slides. Sales related to our Extended SlideWizard instruments increased $18 between the two comparable quarters.

Other revenues increased $686, or 43.8%, from the first quarter of 2003 to the first quarter of 2004. The major components of this overall increase were service revenue increases of $238, or 74.1% compared with the first quarter of 2003; fee-per-use revenue increases of $126, or 27.9% compared with the first quarter of 2003; and increases of $274, or 50.8%, in sales of miscellaneous PrepStain and reagent related accessories. Other net increases amounted to $48 and were mainly freight related.

Gross Margin - Gross margin for the first quarter of 2004 was 68.3%, an increase from 65.2% in the comparable period of 2003. This resulted in increased gross profit of $3,329, or 45.8%, between the comparable quarters. Gross margin increased as the result of continued growth in higher margin reagent and disposable sales, higher product prices to new accounts, and lean-based efficiencies in our manufacturing operations.

Research and Development - Research and development expenses include salaries and benefits of scientific and engineering personnel, testing equipment, relevant consulting and professional services, components for prototypes and certain facility costs. Total research and development expenses for the first quarter of 2004 were $2,334, a 19.3% increase from $1,957 in the first quarter of 2003.

These expenses at TriPath Oncology increased by $373, or 25.9%, from $1,440 in the first quarter of 2003 to $1,813 in the first quarter of 2004 and reflect the imaging research and development activities around our instrument platforms for our molecular diagnostic programs and the incremental expenses related to the development of our molecular diagnostic markers, reagents and assays. The increase largely reflects the loss of the amortization of a deferred credit that we have been recording as a credit to expense over the 30 months ended January 2004, when this credit expired. Whereas the first quarter of 2003 contained a credit of $620 against research and development expenses, the first quarter of 2004 reflected only $207 of such expense credit, resulting in an increase to expenses of $413. An increase in research and development expenses of $4, or 0.8% over the comparable quarter in 2003, was also recorded in the Commercial Operations segment.

Regulatory - Regulatory expenses include salaries and benefits of regulatory and quality personnel, costs related to clinical studies and submissions to the FDA, and relevant consulting services. Total regulatory expenses for the first quarter of 2004 were $1,074, a 9.2% decrease from $1,183 in the first quarter of 2003, as explained in more detail below.

Regulatory expenses in our Commercial Operations segment decreased by $94, or 9.1%, to $944, from $1,038 in the first quarter of 2003, while the decrease in our TriPath Oncology segment was $15, or 10.3% over the same period in 2003. The expenses in Commercial Operations are primarily attributable to activities surrounding several clinical trials, particularly the FocalPoint GS and HPV trials, while the expenses at TriPath Oncology are due to the initiation of activities designed to assess the clinical work required surrounding our new products under development.

Regulatory expenses will likely be higher during the second quarter of 2004 than in the first quarter as we continue efforts surrounding the expected completion of the FocalPoint GS and HPV trials.

Sales and Marketing – Sales and marketing expenses include salaries and benefits of sales, marketing, sales support and service personnel, and their related expenses. In addition, non-personnel-related expenses associated with marketing our products are also included in sales and marketing expenses. Total sales and marketing expenses for the first quarter of 2004 were $4,929, an increase of $823, or 20.0%, from $4,106 in the first quarter of 2003. This increase resulted from the implementation of various sales and marketing activities and to staffing several vacant positions in the sales, marketing and service areas.

Sales and marketing costs in our Commercial Operations segment for the first quarter of 2004 were $4,768, an increase of $847, or 21.6%, compared to the $3,921 in the corresponding quarter of 2003. At TriPath Oncology, these expenses reflected a decrease of $24, or 13.0%, between the first quarters of 2003 and 2004.

General and Administrative — General and administrative expenses include salaries and benefits for administrative personnel, legal and other professional fees and certain facility costs. Total general and administrative expenses for the first quarter of 2004 were $3,222, which represents an increase of $694, or 27.5%, versus $2,528 recorded in the same period in 2003.

Commercial Operations recorded general and administrative expenses of $2,126 in the first quarter of 2004, an increase of $597, or 39.0% compared to $1,529 recorded in the same quarter in 2003. This was primarily attributable to professional fees, principally litigation expenses. TriPath Oncology recorded general and administrative expenses of $1,096 in the first quarter of 2004, an increase of $97, or 9.7% compared to $999 recorded in the same quarter in 2003.

Interest Income and Expense — Interest income for the first quarter of 2004 was $83, a 50.6% decrease from $168 during the first quarter of 2003. This decrease was primarily attributable to lower invested cash balances. Interest expense also decreased 53.9% from $13 in the first quarter of 2003, to $6 in the first quarter of 2004. This decrease is primarily due to a lower balance of outstanding debt in the first quarter of 2004 compared to the first quarter of 2003.

Recently Issued Accounting Standards

In accordance with recently issued accounting pronouncements, we will be required to comply with certain changes in accounting rules and regulations. See Note 10 to the Condensed Consolidated Financial Statements included herein.

Liquidity and Capital Resources
(In thousands, except share and per share amounts)

Since our formation, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of $233,904 as of March 31, 2004. We have funded our operations primarily through the private placement and public sale of equity securities, debt facilities and product sales. We had cash and cash equivalents of $19,886 at March 31, 2004 compared with $20,954 at December 31, 2003.

We funded our operations in the first quarter of 2004 from cash and cash equivalents on hand and revenues from our Commercial Operations segment. Cash used in operating activities was $1,481 during the three months ended March 31, 2004 compared with $4,494 during the corresponding period of 2003. Negative operating cash flow during both periods was caused primarily by operating losses; however, during the first three months of 2003, operating cash used in the quarter was increased by a payment of $2,410, in settlement of a contingent liability. Capital expenditures were $3 during the three months ended March 31, 2004 and $62 during the corresponding period of 2003 primarily attributable to the purchase of machinery and equipment. We have no material commitments for capital expenditures. We have a material commitment for the purchase of PrepStain base units pursuant to a contract with a vendor in Switzerland. Our remaining commitment under this contract approximates $2,764 based on the exchange rate in effect as of March 31, 2004 (see Note 6 to the Consolidated Condensed Financial Statements).

During 2003 and in the first quarter of 2004, the continued depressed interest rates in the U.S. impacted amounts earned on our invested funds. This had been contrary to the fixed-rate nature of our borrowings and other term debt, though our most expensive term debt was retired during 2003. If this interest rate environment continues, and if we are required to incur additional fixed-rate debt, there may be a net negative impact on our cash relative to net interest income.

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

In January 2004, we renewed and increased our working capital facility with Silicon Valley Bank from $5,000 to $7,500. This facility will expire in January 2005. The entire amount of the line is available as long as certain financial covenants are met. If these covenants are not met, the available balance is limited to an amount equal to 80% of eligible accounts receivable. At March 31, 2004, we were entitled to borrow the full amount of the line. The line bears interest at the bank’s prime rate plus 1/2% and is collateralized by substantially all of our assets. The line of credit carries customary covenants, including the maintenance of a minimum modified quick ratio, minimum tangible net worth, and other requirements. We had no outstanding borrowings under this agreement at March 31, 2004, though the availability under the line of credit could provide additional funding if needed. We have no other long-term debt commitments and no off-balance sheet financing vehicles other than the lease line of credit discussed below and in Note 5 to the Condensed Consolidated Financial Statements.

During August 2002, we secured a $1,500 lease line of credit from Bank of America. This line is secured by a letter of credit against our line of credit with Silicon Valley Bank (see Note 5 to the Consolidated Financial Statements and below). This lease line of credit, which carries three-year lease terms for items acquired under it, is being used to secure operating leases for assets, primarily equipment. As of March 31, 2004, assets with an original cost of $1,286 were leased under this lease line. As this line has expired, no further assets will be leased under this line of credit.

In April 2003 we obtained a commitment for a $2,500 lease line of credit with General Electric Capital Corporation. This commitment, which carries three-year lease terms for items acquired under it, is used to secure operating leases for assets, primarily equipment. As of March 31, 2004, there were assets of $820 leased under this lease line. In March 2004, this line was renewed for $2,000 (in addition to amounts for assets already leased under the line). Terms of the new line are substantially the same as the expiring line. The primary difference is that lease terms under the new line range from 30 to 36 months.

Off-Balance Sheet Arrangements

We have no other long-term debt commitments and no off-balance sheet financing vehicles.

Outlook

In the fourth quarter of 2002, the Commercial Operations segment achieved breakeven operations for the first time. Our Commercial Operations segment continued its profitable performance for each quarter and for the entire year of 2003, as well as for the first quarter of 2004. We expect the Commercial Operations segment to continue to exhibit profitability in the remaining quarters of 2004, with the further expectation that the entire Company will experience profitable financial results in the second quarter of 2004 and beyond. This will depend on how quickly we are able to begin adding Quest Diagnostics business and the level and timing of investment in sales and marketing we choose to make to meet our immediate and longer-term growth goals. The excess cash flow generated from the Commercial Operations segment has been, and will continue to be utilized in part to fund the operations of our TriPath Oncology segment.

The TriPath Oncology segment is not expected to generate any significant revenue until 2006 and, consequently, will continue to incur expenses in excess of revenues generated. We anticipate that during 2004, the TriPath Oncology segment will incur approximately $1,400 to $1,600 of expenses per month as it moves toward completing the assay optimization stage of development of our cervical and breast staging assays, the release of the resultant assays for external research, initiation of the process to gain regulatory approval for the sale of these assays, selection of the final marker panel for screening for ovarian cancer, continuing clinical studies related to our melanoma staging product, and for preparation of our facilities and operations for manufacture of these molecular diagnostic products.

Our total operating expenses in 2003 were $44,300. Our projected 2004 operating expenses should fall in the range of $50,000 to $53,000 reflecting our intention to keep operating expenses in line with our expected top line growth. As a result of our agreement with Quest Diagnostics, we expect some increase in sales and marketing expense in the second quarter of 2004 and thereafter as activities under this agreement accelerate. As a result, operating expenses may increase beginning in the third quarter of 2004.

We believe that we can continue to manage our balance sheet to minimize the need for additional outside sources of cash in 2004. We expect that our capital expenditures for 2004 will again be under $1,000. We have a commitment for a $2,000 lease line of credit which will be utilized for equipment placed under operating leases. The expenses associated with these leases are anticipated in our operating expense projections for 2004. We believe that our existing cash, our expectation of generating positive cash flow by the end of 2004, anticipated additional debt and/or lease financing for internal use assets, rental placements of PrepStain and fee-per-use placements of FocalPoint will be sufficient to enable us to meet our future cash obligations for at least the next 12 months.

While it is possible that marketing and sales expenditures for the continued SurePath commercial rollout for gynecological uses in the United States, capital expenditures associated with placements of PrepStain units and FocalPoint fee-per-use instruments, and expenditures related to clinical trials, manufacturing, the TriPath Oncology segment and other administrative costs may increase, we anticipate that our future sales growth and the cost control measures we have implemented should allow us to avoid raising additional funds for operating purposes in the future. If, however, our existing resources prove insufficient to satisfy our liquidity requirements, or if we need cash for any non-routine purpose, we may need to raise additional funds through bank facilities, the sale of additional equity or debt securities or other sources of capital. In addition, we may opportunistically take advantage of favorable conditions in the capital markets and raise debt or equity publicly if such conditions are present and such financing is advisable. The sale of any equity or debt securities, if required, may result in additional dilution to our stockholders. We cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. Our failure to raise such financing, if needed, would have a material adverse effect on our liquidity and capital resources, business, financial condition and results of operations.

Certain Factors Which May Affect Future Operations and Results

This Management’s Discussion and Analysis contains contain forward-looking statements based on current expectations of our management. Generally, those forward-looking statements use words like “expect,” “believe,” “continue,” “anticipate,” “estimate,” “may,” “will,” “could,” “opportunity,” “future,” “project,” and similar expressions. Such statements are subject to risks and uncertainties, including those described below that could cause actual results to differ from those projected. The forward-looking statements include statements about our: projected timetables for the pre-clinical and clinical development of, regulatory submissions and approvals for, and market introduction of our products and services; expected future revenues, profitability, operations and expenditures; and projected cash needs. We caution investors not to place undue reliance on the forward-looking statements contained in this report, which speak only as the date hereof. We undertake no obligation to update these statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events, except as required by law.

Certain factors, among others, that could cause our actual results to differ materially from what is expressed in those forward-looking statements include the following:

-	we may be unable to increase sales and revenues at our historical rates;

-	we may not receive revenues when or in the amounts anticipated;

-	we may not achieve profitability when expected, if at all;

-	we may incur greater expenses than we expect generally and with our clinical trials and sales and marketing efforts specifically;

-	our clinical trials may take longer to complete than we expect and may be unsuccessful;

-	we may need to obtain additional financing in the future;

-	we may be unable to obtain and maintain adequate patent and other proprietary rights protection of our products and services;

-	we may be unable to comply with the extensive domestic and international governmental regulatory approval and review procedures to which the manufacture and sale of our products are subject, or lack the financial resources to bear the expense associated with such compliance;

-	our products may not be accepted by the market to the extent we expect and the frequency of use of our screening products may decline;

-	TriPath Oncology may be unable to successfully develop and commercialize diagnostic and pharmacogenomic oncology products and services when anticipated, if at all;

-	we may be unable to establish and maintain licenses, strategic collaborations and distribution arrangements;

-	we and laboratories using our products may not obtain adequate levels of third-party reimbursement for our products;

-	we may lack the financial resources necessary to further develop our marketing and sales capabilities domestically and internationally or to expand our manufacturing capability;

-	competition and technological, scientific and medical, changes may make our products or potential products and technologies less attractive, used less frequently, or obsolete;

-	our promotional discounts, sales and marketing programs and strategies may not have their expected effect; and

-	uncertainties resulting from the initiation and continuation of our litigation with a competitor could have a material adverse effect on our ability to continue our operations.

Some of these factors and others are discussed in more detail in Exhibit 99.1 “Factors Affecting Future Operating Results” to our Annual Report on Form 10-K for the year ended December 31, 2003, which exhibit is incorporated into this report by reference.

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

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, the “Exchange Act”) as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are currently engaged in litigation with Cytyc Corporation, as more fully described in Note 9 of the Condensed Consolidated Financial Statements and in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

See Exhibit Index immediately following the Signatures.

(b)	Reports on Form 8-K.

On February 5, 2004, we furnished a Current Report on Form 8-K dated as of February 5, 2004, to announce our anticipated results of operations for the quarter and fiscal year ended December 31, 2003.

TRIPATH IMAGING, INC.
FORM 10-Q
March 31, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIPATH IMAGING, INC.
DATE: May 10, 2004	BY: /s/ Stephen P. Hall
Stephen P. Hall
Senior Vice-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
3.1	Restated Certificate of Incorporation. Filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended June 30, 2002 (File No. 0-22885) and incorporated herein by reference.

3.2	Amended and Restated By-laws of the Company. Filed as Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended June 30, 2002 (File No. 0-22885) and incorporated herein by reference.

10.1	Warrant Purchase Agreement between the Company and Quest Diagnostics Incorporated, dated as of May 5, 2004. Filed herewith.

31.1	Certifications of the Chief Executive Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certifications of the Chief Financial Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.