Form 10-Q
period 2004-06-30
TRIPATH IMAGING INC
filed 2004-08-05
CIK 1041426

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes (X) No (  )

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2004
Common Stock, $.01 par value	38,045,299

TriPath Imaging, Inc.

Note Regarding Trademarks

We have registered trademarks in the United States for AutoCyte®, AutoCyte Quic®, AutoPap®, CytoRich®, ImageTiter®, PrepMate®, SlideWizard®, and TriPath Imaging®. We have pending U.S. trademark applications for i3 Series™, FocalPoint™, PrepStain™, SurePath™, TriPath Care Technologies™, and TriPath Oncology™. Foreign registrations are maintained for several of our trademarks in Australia, Canada, Chile, China, the European Union, Finland, Hong Kong, Indonesia, Israel, Japan, Malaysia, Norway, the Russian Federation, Singapore, South Africa, Sweden, Switzerland, Taiwan, Thailand and the United Kingdom. We have pending foreign trademark applications FocalPoint™, i3 Series™, PrepStain™, SurePath™, and TriPath Care Technologies™. In addition to trademark activity, we issue a copyright notice on all of our documentation and operating software. There can be no assurance that any trademarks or copyrights that we own will provide competitive advantages for our products or will not be challenged or circumvented by our competitors.

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TriPath Imaging, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$16,280	$20,954
Accounts receivable, net	15,201	13,650
Inventory, net	10,350	10,896
Deferred sales discount	779	—
Other current assets	2,245	1,495

Total current assets	44,855	46,995
Customer use assets, net	7,583	6,634
Property and equipment, net	2,828	3,418
Deferred sales discount	2,987	—
Other assets	441	488
Intangible assets	7,985	8,393

Total assets	$66,679	$65,928

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,199	$4,425
Accrued expenses	4,318	7,378
Deferred revenue and customer deposits	1,470	1,499
Deferred research and development funding	—	207
Current portion of debt	227	40

Total current liabilities	10,214	13,549
Long-term debt, less current portion	8	8
Stockholders’ equity:
Common stock, $0.01 par value; 98,000,000 shares authorized; 38,041,866 and 37,855,967 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	380	379
Additional paid-in capital	289,671	285,035
Deferred compensation	(16)	(52)
Accumulated deficit	(233,701)	(233,020)
Accumulated other comprehensive income	123	29

Total stockholders’ equity	56,457	52,371

Total liabilities and stockholders’ equity	$66,679	$65,928

See accompanying notes to condensed consolidated financial statements

TriPath Imaging, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues	$16,721	$13,252	$32,231	$24,399
Cost of revenues	5,001	4,631	9,913	8,509

Gross profit	11,720	8,621	22,318	15,890
Operating expenses:
Research and development	2,825	2,223	5,159	4,180
Regulatory	1,313	1,714	2,387	2,897
Sales and marketing	4,305	4,584	9,234	8,690
General and administrative	3,149	2,852	6,371	5,380

	11,592	11,373	23,151	21,147

Operating income/(loss)	128	(2,752)	(833)	(5,257)
Interest income	78	100	161	268
Interest expense	(3)	(3)	(9)	(16)

Net income/(loss)	$203	$(2,655)	$(681)	$(5,005)

Earnings/(loss) per common share
Basic	$0.01	$(0.07)	$(0.02)	$(0.13)
Diluted	$0.01	$(0.07)	$(0.02)	$(0.13)

See accompanying notes to condensed consolidated financial statements

TriPath Imaging, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six months ended
	June 30,
	2004	2003
Operating activities
Net loss	$(681)	$(5,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,405	2,142
Loss on disposal of fixed asset	—	9
Amortization of non-cash equity compensation	130	—
Amortization of deferred research and development	(207)	(1,240)
Change in operating assets and liabilities:
Accounts receivable	(1,513)	(1,603)
Inventory	(1,686)	(1,357)
Accounts payable and other current liabilities	(3,386)	(758)
Other	(731)	(1,319)

Net cash used in operating activities	(5,669)	(9,131)
Investing activities
Purchases of property and equipment	(26)	(109)
Other	(7)	196

Net cash (used in) provided by investing activities	(33)	87
Financing activities
Proceeds from debt	365	482
Proceeds from exercise of stock options	772	476
Payments on debt and leases	(178)	(935)

Net cash provided by financing activities	959	23
Effect of exchange rate changes on cash	69	(30)

Net decrease in cash and cash equivalents	(4,674)	(9,051)
Cash and cash equivalents at beginning of period	20,954	32,571

Cash and cash equivalents at end of period	$16,280	$23,520

See accompanying notes to condensed consolidated financial statements

TriPath Imaging, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)
June 30, 2004

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

2. Inventory

Inventory consists of the following:

	June 30,	December 31,
	2004	2003
Raw materials	$5,454	$6,226
Work-in-process	2,347	1,925
Finished goods	2,549	2,745

	$10,350	$10,896

Instruments	$8,859	$9,758
Reagents and consumables	1,491	1,138

	$10,350	$10,896

For the three months ended June 30, 2004 and 2003, reclassifications of $1,113 and $409, respectively, occurred between customer-use assets, property and equipment, and inventory. For the six months ended June 30, 2004 and 2003, reclassifications of $2,226 and $1,854, respectively, occurred between customer-use assets, property and equipment, and inventory.

3. Net Income/Loss Per Share of Common Stock

Per share information is based upon the weighted-average number of shares of common stock outstanding during the period. We incurred losses during all periods presented except during the second quarter of 2004. Consequently, except for the three months ended June 30, 2004, there is no difference in the method of calculating basic and diluted earnings per share. Basic earnings /(loss) per share is computed by dividing net earnings /(loss) by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding plus potentially dilutive shares, as if they had been issued at the beginning of the period

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

presented. Potentially dilutive common shares result from our outstanding stock options and warrants. Certain shares, attributable to certain stock options and warrants, were excluded from diluted earnings per share because their impact was antidilutive.

The following represents a reconciliation of the weighted average shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Basic
Assumed conversion of:	37,998,166	37,579,863	37,948,448	37,531,071
Stock options	1,386,194	—	—	—
Warrants	27,486	—	—	—

Diluted	39,411,846	37,579,863	37,948,448	37,531,071

The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	June 30,
	2004	2003
Stock options	1,016,248	—
Warrants	800,000	—

	1,816,248	—

4. Long-Term Debt

In connection with a term loan which was fully repaid in 2003, we issued to the lenders warrants to purchase 223,253 shares of our common stock. Using a Black-Scholes pricing model, the warrants were valued upon issuance at $675, which represented non-cash debt issuance costs. These warrants, which expire in 2007, were recorded as additional paid-in capital and the resulting debt issuance costs were amortized on a straight-line basis to interest expense over the three-year term of the loan. That amortization has been completed. The warrants were exercisable upon issuance. In January 2004, 122,670 of these warrants were exercised using the net issuance feature contained in such warrants resulting in the issuance of 41,677 shares of common stock. The remaining warrants outstanding, 100,583 in total, have a weighted average exercise price of $6.69.

5. Lines of Credit

In January 2004, we renewed our working capital facility with Silicon Valley Bank and increased the amount of the line to $7,500. The outstanding balance is limited to an amount equal to 80% of eligible accounts receivable if certain financial covenants are not met, all of which have been met. The current line commitment expires on January 28, 2005. The line bears interest at the bank’s prime rate plus 1/2% and is collateralized by substantially all of our assets. The line of credit carries customary covenants, including the maintenance of a minimum modified quick ratio and other requirements. We had no outstanding borrowings under this agreement at June 30, 2004.

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

During April 2003, we obtained a $2,500 lease line of credit from General Electric Capital Corporation (“GE Capital”). Individual lease schedules under this lease line carry three-year terms. Financing charges are based on the fixed basic term lease rate factor. The lease line is being used as an alternative source of capital to secure operating leases for assets, primarily equipment. In March 2004, this line was renewed for $2,000 (in addition to amounts for assets already leased under the line). Terms of the new line are substantially the same as the expiring line. The primary difference is that lease terms under the new line range from 30 to 36 months. As of June 30, 2004, assets with an original cost of $1,074 were leased under our lease lines with GE Capital. Future minimum lease payments under this lease line are $903.

During August 2002, we obtained a $1,500 lease line of credit from Bank of America. Amounts used under this lease line are secured by a letter of credit against our line of credit with Silicon Valley Bank discussed above. Assets leased under this lease line carry three-year lease terms. Financing charges are based on three-year constant Treasury Maturities. The lease line was used as an alternative source of capital to secure operating leases for assets, primarily equipment. As of June 30, 2004, assets with an original cost of $1,286 were leased under this lease line. Future minimum lease payments under this lease line are $638. As the lease line has expired, no further assets will be leased under this line of credit.

6. Other Liabilities and Commitments

On July 31, 2001, we entered into a series of agreements with Becton, Dickinson and Company (“BD”) to develop and commercialize tests for malignant melanoma and cancers of the cervix, breast, ovary and prostate using genomic and proteomic markers identified at Millennium Pharmaceuticals, Inc. (“Millennium”). We have accounted for the transaction in accordance with the provisions of SFAS No. 68, “Research and Development Arrangements.” In connection with the transaction, we recorded $6,198 in deferred research and development (“R&D”) funding, which was amortized against such expenses over thirty months on a straight-line basis. During the six months ended June 30, 2004 and 2003, respectively, we recorded $207 and $1,240 of amortization against R&D expense. This deferred R&D funding was fully amortized as of January 31, 2004.

During 2001, we entered into a contract with a vendor in Switzerland to purchase a minimum of 300 and up to 525 base units for our PrepStain instrument. We committed to purchase at least 300 complete units by December 31, 2004, and to the extent that we purchase less than 525 complete units, we will be obligated to purchase component parts for the balance by the end of 2005. At June 30, 2004 we had taken delivery of 343 complete base units. Our remaining commitment under this contract approximates $1,582 based on the exchange rate in effect at June 30, 2004.

7. Stock Based Transactions

As allowed by the provisions of SFAS No. 123 “Accounting for Stock-Based Compensation”(“SFAS 123 ”), we continue to account for stock options issued to employees in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, no compensation expense is recognized for stock or stock options issued with an exercise price equivalent to the fair value of our Common Stock. For stock options granted at exercise prices below the deemed fair value, we record deferred compensation expense for the difference between the exercise price of the shares and the deemed fair value. Any resulting deferred compensation expense is amortized ratably over the vesting period of the individual options. The Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 in October 1995. For companies that continue to account for stock based compensation arrangements under APB 25, SFAS 123 requires disclosure of the pro forma

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

effect on net income (loss) and earnings (loss) per share as if the fair value based method prescribed by SFAS 123 had been applied.

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

Had compensation cost for our stock options been determined based on the fair value at the date of grant consistent with the provisions of SFAS 123 and 148, with respect to our Equity Incentive Plan and our Employee Stock Purchase Plan, our pro forma net loss and net loss per share would have been as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income/(loss), as reported	$203	$(2,655)	$(681)	$(5,005)
Stock-based compensation included in reported net loss	3	9	5	15
Stock-based compensation expense under fair value based method for all plans	(1,326)	(809)	(2,372)	(1,618)

Pro forma net loss	$(1,120)	$(3,455)	$(3,048)	$(6,608)

Net income/(loss) per common share (basic & diluted):
Basic:
As reported	$0.01	$(0.07)	$(0.02)	$(0.13)
Pro forma	$(0.03)	$(0.09)	$(0.08)	$(0.18)
Diluted
As reported	$0.01	$(0.07)	$(0.02)	$(0.13)
Pro forma	$(0.03)	$(0.09)	$(0.08)	$(0.18)

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

When and if it becomes apparent that any of the four tranches of currently unexercisable warrants held by Quest may vest upon the achievement of the applicable sales-based milestone, we will amortize the resulting deferred sales discounts over the related number of tests in the sixth-month period for which the warrants were earned. Since the deferred sales discount relating to these tranches of warrants will be amortized over only six months, if and when such warrants vest, the quarterly impact upon the future quarters in which they are recorded will be disproportionately large compared to the ongoing quarterly non-cash sales discount of $195 recorded in connection with the initial currently exercisable warrants.

In connection with this agreement, the initial 800,000 warrants were valued using a Black-Scholes pricing model upon issuance at $3,896, which represented a deferred sales discount. These warrants, which expire in 2007, were recorded as additional paid-in capital and the resulting deferred sales discount will be amortized on a straight-line basis against revenues over the five-year term of the agreement. Amortization of $130 was recorded as a reduction of revenue in the three months ended June 30, 2004.

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

We are organized into two operating units: (1) Commercial Operations, through which we manage the market introduction, sales, service, manufacturing and ongoing development of our current products; and (2) TriPath Oncology, our wholly-owned subsidiary through which we manage the development and market introduction of molecular diagnostic and pharmacogenomic products and services for cancer.

Results by Segment

The results, by segment, for the three and six months ended June 30, 2004 and 2003, are as follows:

	Three Months Ended June 30, 2004
	Commercial	TriPath
	Operations	Oncology	Total
Revenues	$16,719	$2	$16,721
Cost of revenues	5,001	—	5,001

Gross profit	11,718	2	11,720
Operating expenses:
Research and development	501	2,324	2,825
Regulatory	1,179	134	1,313
Sales and marketing	4,234	71	4,305
General and administrative	2,034	1,115	3,149

Total operating expenses	7,948	3,644	11,592

Operating income (loss)	$3,770	$(3,642)	$128

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30, 2003
	Commercial	TriPath
	Operations	Oncology	Total
Revenues	$13,252	$—	$13,252
Cost of revenues	4,631	—	4,631

Gross profit	8,621	—	8,621
Operating expenses:
Research and development	559	1,664	2,223
Regulatory	1,552	162	1,714
Sales and marketing	4,308	276	4,584
General and administrative	1,711	1,141	2,852

Total operating expenses	8,130	3,243	11,373

Operating income (loss)	$491	$(3,243)	$(2,752)

	Six Months Ended June 30, 2004
	Commercial	TriPath
	Operations	Oncology	Total
Sales	$32,219	$12	$32,231
Cost of revenues	9,913	—	9,913

Gross profit	22,306	12	22,318
Operating expenses:
Research and development	1,022	4,137	5,159
Regulatory	2,123	264	2,387
Sales and marketing	9,002	232	9,234
General and administrative	4,160	2,211	6,371

Total operating expenses	16,307	6,844	23,151

Operating income (loss)	$5,999	$(6,832)	$(833)

	Six Months Ended June 30, 2003
	Commercial	TriPath
	Operations	Oncology	Total
Sales	$24,266	$133	$24,399
Cost of revenues	8,493	16	8,509

Gross profit	15,773	117	15,890
Operating expenses:
Research and development	1,076	3,104	4,180
Regulatory	2,590	307	2,897
Sales and marketing	8,229	461	8,690
General and administrative	3,240	2,140	5,380

Total operating expenses	15,135	6,012	21,147

Operating income (loss)	$638	$(5,895)	$(5,257)

All sales were generated from external customers. There were no inter-segment revenues. Sales to external customers in the TriPath Oncology segment were $2 during the three months ended June 30, 2004, and were attributable to sales of our Melastatin product. There were no sales in the TriPath

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

Oncology segment during the three months ended June 30, 2003. Sales to external customers in the TriPath Oncology segment were $12 and $133 during the six months ended June 30, 2004 and 2003, respectively, and except for $2 from sales of our Melastatin product during the six months ended June 30, 2004, were attributable to services sold. Sales to external customers in the Commercial Operations segment for the three and six months ended June 30, 2004 and 2003, include the following:

	Three Months Ended June 30,
	2004	2003
Instruments	$1,766	$2,404
Reagents	13,229	9,147
Fee-per-use and other	1,854	1,701
Non-cash sales discount related to
Quest warrants	(130)	—

Total sales	$16,719	$13,252

	Six Months Ended June 30,
	2004	2003
Instruments	$3,513	$3,481
Reagents	24,731	17,519
Fee-per-use and other	4,105	3,266
Non-cash sales discount related to
Quest warrants	(130)	—

Total sales	$32,219	$24,266

At December 31, 2003, we had accounts and notes receivable of $2,036 from a company which disclosed to us its intention to exit the cervical cytology business. The contract we had with this customer was a multi-year agreement that included commitments for reagents and disposables. As we were unable to reach a mutually acceptable settlement through negotiations, we filed suit against that company in February 2003 in state court in North Carolina to enforce our rights under the agreement. In February 2004, we settled the dispute pursuant to a confidential settlement agreement. As a result of the payments that we have received and are entitled to receive under the settlement and the reserve that we established when the dispute arose, we are not required to record any additional charge against revenues. To date, both parties have complied with the settlement agreement.

Depreciation and amortization expense for the three months ended June 30, 2004 and 2003 amounted to $1,150 and $1,015, respectively, for the Commercial Operations segment and $57 and $60, respectively, for the TriPath Oncology segment. Depreciation and amortization expense for the six months ended June 30, 2004 and 2003 amounted to $2,291 and $2,027, respectively, for the Commercial Operations segment and $114 and $115, respectively, for the TriPath Oncology segment. The TriPath Oncology segment also amortized $620 of deferred R&D funding against R&D expenses for the three-month period ended June 30, 2003. For the six-month periods ended June 30 2004 and 2003, the TriPath Oncology segment amortized $207 and $1,240, respectively, of deferred R&D funding against R&D expenses. Amortization of this deferred credit ended in January 2004.

As of June 30, 2004, the TriPath Oncology segment had total assets of $1,323 and the Commercial Operations segment had total assets of $65,356.

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

Geographic Area Data

Our Commercial Operation’s domestic revenues are generated primarily by direct sales activities. International revenues continue to be derived primarily through distributors. For the three months ended June 30, 2004 and 2003, international revenues accounted for 26% of total revenues in each period while accounting for 28% and 26% respectively, for the six months ended June 30, 2004 and 2003.

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

On January 5, 2004, the district court in Massachusetts entered an order consolidating the two lawsuits into a single action. On April 30, 2004, the district court granted us leave to amend our complaint and answer in the consolidated action to assert infringement against Cytyc’s ThinPrep Imaging System under two additional patents. The consolidated case is currently in the discovery phase and no trial date has been set. We anticipate that a trial will be scheduled sometime in 2005 based on the current case schedule. At this stage of the consolidated proceedings we are unable to predict the ultimate outcome. Similarly, we are unable to predict the potential effect on our business and results of operations that any outcome may ultimately have.

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

10. Recently Issued Accounting Standards

In December 2003, the FASB issued a revised FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”), which requires a new approach in determining if a reporting entity should consolidate certain legal entities, including partnerships, limited

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

liability companies, or trusts, among others, collectively defined as variable interest entities, or “VIE’s.” A legal entity is considered a VIE if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties. If the legal entity is a VIE, then the reporting entity that is the primary beneficiary must consolidate it. Even if a reporting entity is not obligated to consolidate a VIE, then certain disclosures must be made about the VIE if the reporting entity has a significant variable interest. Certain transition disclosures are required for all financial statements issued after December 15, 2003. The adoption of FIN 46 had no impact on our results of operations or financial position for the three and six months ending, nor as of, June 30, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

This report on Form 10-Q contains forward-looking statements based on our current plans and expectations of our management. Important information about the basis for these plans and expectations and certain factors that may cause our actual results to differ materially from these statements are contained below and in “Certain Factors Which May Affect Future Operations and Results,” beginning on page 27.

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

We are organized into two operating units: (1) Commercial Operations, through which we manage the market introduction, sales, service, manufacturing and ongoing development of our current products; and (2) TriPath Oncology, our wholly-owned subsidiary through which we manage the development and market introduction of molecular diagnostic and pharmacogenomic products and services for cancer.

Our Commercial Operations unit is a commercial engine organized to grow sales, drive margin and generate cash. TriPath Oncology is the development engine of a broad based gene discovery program created to develop new molecular diagnostic and pharmacogenomic products for the early detection and clinical management of cancer. Our revenues are, by-and-large, generated today through our Commercial Operations from the sale of our cervical cytology screening products. Although we do not expect that the products and services that we are developing in TriPath Oncology will materially impact revenues in 2004 and 2005, we do believe that beginning in 2006 sales related to products developed by TriPath Oncology may significantly impact our growth going forward.

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

The goal of our molecular oncology program is to use new discoveries in genomics and proteomics research to develop and commercialize diagnostic and pharmacogenomic products and services to improve the early detection and clinical management of certain types of cancer. We have active programs in development seeking to create tests to identify individuals with certain types of cancer at the earliest possible stage of the disease, provide individualized predictive and prognostic information, guide treatment selection for patients with cancer, and predict disease recurrence. The core products and services we are developing will be based upon genomic and proteomic markers that were identified through discovery research conducted at Millennium Pharmaceuticals, Inc. (“Millennium”) under its research and development agreement with Becton, Dickinson and Company (“BD”) as well as other markers that have been or may be identified independently of that agreement.

We are also leveraging our proprietary imaging technology in an effort to develop new collaborations to expand our commercial opportunities.

TriPath Oncology is not expected to generate any significant revenue until 2006, and, consequently, will continue to incur expenses in excess of revenues generated.

Developments

In the second quarter of 2004, we achieved profitable operating performance for the first time in our history. This result was driven by our strategy to build reagent and disposable sales, to drive margin, to control operating expenses and cash burn, and to prudently invest in our next generation molecular oncology products

In July 2004, we released two molecular diagnostic product candidates that we are developing for cancers of the cervix and breast in a Research Use Only (“RUO”) format to external experts that have agreed to study and evaluate the performance and clinical feasibility of the tests. These external studies will augment our ongoing internal studies. Beginning in the third quarter of 2004, John Hopkins University School of Medicine, Massachusetts General Hospital and the University of Colorado Health Sciences Center are scheduled to begin evaluating the diagnostic test for cervical cancer that we are developing, and another outside expert is scheduled to begin evaluating the diagnostic test for breast cancer that we are developing. We anticipate that the results of these external research studies will be submitted for presentation and publication, enabling laboratories and medical experts to assess the analytical performance and future potential of these RUO reagents. We recently learned that nine abstracts related to our cervical cancer molecular diagnostic product were accepted for oral or poster presentation at the November 2004 scientific meeting of the American Society of Cytopathology.

We have initiated discussion with the FDA regarding the design of a clinical trial for our cervical diagnostic product candidate that could support an application for pre-market approval. We can provide no assurance that either molecular diagnostic test that we are developing will be verified by the external studies conducted upon it or be granted FDA approval in a timely manner or at all.

In June 2004, Cervical Screening Wales (the national Welsh cervical screening organization) signed a five-year contract to use the SurePath liquid-based Pap test exclusively for its cervical screening program. This was the first executed contract of its kind signed by a regional healthcare provider in the United Kingdom since the British National Institute for Clinical Excellence (“NICE”) approved the conversion to liquid-based cytology (“LBC”) for cervical screening in October 2003. The National Health Service of the United Kingdom, which plans to convert completely to LBC, represents attractive growth potential for our products.

We introduced an analyte specific reagent for a laboratory-developed assay for malignant melanoma through our relationship with AmeriPath, Inc. and provided technical support for an independent Melastatin clinical utility study conducted through a collaboration between Albany Medical College and AmeriPath. In March 2004, the results of the first phase of the study were presented at the Annual Meeting of the United States and Canadian Academy of Pathology. In June 2004, the results of the second phase of the study were presented at the 40th Annual Meeting of the American Society of Clinical Oncology.

Although SurePath has long been FDA-approved for use with a cervical broom collection device, we initiated clinical trials in the third quarter of 2002 to evaluate the safety and efficacy of alternate sample collection devices, including the cervical spatula and endocervical brush. In June 2004, we received FDA approval for expanded labeling claims to include the use of the spatula and brush combination collection device with our LBC system.

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

In connection with the new agreement, we issued Quest Diagnostics incentive warrants with respect to an aggregate of 4,000,000 shares of our common stock as follows: a three-year warrant exercisable immediately for 800,000 shares at an exercise price of $9.25 per share; a three-year warrant exercisable upon achievement of a certain sales-based milestone for 200,000 shares at an exercise price of $10.18 per share; a three-year warrant exercisable upon achievement of a certain sales-based milestone for 500,000 shares at an exercise price of $10.64 per share; a four-year warrant exercisable upon achievement of a certain sales-based milestone for 1,000,000 shares at an exercise price of $11.56 per share; and a four-year warrant exercisable upon achievement of a certain sales-based milestone for 1,500,000 shares at an exercise price of $12.03 per share. The milestones all are based on the volume of SurePath tests purchased by Quest Diagnostics within specified time periods. In addition, the warrants permit exercise on a net issuance basis and are subject to a lock-up provision, which prohibits sales and other transfers of the underlying shares for a period of two years and subjects sales for an additional one year thereafter to certain limitations.

During the first quarter of 2003, we initiated clinical trials in the U.S., under a binding agreement protocol with the FDA to collect data in support of an application for U.S. approval for our FocalPoint GS system. We completed the collection of data generated by this trial in the second quarter of 2004. We expect to review the data with the FDA in the third quarter of 2004 prior to consideration of a formal submission in order to discuss its conformance with the elements of the binding agreement. There can be no assurance that the results of this clinical trial will demonstrate clinical efficacy or that the FocalPoint GS system will receive the required regulatory approvals, when anticipated, if at all.

During the second quarter of 2003, we initiated data collection to support a submission to the FDA for approval for humanpapilloma virus (HPV) testing using the Digene Hybrid Capture® HPV Test on cells collected using our SurePath Test Pack. We expect to make a submission to the FDA containing the results from this clinical trial in August 2004. There can be no assurance that our submission will be made within this timeframe or will receive the required regulatory approvals, when anticipated, if at all.

Challenges

In the second half of 2004, we face challenges and risks that are familiar on some fronts and new on others. We continue to face competitive commercial pressure from Cytyc Corporation. We have made measurable strides in the cervical cytology marketplace, but we have additional ground to gain. Balancing existing cash reserves against effective development, marketing and selling programs continues to be one of our prime areas of focus. Additionally, successful movement of two product offerings through the clinical trial and FDA approval processes is a continuing challenge we face in the second half of 2004. If we are able to move forward successfully and obtain FDA approval for (i) our FocalPoint GS system and (ii) use of our preservative solution to collect specimens for use in Digene’s Hybrid Capture HPV test, we will have additional opportunities to address the cervical cytology market competitively. There can be no assurance that we will obtain FDA approval for these product offerings, and there can be no assurance that the results of the clinical trial for the FocalPoint GS system will demonstrate clinical efficacy.

We face new challenges and risks in the second half of 2004 that primarily reflect the progress we have made in our molecular diagnostics development programs to date and the fact that some of these programs will now move into the next stages of development. In 2003, we completed the marker discovery program conducted at Millennium under our agreement with BD for all of our cancer development programs, including cancer of the cervix, breast, ovary, and prostate and completed the transfer of breast staging, cervical staging, ovarian screening and breast screening markers. We expect to continue to evaluate markers that have been identified independently of that agreement in order to optimize product performance. Our approach to marker discovery, identification and prioritization is based on correlation with patient outcome and includes the evaluation of markers that have been previously identified by others as well as novel markers that have not been previously associated with our specific product indications. As a result, to ensure our freedom to utilize known markers and integrate them into our product candidates, we will in certain instances be required to license them from third parties. We are, concurrently, pursuing intellectual property protection for the novel markers that we have identified as well as the proprietary formulations that we are creating from the combination of either novel or known markers. There can be no assurance that we will be able to license markers on acceptable terms, if at all, or establish intellectual property protection for our novel markers and proprietary formulations.

We made significant progress in translating the cervical, breast, and ovarian markers identified from the discovery research conducted at Millennium under our agreement with BD as well as other markers that have been identified independently of that agreement into assay reagents, and developed functional prototype assays to evaluate each marker’s clinical performance. We face the challenges involved in continuing the development of our cervical and breast molecular diagnostic product candidates. The success of those product candidates will depend significantly upon the outcome of external research studies by academic and clinical centers of excellence that are scheduled to begin conducting analytical performance evaluations and assessments of the clinical feasibility of the product candidates, as well as our own continuing studies. Further, the success of our cervical molecular diagnostic product candidate will depend upon the success of our initial discussions with the FDA regarding the design of a clinical trial for the candidate and whether the results of the external research studies support the clinical trials we design. We also face the challenges and risks associated with selection of the final marker panel for screening for ovarian cancer, for continuing clinical studies related to our melanoma staging product, and for preparation of our facilities and operations for manufacture of the molecular diagnostic products that we are developing.

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

On January 5, 2004, the district court in Massachusetts entered an order consolidating the two lawsuits into a single action. On April 30, 2004, the district court granted us leave to amend our complaint and answer in the consolidated action to assert infringement against Cytyc’s ThinPrep Imaging System under two additional patents. The consolidated case is currently in the discovery phase and no trial date has been set. We anticipate that a trial will be scheduled sometime in 2005 based on the current case schedule. At this stage of the consolidated proceedings we are unable to predict the ultimate outcome. Similarly, we are unable to predict the potential effect on our business and results of operations that any outcome may ultimately have.

The case number for the action transferred from North Carolina to Massachusetts is 1:03-CV- 12630-DPW and the case number for the consolidated Massachusetts action is 1:03-CV-11142-DPW. The case numbers are for reference only and the corresponding pleadings are expressly not incorporated into this document by reference.

Critical Accounting Policies

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, we identified our judgments and assumptions with respect to revenue recognition, allowance for doubtful accounts receivable, inventory and valuation of long-lived and other intangible assets as most critical to the accounting estimates used in the preparation of our financial statements. We reviewed our policies and estimates and determined that those policies require the most critical judgments and assumptions for the three and six months ended June 30, 2004. We did not make any changes in those policies during the quarter.

Results of Operations
(In thousands, except share and per share amounts)

Non-GAAP Financial Measures

Early in the second quarter of 2004, we entered into a multi-year agreement with Quest Diagnostics (see “Developments” above for further discussion). In connection with the new agreement, we issued Quest Diagnostics incentive warrants with respect to an aggregate of 4,000,000 shares of our common stock as follows: a three-year warrant exercisable immediately for 800,000 shares at an exercise price of $9.25 per share; a three-year warrant exercisable upon achievement of a certain sales-based milestone for 200,000 shares at an exercise price of $10.18 per share; a three-year warrant exercisable upon achievement of a certain sales-based milestone for 500,000 shares at an exercise price of $10.64 per share; a four-year warrant exercisable upon achievement of a certain sales-based milestone for 1,000,000 shares at an exercise price of $11.56 per share; and a four-year warrant exercisable upon achievement of a certain sales-based milestone for 1,500,000 shares at an exercise price of $12.03 per share.

We have recorded the value of the 800,000 currently exercisable warrants held by Quest as a deferred sales discount and are amortizing this amount as a reduction of revenue over the 60-month life of our contract with Quest, because those warrants were exercisable on the date the contract was executed in May 2004. Accordingly, we recorded a non-cash sales discount of $130 for the second quarter of 2004, attributable to amortization of the discount over May and June ($65 per month). We will continue to record a non-cash sales discount of $65 per month, attributable to these warrants, over the remainder of the 60-month life of our agreement with Quest. The deferred sales discount was calculated on the basis of the fair value of the warrants at the date of grant, using the Black-Scholes valuation model, consistent with the provisions of SFAS 123 and 148 (see Note 7 to the Condensed Consolidated Financial Statements) and was accounted for as an adjustment against revenue, in accordance with the FASB’s Emerging Issues Task Force Release 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”

When and if it becomes apparent that any of the four tranches of currently unexercisable warrants held by Quest may vest upon the achievement of the applicable sales-based milestone, we will amortize the resulting deferred sales discounts over the related number of tests in the six-month period for which the warrants were earned. Since the deferred sales discount relating to these tranches of warrants will be amortized over only six months, if and when such warrants vest, the quarterly impact upon the future quarters in which they are recorded will be disproportionately large compared to the ongoing quarterly non-cash sales discount of $195 recorded in connection with the initial currently exercisable warrants.

The following tables present pro forma versions of our revenues, gross profit, net income and earnings per share (basic and diluted) to illustrate our results from operations excluding recorded non-cash sales discount relating to the warrants held by Quest. The table presents the most comparable GAAP measure to each non-GAAP measure, as well as the reconciliation to the corresponding GAAP measure. Our management believes that these non-GAAP financial measures provide a useful measure of our results of operations, excluding discounts that are not necessarily reflective of, or directly attributable to, our operations. We believe that these non-GAAP measures will allow investors to monitor our ongoing operating results and trends, gain a better understanding of our period-to-period performance, and gain a better understanding of our business and prospects for future performance. These non-GAAP results are not in accordance with, or an alternative for, generally accepted accounting principles and may be different from similar non-GAAP measures used by other companies.

	Three months ended June 30, 2004
		Reconciliation:
		Add Back Non-
		Cash Sales
	GAAP	Discount	Non-GAAP
Revenues	$16,721	$130	$16,851
Gross profit	11,720	130	11,850
Net income	203	130	333
Earnings per share:
Basic	$0.01	$130 to revenues used in calculation	$0.01
Diluted	$0.01	$130 to revenues used in calculation	$0.01

	Six months ended June 30, 2004
		Reconciliation:
		Add Back Non-
		Cash Sales
	GAAP	Discount	Non-GAAP
Revenues	$32,231	$130	$32,361
Gross profit	22,318	130	22,448
Net loss	(681)	130	(551)
Loss per share:
Basic	$(0.02)	$130 to revenues used in calculation	$(0.02)
Diluted	$(0.02)	$130 to revenues used in calculation	$(0.02)

Three Months Ended June 30, 2004 and June 30, 2003

Revenues – Total revenues for the second quarter of 2004 were $16,721, representing an increase of 26.2%, compared to revenues of $13,252 in the second quarter of 2003. Total revenues for 2004 include a reduction of $130 related to non-cash sales discount in connection with warrants issued to Quest Diagnostics (see discussion above).

Revenues for the second quarter of 2004 in our Commercial Operations segment were $16,719, representing an increase of 26.2%, compared to revenues of $13,252 in the second quarter of 2003. TriPath Oncology had $2 of revenues in the second quarter of 2004, compared with none in the same period of 2003. The net increase in Commercial Operations revenues was primarily due to an increase in reagent sales of $4,081, or 44.6%, offset by a decrease in sales of instruments of $637, or 26.5%, during the second quarter of 2004 compared to the second quarter of 2003. Other revenues, consisting primarily of fee-per-use sales, service on system placements, sales of non-instrument related SlideWizard products, various consumable products, freight and royalties, increased approximately $153, or 9.0%, during the second quarter of 2004 compared to the second quarter of 2003, largely attributable to service and FocalPoint fee-per-use revenues. Finally, revenues were reduced in the second quarter of 2004 versus the same period in 2003 due to $130 of non-cash sales discounts versus none in 2003.

In the second quarter of 2004, reagent revenues increased by $4,081, or 44.6%, versus the second quarter of 2003. Domestic sales of our SurePath and PrepStain reagents increased $2,983, or 41.3%, while international sales increased $1,098, or 57.1%, over the same period in 2003. Worldwide, we shipped 42 PrepStain instruments, including 19 sales and 23 reagent rentals in the second quarter of 2004. In the U.S., we placed 30 PrepStain instruments with new and existing customers, 23 of which were reagent rentals. During the second quarter of 2004, we gained 14 new laboratory customers in the U.S. Revenues from domestic sales of reagents and disposables increased by 41.3% from the second quarter of 2003 and 15.7% from the first quarter of 2004. Domestic sales in test kit units increased by 40.3% from the second quarter of 2003 and by 16.2% from the first quarter of 2004. Revenues generated from the sale of cervical cytology test kits to the large commercial laboratories increased 94.8% over the second quarter of 2003. The large commercial laboratories accounted for 21.9% of all SurePath cervical cytology test kits sold in the U.S. in the second quarter of 2004 as compared to 15.1% in the second quarter of 2003. Our SurePath Test Pack share of the domestic Pap smear testing market in the U.S. was approximately 13.0% for the second quarter of 2004 versus approximately 10.0% for the second quarter of 2003.

Instrument revenues decreased $637, or 26.5%, for the second quarter of 2004 versus the second quarter of 2003. Sales of PrepStain instruments worldwide were slightly lower in the second quarter of 2004, decreasing by $87, or 9.4% for the second quarter of 2004 over the second quarter of 2003, comprised of a domestic increase of $217 offset by a decrease of $304 internationally. Worldwide sales of FocalPoint systems decreased approximately $517, or 35.6%, during the second quarter of 2004 over the second quarter of 2003, with a domestic decrease of $811, or 77.2%, offset by an international increase of $294, or 72.6%. Overall, FocalPoint slide profilers were placed with two new customers in the U.S. during the quarter. This brings the total of FocalPoint slide profiler customers in the U.S. to 57, representing 90 instruments. Approximately 68% of FocalPoint customers in the U.S. utilize our integrating software to process both conventional Pap smears and SurePath slides. Sales related to our Extended SlideWizard instruments decreased $33 between the two comparable quarters.

Other revenues increased $153, or 9.0%, from the second quarter of 2003 to the second quarter of 2004. The major components of this overall increase were service revenue increases of $224, or 65.2% compared with the second quarter of 2003 and fee-per-use revenue increases of $59, or 12.5% compared with the second quarter of 2003. The other net decrease amounted to $130 and was attributable mostly to other consumable products.

Gross Margin - Gross margin for the second quarter of 2004 was 70.1%, an increase from 65.1% in the comparable period of 2003. This resulted in increased gross profit of $3,099, or 36.0%, between the comparable quarters. Gross margin increased as the result of continued growth in higher margin reagent and disposable sales and lean-based efficiencies in our manufacturing operations.

Research and Development - Research and development expenses include salaries and benefits of scientific and engineering personnel, testing equipment, relevant consulting and professional services, components for prototypes and certain facility costs. Total research and development expenses for the second quarter of 2004 were $2,825, a 27.1% increase from $2,223 in the second quarter of 2003.

Research and development expenses at TriPath Oncology increased by $660, or 39.7%, from $1,664 in the second quarter of 2003 to $2,324 in the second quarter of 2004 and reflect the imaging research and development activities around our instrument platforms for our molecular diagnostic programs and the incremental expenses related to the development of our molecular diagnostic markers, reagents and assays. The increase largely reflects the loss of the amortization of a deferred credit that we have been recording as a credit to expense over the 30 months ended January 2004, when this credit expired. Whereas the second quarter of 2003 contained a credit of $620 against research and development expenses, the second quarter of 2004 reflected no such expense credit, resulting in an increase to expenses of $620 related to this item. A decrease in research and development expenses of $58, or 10.4% over the comparable quarter in 2003, was also recorded in the Commercial Operations segment.

Regulatory - Regulatory expenses include salaries and benefits of regulatory and quality personnel, costs related to clinical studies and submissions to the FDA, and relevant consulting services. Total regulatory expenses for the second quarter of 2004 were $1,313, a 23.4% decrease from $1,714 in the second quarter of 2003, as explained in more detail below.

Regulatory expenses in our Commercial Operations segment decreased by $373, or 24.0%, to $1,179, from $1,552 in the second quarter of 2003, while the decrease in our TriPath Oncology segment was $28, or 17.3% over the same period in 2003. The expenses in our Commercial Operations segment are primarily attributable to activities surrounding several clinical trials, particularly the FocalPoint GS and HPV trials, while the expenses at TriPath Oncology are attributable to the initiation of activities designed to assess the clinical work required surrounding our new products under development and pre-clinical activities for our cervical assay. The decrease resulted from activities beginning to wind down on the remaining Commercial Operations trials as we near their completion. During the second quarter of 2003, there was significant clinical trial activity underway, particularly on the FocalPoint GS trial.

Regulatory expenses will likely be lower during the third and fourth quarters of 2004 than in the second quarter as we complete efforts surrounding the FocalPoint GS and HPV trials. Some modest clinical activity will begin to increase in the TriPath Oncology segment as we begin pre-clinical activities for our cervical assay.

Sales and Marketing – Sales and marketing expenses include salaries and benefits of sales, marketing, sales support and service personnel, and their related expenses. In addition, non-personnel-related expenses associated with marketing our products are also included in sales and marketing expenses. Total sales and marketing expenses for the second quarter of 2004 were $4,305, a decrease of $279, or 6.1%, from $4,584 in the second quarter of 2003. This decrease resulted primarily from lower TriPath Oncology marketing costs.

Sales and marketing costs in our Commercial Operations segment for the second quarter of 2004 were $4,234, a decrease of $74, or 1.7%, compared to the $4,308 in the corresponding quarter of 2003. At TriPath Oncology, sales and marketing expenses in the second quarter of 2004 were $71, a decrease of $205, or 74.3%, compared to the $276 in the second quarter of 2003. This decrease reflects the first stage of a reorganization and expansion of our marketing and sales activities in anticipation of the potential launch of our future molecular products and the opportunities related to our agreements with large commercial laboratories.

We are initiating a phased expansion of our sales and marketing organization. While we expect to see some impact on expenses from this expansion in the third quarter, the majority of the new expenses associated with the expansion will be incurred in the fourth quarter of 2004 and in the first quarter of 2005. We expect that sales and marketing expenses in the second half of 2004 will be 30% to 35% higher than those recorded in the first half of 2004 as we add additional people and increase spending on our marketing programs in the U.S.

General and Administrative — General and administrative expenses include salaries and benefits for administrative personnel, legal and other professional fees and certain facility costs. Total general and administrative expenses for the second quarter of 2004 were $3,149, which represents an increase of $297, or 10.4%, versus $2,852 recorded in the same period in 2003.

Commercial Operations recorded general and administrative expenses of $2,034 in the second quarter of 2004, an increase of $323, or 18.9% compared to $1,711 recorded in the same quarter in 2003. This was primarily attributable to professional fees, principally litigation, Sarbanes-Oxley and Quest-related expenses. TriPath Oncology recorded general and administrative expenses of $1,115 in the second quarter of 2004, a decrease of $26, or 2.3% compared to $1,141 recorded in the same quarter in 2003.

Interest Income and Expense — Interest income for the second quarter of 2004 was $78, a 22.0% decrease from $100 during the second quarter of 2003. This decrease was primarily attributable to lower invested cash balances. Interest expense for the quarter remained unchanged from $3 in the second quarter of 2003.

Six Months Ended June 30, 2004 and June 30, 2003

Revenues – Total revenues for the first half of 2004 were $32,231, representing an increase of 32.1%, compared to revenues of $24,399 in the first half of 2003. Total revenues for 2004 include a reduction of $130 related to a non-cash sales discount in connection with warrants issued to Quest Diagnostics (see discussion above).

Revenues attributable to our TriPath Oncology segment were $12 during the first six months of 2004. Those revenues were attributable to services sold and to some minor sales of our Melastatin product. There were revenues of $133 in that segment for the same period in 2003, all attributable to services sold.

Revenues for the first six months of 2004 in our Commercial Operations segment were $32,219, representing an increase of 32.8%, compared to revenues of $24,266 in the first half of 2003. The net increase in Commercial Operations revenues was primarily due to an increase in reagent sales of $7,211, or 41.2%. Sales of instruments increased $33, or 0.9%, during the first six months of 2004 compared to the first six months of 2003. Other revenues, consisting primarily of fee-per-use sales, service on system placements, sales of non-instrument related SlideWizard products, various consumable products, freight and royalties, increased approximately $839 during the second half of 2004 compared to the second half of 2003, largely attributable to service, FocalPoint fee-per-use, various consumable products and freight revenues. Finally, revenues were reduced in the second quarter of 2004 versus the same period in 2003 due to $130 of non-cash sales discounts versus none in 2003.

In the first six months of 2004, reagent revenues increased by $7,211, or 41.2%, versus the first six months of 2003. Domestic sales of our SurePath and PrepStain reagents increased $5,509, or 40.8%, while international sales increased $1,702, or 42.5%, over the same period in 2003. Worldwide, we shipped 79 PrepStain instruments, including 31 sales and 48 reagent rentals in the first six months of 2004. In the U.S., we placed 54 PrepStain instruments with new and existing customers in the first half of 2004, 46 of which were reagent rentals. During the first six months of 2004, we gained 26 new laboratory customers in the U.S.

Instrument revenues increased $33, or 0.9%, for the first six months of 2004 versus the first six months of 2003. Sales of PrepStain instruments worldwide declined, by $80, or 5.5% for the first six months of 2004 versus the first six months of 2003, including a domestic increase of $150 offset by a decrease of $230 internationally. Worldwide sales of FocalPoint systems increased $127, or 6.4%, during the first six months of 2004 versus the first six months of 2003, with a domestic decrease of $919, or 64.6%, offset by an international increase of $1,046, or 181.9%. Overall, FocalPoint slide profilers were placed with four new customers in the U.S. during the first six months of 2004. Sales related to our Extended SlideWizard instruments decreased $14 between the two comparable six-month periods.

Other revenues increased $839, or 25.7%, from the first six months of 2003 to the first six months of 2004. The major components of this overall increase were service revenue increases of $462, or 69.5% compared with the first six months of 2003; fee-per-use revenue increases of $185, or 20.0% compared with the first six months of 2003 and an increase of $107, or 23.5%, in freight. Other net increases amounted to $85.

Gross Margin - Gross margin for the first six months of 2004 was 69.2%, an increase from 65.1% in the comparable period of 2003. This resulted in an increase of gross profit of $6,428, or 40.5% between the comparable periods. The increase was the result of continued growth in higher margin reagent and disposable sales and lean-based efficiencies in our manufacturing operations.

Research and Development - Research and development expenses include salaries and benefits of scientific and engineering personnel, testing equipment, relevant consulting and professional services, components for prototypes and certain facility costs. Total research and development expenses for the first six months of 2004 were $5,159, an increase of 23.4% from $4,180 in the first half of 2003.

Research and development expenses at TriPath Oncology increased by $1,033, or 33.3%, from $3,104 in the first six months of 2003 to $4,137 in the first six months of 2004 and reflect the imaging research and development activities around our instrument platforms for our molecular diagnostic programs and the incremental expenses related to the development of our molecular diagnostic markers, reagents and assays. The increase largely reflects the loss of the amortization of a deferred credit that we have been recording as a credit to expense over the 30 months ended January 2004, when this credit expired. Whereas the first six months of 2003 contained a credit of $1,240 against research and development expenses, the first six months of 2004 reflected only $207 of this expense credit, resulting in an increase to expenses of $1,033 related to this item. A decrease in research and development expenses of $54, or 5.0% over the comparable first six months in 2003, was also recorded in the Commercial Operations segment.

Regulatory - Regulatory expenses include salaries and benefits of regulatory and quality personnel, costs related to clinical studies and submissions to the FDA, and relevant consulting services. Total regulatory expenses for the first six months of 2004 were $2,387, a 17.6% decrease from $2,897 in the first half of 2003. The majority of this decrease occurred in our Commercial Operations segment, primarily attributable to activities surrounding several clinical trials, particularly the FocalPoint GS and HPV trials which were higher in the first half of 2003, particularly those related to the FocalPoint GS and Alternative Collection Device trials. The decrease resulted from activities beginning to wind down on the remaining Commercial Operations trials as we near their completion. During the second quarter of 2003, there was significant clinical trial activity, particularly on the FocalPoint GS trial.

Regulatory expenses in our Commercial Operations segment decreased by $467, or 18.0%, from the first six months of 2003 to the same period of 2004, while the decrease in our TriPath Oncology segment was $43, or 14.0% over the same period in 2003.

Regulatory expenses will likely be lower during the second half of 2004 than in the first half of 2004 as we complete efforts surrounding the FocalPoint GS and HPV trials. This likely decrease in regulatory expenses will be partially offset by expenses associated with pre-clinical activities for our cervical assay.

Sales and Marketing – Sales and marketing expenses include salaries and benefits of sales, marketing, sales support and service personnel, and their related expenses. In addition, non-personnel-related expenses associated with marketing our products are also included in sales and marketing expenses. Total sales and marketing expenses for the first six months of 2004 were $9,234, an increase of $544, or 6.3%, from $8,690 in the first half of 2003. This increase resulted primarily from staffing a number of previously vacant positions in the sales and service organizations and to the reintroduction of a number of targeted marketing programs during late 2003 and the first half of 2004.

Sales and marketing costs in our Commercial Operations segment for the first six months of 2004 were $9,002, an increase of $773, or 9.4%, compared to $8,229 recorded in the corresponding period of 2003. At TriPath Oncology, sales and marketing expenses in the first six months of 2004 were $232, a decrease of $229, or 49.7%, compared to $461 in the first six months of 2003 as marketing-related activities have slowed in anticipation of the release of our breast and cervical assays for external evaluation and preparation for potential clinical activities with respect to our cervical diagnostic product candidates.

General and Administrative — General and administrative expenses include salaries and benefits for administrative personnel, legal and other professional fees and certain facility costs. Total general and administrative expenses for the first six months of 2004 were $6,371, which represents an increase of 18.4% versus $5,380 recorded in the same period in 2003.

Commercial Operations recorded general and administrative expenses of $4,160 in the first half of 2004, an increase of $920, or 28.4% compared to $3,240 recorded in the same period in 2003. This was largely attributable to professional fees, principally litigation, Sarbanes-Oxley and Quest-related expenses. TriPath Oncology recorded general and administrative expenses of $2,211 in the first six months of 2004, an increase of $71, or 3.3% compared to $2,140 recorded in the same period in 2003.

Interest Income and Expense — Interest income for the first six months of 2004 was $161, a 39.9% decrease from $268 during the first half of 2003. This decrease was primarily attributable to lower invested cash balances. Interest expense also decreased 43.8% from $16 in the first half of 2003, to $9 in the first six months of 2004. This decrease is primarily due to a lower balance of outstanding debt in the first half of 2004 compared to the first half of 2003.

Recently Issued Accounting Standards

In accordance with recently issued accounting pronouncements, we will be required to comply with certain changes in accounting rules and regulations. See Note 10 to the Condensed Consolidated Financial Statements included herein.

Liquidity and Capital Resources
(In thousands, except share and per share amounts)

Since our formation and until the second quarter of 2004, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of $233,701 as of June 30, 2004. We have funded our operations primarily through the private placement and public sale of equity securities, debt facilities and product sales. We had cash and cash equivalents of $16,280 at June 30, 2004 compared with $20,954 at December 31, 2003.

We funded our operations in the first half of 2004 from cash and cash equivalents on hand and revenues from our Commercial Operations segment. Cash used in operating activities was $5,669 during the six months ended June 30, 2004 compared with $9,131 during the corresponding period of 2003. Negative operating cash flow during the first half of 2003 was caused primarily by operating losses; however, during the first three months of 2003, operating cash used in the quarter was impacted by a payment of $2,410, in settlement of a contingent liability. During the first half of 2004, the operating cash used was impacted primarily by the payment of certain incentive compensation balances, by increased accounts receivables resulting from increased revenues in 2004 and by the investment in new customer-use asset placements. Capital expenditures were $26 during the six months ended June 30, 2004 and $109 during the corresponding period of 2003 primarily attributable to the purchase of machinery and equipment. We have no material commitments for capital expenditures. We have a material commitment for the purchase of PrepStain base units pursuant to a contract with a vendor in Switzerland. Our remaining commitment under this contract approximates $1,582 based on the exchange rate in effect as of June 30, 2004 (see Note 6 to the Consolidated Condensed Financial Statements).

During 2003 and in the first half of 2004, the continued depressed interest rates in the U.S. impacted amounts earned on our invested funds. This had been contrary to the higher fixed-rate nature of our borrowings and other term debt, though our most expensive term debt was retired during 2003. If this interest rate environment continues and if we are required to incur additional fixed-rate debt, there may be a net negative impact on our cash relative to net interest income.

In January 2004, we renewed and increased our working capital facility with Silicon Valley Bank from $5,000 to $7,500. This facility will expire in January 2005. The entire amount of the line is available as long as certain financial covenants are met. If these covenants are not met, the available balance is limited to an amount equal to 80% of eligible accounts receivable. At June 30, 2004, we were entitled to borrow the full amount of the line. The line bears interest at the bank’s prime rate plus 1/2% and is collateralized by substantially all of our assets. The line of credit carries customary covenants, including the maintenance of a minimum modified quick ratio, minimum tangible net worth, and other requirements. We had no outstanding borrowings under this agreement at June 30, 2004, though the availability under the line of credit could provide additional funding if needed. We have no other long-term debt commitments and no off-balance sheet financing vehicles other than the lease line of credit discussed below and in Note 5 to the Condensed Consolidated Financial Statements.

In April 2003 we obtained a one-year commitment for a $2,500 lease line of credit with General Electric Capital Corporation. This commitment, which carries three-year lease terms for items acquired under it, is used to secure operating leases for assets, primarily equipment. In March 2004, this line was renewed for $2,000 (in addition to amounts for assets already leased under the line). Terms of the new line are substantially the same as the expiring line. The primary difference is that lease terms under the new line range from 30 to 36 months. As of June 30, 2004, assets with an original cost of $1,074 were leased under this lease line. Future minimum lease payments under this lease line are $903.

During August 2002, we secured a $1,500 lease line of credit from Bank of America. This line is secured by a letter of credit against our line of credit with Silicon Valley Bank (see Note 5 to the Condensed Consolidated Financial Statements and below). This lease line of credit, which carries three-year lease terms for items acquired under it, is being used to secure operating leases for assets, primarily equipment. As of June 30, 2004, assets with an original cost of $1,286 were leased under this lease line. As this line has expired, no further assets will be leased under this line of credit. Future minimum lease payments under this lease line are $638.

Off-Balance Sheet Arrangements

We have no other long-term debt commitments and no other off-balance sheet financing vehicles.

Outlook

During the second quarter of 2004, the Company as a whole also achieved profitability for the first time in its history. We expect that the entire Company will continue to experience profitable financial results in the second half of 2004 and beyond. This will depend in part on how quickly we are able to realize additional Quest Diagnostics business and the level and timing of investment in sales and marketing we choose to make to meet our immediate and longer-term growth goals. Additionally, our results and profitability in any particular period will depend significantly upon the timing of certain deferred sales discounts that we will amortize over a six-month period if and when it becomes apparent that any of four currently unexercisable tranches of warrants held by Quest may vest upon the achievement of certain sales-based milestones under our May 2004 agreement with Quest. The impact of these non-cash sales discounts upon our revenues in the quarters in which they are recorded will be larger than the quarterly impact of the non-cash sales discount we recorded for the second quarter of 2004 in connection with the currently exercisable Quest warrants, because the future discounts will be amortized over six months rather than sixty months, and in some cases will likely involve a larger aggregate recorded discount. While not certain, it is possible that the second tranche of the Quest warrants may be earned in either the third or fourth quarter of 2004. If that happens, the resulting non-cash sales discounts may result in us not being profitable in those quarters. The excess cash flow generated from the Commercial Operations segment has been, and will continue to be utilized in part to fund the operations of our TriPath Oncology segment.

The TriPath Oncology segment is not expected to generate any significant revenue until 2006 and, consequently, will continue to incur expenses in excess of revenues generated. We anticipate that during the second half of 2004, the TriPath Oncology segment will incur approximately $1,400 to $1,600 of expenses per month as we await the results of internal and external studies of our breast and cervical assays, prepare for potential clinical activities with respect to our cervical staging diagnostic product candidate, select the final marker panel for screening for ovarian cancer, and continue clinical studies related to our melanoma staging product. We have completed the preparation of our facilities and operations for manufacture of our molecular diagnostic products.

Our total operating expenses in 2003 were $44,300. Our projected 2004 operating expenses should fall in the range of $50,000 to $52,000 reflecting our intention to keep operating expenses in line with our expected top line growth. As a result of our agreement with Quest Diagnostics, we expect increased sales and marketing expense in the second half of 2004 as activities under this agreement are expected to accelerate. As a result, operating expenses may increase from our original projections beginning in the third quarter of 2004.

We believe that we can continue to manage our balance sheet to minimize the need for additional outside sources of cash in 2004. We expect that our capital expenditures for 2004 will again be under $1,000. We have remaining availability under a commitment for a $2,000 lease line of credit which will be utilized for equipment placed under operating leases. The expenses associated with these leases are anticipated in our operating expense projections for 2004. We believe that our existing cash, our profitable earnings performance in the second quarter of 2004, our expectation of generating positive cash flow by the end of 2004, anticipated additional debt and/or lease financing for internal use assets, rental placements of PrepStain and fee-per-use placements of FocalPoint instruments will be sufficient to enable us to meet our future cash obligations for at least the next 12 months.

While it is possible that marketing and sales expenditures for the continued SurePath commercial rollout for gynecological uses in the United States, capital expenditures associated with placements of PrepStain units and FocalPoint fee-per-use instruments, and expenditures related to clinical trials, manufacturing, the TriPath Oncology segment and other administrative costs may increase, we anticipate that our future sales growth and the cost control measures we have implemented should allow us to avoid raising additional funds for operating purposes in the near future. If, however, our existing resources prove insufficient to satisfy our liquidity requirements, or if we need cash for any non-routine purpose, we may need to raise additional funds through bank facilities, the sale of additional equity or debt securities or other sources of capital. In addition, we may opportunistically take advantage of favorable conditions in the capital markets and raise debt or equity publicly if such conditions are present and such financing is advisable. The sale of any equity or debt securities, if required, may result in additional dilution to our stockholders. We cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. Our failure to raise such financing, if needed, would have a material adverse effect on our liquidity and capital resources, business, financial condition and results of operations.

Certain Factors Which May Affect Future Operations and Results

This Management’s Discussion and Analysis contains certain forward-looking statements based on current expectations of our management. Generally, those forward-looking statements use words like “expect,” “believe,” “continue,” “anticipate,” “estimate,” “may,” “will,” “could,” “opportunity,” “future,” “project,” and similar expressions. Such statements are subject to risks and uncertainties, including those described below that could cause actual results to differ from those projected. The forward-looking statements include statements about our: projected timetables for the pre-clinical and clinical development of, regulatory submissions and approvals for, and market introduction of our products and services; advancement of TriPath Oncology’s product development programs; expected future revenues, profitability, operations and expenditures; and projected cash needs. We caution investors not to place undue reliance on the forward-looking statements contained in this report, which speak only as the date hereof. We undertake no obligation to update these statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events, except as required by law.

Certain factors, among others, that could cause our actual results to differ materially from what is expressed in those forward-looking statements include the following:

-	we may be unable to increase sales and revenues at our historical rates;

-	we may not receive revenues when or in the amounts anticipated;

-	we may not be able to maintain profitability;

-	we may have to reflect non-cash sales discounts in connection with certain Quest warrants for different financial periods than we expect, depending upon if and when it becomes apparent that certain sales-based milestones may be met in connection with our agreement with Quest;

-	we may incur greater expenses than we expect generally and with our clinical trials and sales and marketing efforts specifically;

-	our clinical trials may take longer to complete than we expect and may be unsuccessful;

-	in our expected review with the FDA of the data generated by the clinical trial for our FocalPoint GS system, it may be determined that the results of the clinical trial do not demonstrate clinical efficacy or do not conform with the elements of our binding agreement protocol with the FDA;

-	we may need to obtain additional financing in the future;

-	we may be unable to obtain and maintain adequate patent and other proprietary rights protection of our products and services;

-	we may be unable to comply with the extensive domestic and international governmental regulatory approval and review procedures to which the manufacture and sale of our products are subject, or lack the financial resources to bear the expense associated with such compliance;

-	our products may not be accepted by the market to the extent we expect and the frequency of use of our screening products may decline;

-	TriPath Oncology may be unable to successfully develop and commercialize diagnostic and pharmacogenomic oncology products and services when anticipated, if at all;

-	external studies of our product candidates may not come to the conclusions we expect;

-	TriPath Oncology may be unable to license markers needed to optimize its product candidates;

-	we may be unable to establish and maintain licenses, strategic collaborations and distribution arrangements;

-	we and laboratories using our products may not obtain adequate levels of third-party reimbursement for our products;

-	we may lack the financial resources necessary to further develop our marketing and sales capabilities domestically and internationally or to expand our manufacturing capability;

-	competition and technological, scientific and medical, changes may make our products or potential products and technologies less attractive, used less frequently, or obsolete;

-	our promotional discounts, sales and marketing programs and strategies may not have their expected effect; and

-	uncertainties resulting from the initiation and continuation of our litigation with a competitor could have a material adverse effect on our ability to continue our operations.

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

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are currently engaged in litigation with Cytyc Corporation, as more fully described in Note 9 of the Condensed Consolidated Financial Statements and in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 20, 2004, our stockholders voted as follows:

(a)	To elect two members of our Board of Directors to serve for three-year terms as Class I Directors.

Nominee	Vote “For”	Vote Withheld
Robert E. Curry	34,669,924	121,731
Paul R. Sohmer, M.D.	34,736,235	55,420

There were no broker non-votes or abstentions with respect to this matter. The terms in office of Haywood D. Cochrane, Jr., Richard A. Franco, R. Ph., Arthur King, and Robert L. Sullivan continued after the annual meeting.

(b)	To vote on a proposed amendment to TriPath’s Amended and Restated 1996 Equity Incentive Plan (the “1996 Equity Plan”) to increase the number of shares of common stock issuable under the plan by 1,700,000 shares from 6,296,325 shares to 7,996,325 shares.

Vote “For”	Vote “Against”	Abstentions	Broker Non-Votes
19,622,629	4,564,466	90,042	0

(c)	To vote on a proposed amendment to TriPath’s 1997 Director Stock Option Plan (the “1997 Director Plan”) to increase the number of shares of common stock issuable under the plan by 150,000 shares from 300,000 shares to 450,000 shares.

Vote “For”	Vote “Against”	Abstentions	Broker Non-Votes
20,422,700	2,916,891	937,546	0

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

See Exhibit Index immediately following the Signatures.

(b)	Reports on Form 8-K.

On May 6, 2004, we filed a Current Report on Form 8-K dated as of May 6, 2004, to announce our results of operations for the quarter ended March 31, 2004 and to announce an agreement with Quest Diagnostics Incorporated.

TRIPATH IMAGING, INC.
FORM 10-Q
June 30, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIPATH IMAGING, INC.

DATE: August 4, 2004	BY:	/s/ Stephen P. Hall

Stephen P. Hall
Senior Vice-President and Chief
Financial Officer (Principal
Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
3.1	Restated Certificate of Incorporation. Filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended June 30, 2002 (File No. 0-22885) and incorporated herein by reference.

3.2	Amended and Restated By-laws of the Company. Filed as Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended June 30, 2002 (File No. 0-22885) and incorporated herein by reference.

10.1	Warrant Purchase Agreement between the Company and Quest Diagnostics Incorporated, dated as of May 5, 2004. Filed herewith

10.2	Amended and Restated 1996 Equity Incentive Plan. Filed herewith.

10.3	Amended and Restated 1997 Director Stock Option Plan. Filed herewith.

31.1	Certifications of the Chief Executive Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certifications of the Chief Financial Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.