Form 10-Q
period 2004-09-30
TRIPATH IMAGING INC
filed 2004-11-04
CIK 1041426

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes (X)    No (   )

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2004

Common Stock, $.01 par value	38,058,434

TriPath Imaging, Inc.

Note Regarding Trademarks

We have registered trademarks in the United States for AutoCyte®, AutoCyte Quic®, AutoPap®, CytoRich®, ImageTiter®, PAPMAP®, PrepMate®, SlideWizard®, and TriPath Imaging®. We have pending U.S. trademark applications for i3 SeriesTM, FocalPointTM, PrepStainTM, PROEXTM,, SurePathTM, TriPath Care TechnologiesTM, and TriPath OncologyTM. Foreign registrations are maintained for several of our trademarks in Argentina, Australia, Brazil, Canada, Chile, China, the European Union, Finland, Hong Kong, Indonesia, Israel, Japan, Malaysia, Norway, the Russian Federation, Singapore, South Africa, Sweden, Switzerland, Taiwan, Thailand and the United Kingdom. We have pending foreign trademark applications for FocalPointTM, i3 SeriesTM, PAPNET®, PrepStainTM, SurePathTM, and TriPath Care TechnologiesTM. In addition to trademark activity, we issue a copyright notice on all of our documentation and operating software. There can be no assurance that any trademarks or copyrights that we own will provide competitive advantages for our products or will not be challenged or circumvented by our competitors.

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TriPath Imaging, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$16,828	$20,954
Accounts receivable, net	14,160	13,650
Inventory, net	10,707	10,896
Deferred sales discount	779	—
Other current assets	1,916	1,495

Total current assets	44,390	46,995
Customer use assets, net	7,471	6,634
Property and equipment, net	2,465	3,418
Deferred sales discount	2,792	—
Other assets	884	488
Intangible assets	8,095	8,393

Total assets	$66,097	$65,928

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,243	$4,425
Accrued expenses	3,797	7,378
Deferred revenue and customer deposits	1,473	1,499
Deferred research and development funding	—	207
Current portion of debt	117	40

Total current liabilities	8,630	13,549
Long-term debt, less current portion	13	8
Stockholders’ equity:
Common stock, $0.01 par value; 98,000,000 shares authorized; 38,054,011 and 37,855,967 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	381	379
Additional paid-in capital	289,712	285,035
Deferred compensation	(14)	(52)
Accumulated deficit	(232,723)	(233,020)
Accumulated other comprehensive income	98	29

Total stockholders’ equity	57,454	52,371

Total liabilities and stockholders’ equity	$66,097	$65,928

See accompanying notes to condensed consolidated financial statements

TriPath Imaging, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues	$18,028	$14,113	$50,259	$38,512
Cost of revenues	5,529	4,805	15,442	13,314

Gross profit	12,499	9,308	34,817	25,198
Operating expenses:
Research and development	3,077	2,421	8,236	6,601
Regulatory	730	1,155	3,117	4,052
Sales and marketing	4,465	4,542	13,699	13,232
General and administrative	3,307	2,861	9,678	8,241

	11,579	10,979	34,730	32,126

Operating income/(loss)	920	(1,671)	87	(6,928)
Interest income	62	74	223	342
Interest expense	(4)	(12)	(13)	(28)

Net income/(loss)	$978	$(1,609)	$297	$(6,614)

Earnings/(loss) per common share
Basic	$0.03	$(0.04)	$0.01	$(0.18)
Diluted	$0.02	$(0.04)	$0.01	$(0.18)

See accompanying notes to condensed consolidated financial statements

TriPath Imaging, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine months ended
	September 30,
	2004	2003
Operating activities
Net income/(loss)	$297	$(6,614)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	3,651	3,253
Loss on disposal of fixed asset	23	13
Amortization of non-cash equity compensation	325	—
Amortization of deferred research and development	(207)	(1,859)
Change in operating assets and liabilities:
Accounts receivable	(504)	(2,400)
Inventory	(2,641)	(2,645)
Accounts payable and other current liabilities	(4,856)	3,585
Other	(841)	(3,693)

Net cash used in operating activities	(4,753)	(10,360)
Investing activities
Purchases of property and equipment	(19)	(138)
Additions to intellectual property	(319)	—
Other	(8)	196

Net cash (used in) provided by investing activities	(346)	58
Financing activities
Proceeds from debt	365	482
Proceeds from exercise of stock options	814	894
Payments on debt and leases	(283)	(1,103)

Net cash provided by financing activities	896	273
Effect of exchange rate changes on cash	77	(56)

Net decrease in cash and cash equivalents	(4,126)	(10,085)
Cash and cash equivalents at beginning of period	20,954	32,571

Cash and cash equivalents at end of period	$16,828	$22,486

See accompanying notes to condensed consolidated financial statements

TriPath Imaging, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)
September 30, 2004

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

2. Inventory

Inventory consists of the following:

	September 30,	December 31,
	2004	2003
Raw materials	$5,941	$6,226
Work-in-process	2,185	1,925
Finished goods	2,581	2,745

	$10,707	$10,896

Instruments	$9,240	$9,758
Reagents and consumables	1,467	1,138

	$10,707	$10,896

For the three months ended September 30, 2004 and 2003, movements of $591 and $132, respectively, occurred between customer-use assets, property and equipment, and inventory. For the nine months ended September 30, 2004 and 2003, movements of $2,817 and $1,722, respectively, occurred between customer-use assets, property and equipment, and inventory.

3. Earnings/(Loss) Per Share of Common Stock

Per share information is based upon the weighted-average number of shares of common stock outstanding during the period. Basic earnings/(loss) per share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding plus potentially dilutive shares, as if they had been issued at the beginning of the period presented. Potentially dilutive common shares result from our outstanding stock options and warrants. Certain shares, attributable to

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

certain stock options and warrants, were excluded from diluted earnings per share because their impact was antidilutive.

The following represents a reconciliation of the weighted average shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Basic	38,047,100	37,643,343	37,981,572	37,568,906
Assumed conversion of:
Stock options	1,156,039	—	1,311,252	—
Warrants	17,278	—	23,788	—

Diluted	39,220,417	37,643,343	39,316,612	37,568,906

The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	September 30,
	2004	2003
Stock options	1,907,699	3,841,762
Warrants	800,000	223,253

	2,707,699	4,065,015

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

5. Lines of Credit

In January 2004, we renewed our working capital facility with Silicon Valley Bank and increased the amount of the line to $7,500. The outstanding balance is limited to an amount equal to 80% of eligible accounts receivable if certain financial covenants are not met, all of which have been met. The current line commitment expires on January 28, 2005. The line bears interest at the bank’s prime rate plus 1/2% and is collateralized by substantially all of our assets. The line of credit carries customary covenants, including the maintenance of a minimum modified quick ratio and other requirements. We had no outstanding borrowings under this agreement at September 30, 2004.

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

During April 2003, we obtained a $2,500 lease line of credit from General Electric Capital Corporation (“GE Capital”). Individual lease schedules under this lease line carry three-year terms. Financing charges are based on the fixed basic term lease rate factor. The interest rates on the various schedules under this lease line range from 2.85% to 3.30%. The lease line is being used as an alternative source of capital to secure operating leases for assets, primarily equipment. In March 2004, this line was renewed for $2,000 (in addition to amounts for assets already leased under the line). Terms of the new line are substantially the same as the expiring line. The primary difference is that lease terms under the new line range from 30 to 36 months. As of September 30, 2004, assets with an original cost of $1,074 were leased under our lease lines with GE Capital. Future minimum lease payments under this lease line are $813.

During August 2002, we obtained a $1,500 lease line of credit from Bank of America. Bank of America assigned the leases under this line to GE Capital in 2004. Amounts used under this lease line are secured by a letter of credit against our line of credit with Silicon Valley Bank discussed above. Assets leased under this lease line carry three-year lease terms. Financing charges are based on three-year constant Treasury Maturities. The interest rates on the various schedules under this lease line range from 2.75% to 2.90%. The lease line was used as an alternative source of capital to secure operating leases for assets, primarily equipment. As of September 30, 2004, assets with an original cost of $1,286 were leased under this lease line. Future minimum lease payments under this lease line are $528. As the lease line has expired, no further assets will be leased under this line of credit.

6. Other Liabilities and Commitments

On July 31, 2001, we entered into a series of agreements with Becton, Dickinson and Company (“BD”) to develop and commercialize tests for malignant melanoma and cancers of the cervix, breast, ovary and prostate using genomic and proteomic markers identified at Millennium Pharmaceuticals, Inc. (“Millennium”). We have accounted for the transaction in accordance with the provisions of SFAS No. 68, “Research and Development Arrangements.” In connection with the transaction, we recorded $6,198 in deferred research and development (“R&D”) funding, which was amortized against such expenses over thirty months on a straight-line basis. During the nine months ended September 30, 2004 and 2003, respectively, we recorded $207 and $1,859 of amortization against R&D expense. This deferred R&D funding was fully amortized as of January 31, 2004.

During 2001, we entered into a contract with a vendor in Switzerland to purchase a minimum of 300 and up to 525 base units for our PrepStain instrument. We committed to purchase at least 300 complete units by December 31, 2004, and to the extent that we purchase less than 525 complete units, we will be obligated to purchase component parts for the balance by the end of 2005. At September 30, 2004 we had taken delivery of 381 complete base units. Our remaining commitment under this contract approximates $1,258 based on the exchange rate in effect at September 30, 2004.

7. Stock Based Transactions

As allowed by the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), we continue to account for stock options issued to employees in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, no compensation expense is recognized for stock or stock options issued with an exercise price equivalent to the fair value of our Common Stock. For stock options granted at exercise prices below the deemed fair value, we record deferred compensation expense for the difference between the exercise price of the shares and the deemed fair value. Any resulting deferred compensation expense is amortized ratably over the vesting

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

period of the individual options. The Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 in October 1995. For companies that continue to account for stock based compensation arrangements under APB 25, SFAS 123 requires disclosure of the pro forma effect on net income (loss) and earnings (loss) per share as if the fair value based method prescribed by SFAS 123 had been applied.

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

Had compensation cost for our stock options been determined based on the fair value at the date of grant consistent with the provisions of SFAS 123 and 148, with respect to our Equity Incentive Plan and our Employee Stock Purchase Plan, our pro forma net income/(loss) and net earnings/(loss) per share would have been as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income/(loss), as reported	$978	$(1,609)	$297	$(6,614)
Stock-based compensation included in reported net loss	3	6	8	21
Stock-based compensation expense under fair value based method for all plans	(1,376)	(828)	(3,748)	(2,467)

Pro forma net loss	$(395)	$(2,431)	$(3,443)	$(9,060)

Net earnings/(loss) per common share (basic & diluted):
Basic:
As reported	$0.03	$(0.04)	$0.01	$(0.18)
Pro forma	$(0.01)	$(0.06)	$(0.09)	$(0.24)
Diluted
As reported	$0.02	$(0.04)	$0.01	$(0.18)
Pro forma	$(0.01)	$(0.06)	$(0.09)	$(0.24)

In the first quarter of 2003, we entered into an agreement with Quest Diagnostics Incorporated (“Quest Diagnostics”) to introduce our cervical cancer screening products in select locations. Quest Diagnostics completed an evaluation process of these products in late 2003. Early in the second quarter of 2004, on the strength of the outcome of this evaluation, we entered into a new multi-year agreement with Quest Diagnostics. Under this agreement, Quest Diagnostics uses our SurePath and PrepStain products, and is finalizing its evaluation of the FocalPoint Slide Profiler for use in its operations. During the term of the agreement, we will work together with Quest Diagnostics to expand the use of our products by educating physicians about the benefits of our technology.

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

In connection with this agreement, the initial 800,000 warrants were valued using a Black-Scholes pricing model upon issuance at $3,896, which represented a deferred sales discount. These warrants, which expire in 2007, were recorded as additional paid-in capital and the resulting deferred sales discount will be amortized on a straight-line basis against revenues over the five-year term of the agreement. During the three and nine months ended September 30, 2004, $195 and $325 of amortization was recorded as a reduction of revenues, respectively.

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

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

Results by Segment

The results, by segment, for the three and nine months ended September 30, 2004 and 2003, are as follows:

	Three Months Ended September 30, 2004
	Commercial	TriPath
	Operations	Oncology	Total
Revenues	$17,528	$500	$18,028
Cost of revenues	5,486	43	5,529

Gross profit	12,042	457	12,499
Operating expenses:
Research and development	502	2,575	3,077
Regulatory	612	118	730
Sales and marketing	4,309	156	4,465
General and administrative	2,224	1,083	3,307

Total operating expenses	7,647	3,932	11,579

Operating income/(loss)	$4,395	$(3,475)	$920

	Three Months Ended September 30, 2003
	Commercial	TriPath
	Operations	Oncology	Total
Revenues	$14,113	$—	$14,113
Cost of revenues	4,805	—	4,805

Gross profit	9,308	—	9,308
Operating expenses:
Research and development	601	1,820	2,421
Regulatory	961	194	1,155
Sales and marketing	4,279	263	4,542
General and administrative	1,824	1,037	2,861

Total operating expenses	7,665	3,314	10,979

Operating income/(loss)	$1,643	$(3,314)	$(1,671)

	Nine Months Ended September 30, 2004
	Commercial	TriPath
	Operations	Oncology	Total
Sales	$49,747	$512	$50,259
Cost of revenues	15,399	43	15,442

Gross profit	34,348	469	34,817
Operating expenses:
Research and development	1,524	6,712	8,236
Regulatory	2,735	382	3,117
Sales and marketing	13,311	388	13,699
General and administrative	6,384	3,294	9,678

Total operating expenses	23,954	10,776	34,730

Operating income/(loss)	$10,394	$(10,307)	$87

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

	Nine Months Ended September 30, 2003
	Commercial	TriPath
	Operations	Oncology	Total
Sales	$38,379	$133	$38,512
Cost of revenues	13,298	16	13,314

Gross profit	25,081	117	25,198
Operating expenses:
Research and development	1,677	4,924	6,601
Regulatory	3,551	501	4,052
Sales and marketing	12,508	724	13,232
General and administrative	5,064	3,177	8,241

Total operating expenses	22,800	9,326	32,126

Operating income/(loss)	$2,281	$(9,209)	$(6,928)

All sales were generated from external customers. There were no inter-segment revenues. Sales to external customers in the TriPath Oncology segment were $500 during the three months ended September 30, 2004, and were primarily attributable to a non-recurring fee related to the sale of an imaging research system. There were no sales in the TriPath Oncology segment during the three months ended September 30, 2003. Sales to external customers in the TriPath Oncology segment were $512 and $133 during the nine months ended September 30, 2004 and 2003, respectively, and were primarily attributable to imaging-related fees, including those resulting from the sale of an imaging research system. Sales to external customers in the Commercial Operations segment for the three and nine months ended September 30, 2004 and 2003, include the following:

	Three Months Ended September 30,
	2004	2003
Reagents	$13,794	$10,314
Instruments	1,917	2,054
Fee-per-use and other	2,012	1,745
Non-cash sales discount related to Quest warrants	(195)	—

Total revenues	$17,528	$14,113

	Nine Months Ended September 30,
	2004	2003
Reagents	$38,525	$27,834
Instruments	5,430	5,534
Fee-per-use and other	6,117	5,011
Non-cash sales discount related to Quest warrants	(325)	—

Total revenues	$49,747	$38,379

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

The tables below disclose certain other selected segment information:

	Three Months Ended
	September 30,
	2004	2003
Depreciation and amortization
Commercial Operations	$1,190	$1,049
TriPath Oncology	57	61

Total consolidated depreciation and amortization	$1,247	$1,110

Amortization of deferred R&D funding from BD recorded as an offset to R&D expense
TriPath Oncology	$—	$(620)

Purchases of property and equipment
Commercial Operations	—	10
TriPath Oncology	—	19

Total consolidated purchases of property and equipment	$—	$29

Additions to intellectual property
TriPath Oncology	$319	$—

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

	Nine Months Ended
	September 30,
	2004	2003
Depreciation and amortization
Commercial Operations	$3,481	$3,077
TriPath Oncology	170	176

Total consolidated depreciation and amortization	$3,651	$3,253

Amortization of deferred R&D funding from BD recorded as an offset to R&D expense
TriPath Oncology	(207)	(1,859)

Purchases of property and equipment
Commercial Operations	19	53
TriPath Oncology	—	85

Total consolidated purchases of property and equipment	$19	$138

Additions to intellectual property
TriPath Oncology	$319	—

	As of September 30,
	2004	2003
Segment assets
Commercial Operations	$101,913	$86,686
TriPath Oncology	1,487	1,621

Total segment assets	$103,400	$88,307
Reconciling item
Intersegment loan account	(37,303)	(21,544)

Total consolidated assets	$66,097	$66,763

     During 2001, our TriPath Oncology segment received $6,198 in deferred R&D funding from BD, which was amortized as an offset to R&D expenses over thirty months on a straight-line basis. This deferred R&D funding was fully amortized as of January 31, 2004 (see tables above).

Geographic Area Data

Our Commercial Operation’s domestic revenues are generated primarily by direct sales activities. The segment initiated expansion of its field sales forces in September 2004, targeted primarily towards our pursuit of additional business under our agreements with large commercial laboratories. International revenues continue to be derived primarily through distributors, except in Canada where we sell directly to our laboratory customers. Revenues by geographic area (or country) are reflected in the table below:

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

	Three-Months Ended September 30,
	2004		2003
United States	$13,115	73%	$10,443	74%
International	4,913	27%	3,670	26%

Total Revenues	$18,028		$14,113

	2004	2003
International Revenues
Europe	$2,233	$1,771
Canada	1,613	1,446
Asia	975	343
Rest of world	92	110

Total international revenues	$4,913	$3,670

	Nine-Months Ended September 30,
	2004		2003
United States	$36,375	72%	$28,498	74%
International	13,884	28%	10,014	26%

Total Revenues	$50,259		$38,512

	2004	2003
International Revenues
Europe	$6,197	$4,706
Canada	4,601	3,813
Asia	2,899	1,268
Rest of world	187	227

Total international revenues	$13,884	$10,014

Revenues are attributed to countries based on the location of our customers, which include both distributors and end-users. Revenues recorded in our TriPath Oncology segment were all attributable to domestic customers.

9. Contingencies

We compete with Cytyc Corporation (“Cytyc”) relative to the sale of our FocalPoint and Cytyc’s sale of its ThinPrep Imaging System. We believe Cytyc’s ThinPrep Imaging System infringes our patents and, on June 16, 2003, we filed a lawsuit in the United States District Court for the Middle District of North Carolina seeking damages and injunctive relief to stop such infringement. On July 24, 2003, Cytyc filed its answer in the North Carolina court, which included counterclaims seeking a declaration that our patents are invalid and that its ThinPrep Imaging System does not infringe our patents. On October 30,

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

2003, the Court in this action issued an order transferring this case to the United States District Court for the District of Massachusetts.

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

On January 5, 2004, the district court in Massachusetts entered an order consolidating the two lawsuits into a single action. On April 30, 2004, the district court granted us leave to amend our complaint and answer in the consolidated action to assert infringement against Cytyc’s ThinPrep Imaging System under two additional patents. On October 14, 2004, a scheduling conference was held in this consolidated action. At this conference, the court scheduled the deadline for the close of fact discovery at January 31, 2005, and the close of expert discovery at April 29, 2005. The court also set another scheduling conference for May 5, 2005. We anticipate that a trial will be scheduled sometime in late 2005 or early 2006 based on the current case schedule. At this stage of the consolidated proceedings, we are unable to predict the ultimate outcome. Similarly, we are unable to predict the potential effect on our business and results of operations that any outcome may ultimately have.

The case number for the action transferred from North Carolina to Massachusetts is 1:03-CV-12630-DPW and the case number for the consolidated Massachusetts action is 1:03-CV-11142-DPW. The case numbers are for reference only and the corresponding pleadings are expressly not incorporated into this document by reference.

10. Recently Issued Accounting Standards

In December 2003, the FASB issued a revised FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”), which requires a new approach in determining if a reporting entity should consolidate certain legal entities, including partnerships, limited liability companies, or trusts, among others, collectively defined as variable interest entities, or “VIE’s.” A legal entity is considered a VIE if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties. If the legal entity is a VIE, then the reporting entity that is the primary beneficiary must consolidate it. Even if a reporting entity is not obligated to consolidate a VIE, then certain disclosures must be made about the VIE if the reporting entity has a significant variable interest. Certain transition disclosures are required for all financial statements issued after December 15, 2003. The adoption of FIN 46 had no impact on our results of operations or financial position for the three and nine months ending, nor as of, September 30, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

This report on Form 10-Q contains forward-looking statements based on our current plans and expectations of our management. Important information about the basis for these plans and expectations and certain factors that may cause our actual results to differ materially from these statements are contained below and in “Certain Factors Which May Affect Future Operations and Results,” beginning on page 37.

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

Our Commercial Operations unit is a commercial engine organized to grow sales, drive margin and generate cash. TriPath Oncology is the development engine of a broad based gene discovery program created to develop new molecular diagnostic and pharmacogenomic products for the early detection and clinical management of cancer. Our revenues are primarily generated today through our Commercial Operations from the sale of our cervical cytology screening products. Although we do not expect that the products and services that we are developing in TriPath Oncology will materially impact revenues in 2004, we do expect to generate revenues from some of these reagents and instruments in 2005 and continue to believe that sales related to products developed by TriPath Oncology may significantly impact our growth in 2006 and beyond.

Commercial Operations

We generate revenue from the sale, rental and lease of PrepStain systems and from the sale of the related SurePath and PrepStain test kits, comprised of proprietary reagents and other disposables. We also generate revenue from the direct sale of FocalPoint systems and from the placement of FocalPoint systems under rental and fee-per-use contracts. Additionally, we generate revenue from service contracts on PrepStain and FocalPoint systems.

Our marketing strategy is focused on providing solutions that address the unmet needs of our three broad market stakeholders: clinical laboratories, clinicians and third-party payors. We are increasingly focusing our sales and marketing efforts relating to our cytology products on the large commercial laboratory segment. We direct our marketing resources toward various initiatives designed to promote brand identification and awareness, increase market acceptance of our products and services and enhance product management. We have expanded our presence in the marketplace through increased advertising and promotion, company-sponsored seminars and trade shows, and peer selling activities. An important element of our marketing strategy is to achieve broad market acceptance of our integrated product consisting of the screening of SurePath slides by the FocalPoint system.

TriPath Oncology

Our TriPath Oncology business focuses on developing molecular diagnostic and pharmacogenomic products for malignant melanoma and cancers of the cervix, breast, ovary, and prostate.

The goal of our molecular oncology program is to use new discoveries in genomics and proteomics research to develop and commercialize diagnostic and pharmacogenomic products and services to improve the early detection and clinical management of certain types of cancer. We have active programs in development seeking to create tests to identify individuals with certain types of cancer at the earliest possible stage of the disease, provide individualized predictive and prognostic information, guide treatment selection for patients with cancer, and predict disease recurrence. The core products and services we are developing will be based upon genomic and proteomic markers that were identified through discovery research conducted at Millennium Pharmaceuticals, Inc. (Millennium) under its research and development agreement with Becton, Dickinson and Co. (BD) as well as other markers that have been or may be identified independently of that agreement.

We are also leveraging our proprietary imaging technology in an effort to develop new collaborations to expand our commercial opportunities.

Although we do not expect that the sale of products and services that we are developing in TriPath Oncology will materially impact revenues in 2004, we do expect to generate revenues from the sale of some of these reagents and instruments in 2005 and continue to expect that sales related to products developed by TriPath Oncology may significantly impact our growth in 2006 and beyond. We believe that TriPath Oncology will continue to incur expenses in excess of revenues generated for the foreseeable future. During the three months ended September 30, 2004, we generated a non-recurring fee related to the sale of an imaging research system in connection with our agreement with Ventana Medical Systems, Inc. (Ventana) relating to our ongoing development of a Ventana-branded version of our interactive histology imaging system. Though there can be no assurance of future recurring revenues under this agreement, we believe that in addition to non-recurring revenue already recorded, the agreement provides the potential for capital equipment and fee per use revenues in 2005 if we successfully complete the development of the product, we obtain FDA clearance for processing of Ventana assays on the product, and, if necessary, additional FDA or other regulatory clearance or approval with respect to the assays and imager, Ventana is successful in placing the product with laboratory customers, and laboratories migrate the processing of Ventana assays to the product.

Developments

During the third quarter of 2004 we entered into an agreement with Cancer Research Technology Limited (CRT), a wholly-owned subsidiary of Cancer Research UK, to obtain a license to certain intellectual property we intend to use in the development and commercialization of our molecular oncology products. Our rights to the intellectual property are subject to certain conditions including base and milestone royalty payments.

In October 2004, we announced an agreement with LabOne, Inc. (LabOne), one of the nation’s leading providers of diagnostic testing, information and services. Under the agreement, LabOne will offer our SurePath liquid-based Pap test for cervical cancer screening to its physician customers nationwide. Through this agreement, and our agreements with Quest and LabCorp, we now have corporate agreements with the largest commercial laboratories in the country, and thus a defined pathway to seek to significantly expand our domestic market share within the large laboratory segment in the coming years.

In October 2004, we formally submitted new clinical data to the FDA in support of a supplemental filing to our Pre-Market Approval for the Focal Point Slide Profiler to expand our claims to include approval of the FocalPoint GS Imaging System. This system is designed to perform automated primary cervical cytology screening and analysis to distinguish between normal and abnormal Pap smears. It combines the automated sorting and ranking capability of the currently approved FocalPoint Slide Profiler with FocalPoint GS guided screening of areas of interest on SurePath thin-layer slides. There can be no assurance that the FocalPoint GS system will receive the required regulatory approvals, when anticipated, if at all.

In August 2004, we submitted new clinical data to the FDA in support of a supplemental filing to our Pre-Market Approval for the PrepStain System to include approval of testing of cervical cells for high risk human papilloma virus (HPV) DNA with the Digene hc2 High-Risk HPV DNA Test™, using the same specimen collected to prepare SurePath slides for cytological analysis. There can be no assurance that our submission will receive the required regulatory approvals, when anticipated, if at all.

In September 2004, we entered into a five-year global supply agreement with Ventana under which Ventana obtained exclusive rights to sell and distribute worldwide a Ventana-branded version of our interactive histology imaging system that we are developing to be optimized for both Ventana and TriPath Imaging assays. The interactive histology imaging system is being developed to offer anatomic pathology laboratories a cost-effective solution utilizing on-demand digital imaging, direct visualization of Immuno-Histo Chemistry (IHC) stained slides, and real-time quantitative analysis of tissue samples. We believe that in addition to non-recurring revenue already recorded, the agreement provides the potential for capital equipment and fee per use revenues in 2005 if we successfully complete the development of the product, we obtain FDA clearance for processing of Ventana assays on the product, and, if necessary, additional FDA or other regulatory clearance or approval with respect to the assays and imager, Ventana is successful in placing the product with laboratory customers, and customers migrate the processing of Ventana assays to the product.

In July 2004, we released two molecular diagnostic product candidates that we are developing for cancers of the cervix and breast in a Research Use Only (“RUO”) format to external experts that have agreed to study and evaluate the performance and clinical feasibility of the tests. These external studies will augment our ongoing internal studies. Beginning in the third quarter of 2004, John Hopkins University School of Medicine, Massachusetts General Hospital and the University of Colorado Health Sciences Center began evaluating the diagnostic test for cervical cancer that we are developing. Additionally, Albany Medical College began evaluating the prognostic test for breast cancer that we are developing. We anticipate that the results of these external research studies will be submitted for presentation and publication, enabling laboratories and medical experts to assess the analytical performance and future potential of these RUO reagents. Nine abstracts related to our cervical cancer molecular diagnostic product were accepted for presentation at the November 2004 scientific meeting of the American Society of CytoPathology and one abstract was accepted for presentation at the December 2004 San Antonio Breast Cancer Symposium.

We are currently finalizing the design of a clinical trial for our cervical diagnostic product candidate that could support an application for pre-market approval. We can provide no assurance that either molecular diagnostic test that we are developing will be verified by the external studies conducted upon it or be granted FDA approval in a timely manner or at all.

We have been awarded contracts to supply our SurePath liquid based Pap test by three regional healthcare providers in the United Kingdom since the British National Institute for Clinical Excellence (“NICE”) approved the conversion to liquid-based cytology for cervical screening in October 2003. The National Health Service of the United Kingdom, which plans to convert completely to liquid-based cytology, represents attractive growth potential for our products. In June 2004, Cervical Screening Wales (the national Welsh cervical screening organization) signed a five-year contract to use the SurePath liquid-based Pap test exclusively for its cervical screening program. In September 2004, Birmingham Women’s Hospital and Good Hope Hospital signed a five-year contract to use the SurePath liquid-based Pap test exclusively for all women in its cervical screening program. Birmingham Women’s Hospital will rollout the SurePath liquid-based Pap test to Primary Care Clinics in the South Birmingham Primary Care Trust (PCT) during late 2004 and is scheduled to begin processing samples from Good Hope Hospital in Spring 2005. In October 2004, Cheshire and Merseyside Strategic Health Authority (Liverpool) signed a five-year contract to use the SurePath liquid-based Pap test for its cervical screening program.

In September of 2004, we initiated an expansion of our sales and marketing activities in the U.S., targeted primarily towards our pursuit of additional business under our agreements with large commercial laboratories. We have reorganized our sales management to ensure accountability and support for a larger field sales organization and to ensure broad geographic coverage. We completed expansion of our sales management team in October of 2004 and expect to expand our field sales organization over the next 4 months. In addition, we expect to make increased investments in marketing and marketing related activities in support of our current cytology products worldwide as well as to begin to prepare the market for the future introduction of our molecular oncology products.

Challenges

In the second half of 2004, we face challenges and risks that are familiar on some fronts and new on others. Our cervical cytology business continues to face competitive commercial pressure from Cytyc Corporation. We have made measurable strides in the cervical cytology marketplace, but there remains additional ground to gain. As we integrate a newly expanding sales force and transition the focus of our sales and marketing efforts to our large commercial laboratory customers, we face the challenge of expanding our cervical cytology business in a heavily contested market segment while maintaining our business with our traditional customer base. In the third quarter, for example, as we shifted our focus to the large commercial laboratory segment, we experienced a deceleration in the growth of our business within our traditional and more fully penetrated customer base. Balancing existing cash reserves against effective development, marketing and selling programs continues to be one of our prime areas of focus. Additionally, successful movement of two product offerings through the FDA approval processes is a continuing challenge we face in the second half of 2004. If we are able to move forward successfully and obtain FDA approval for (i) our FocalPoint GS system and (ii) use of our preservative solution to collect specimens for use in Digene’s Hybrid Capture HPV test, we will have additional opportunities to address the cervical cytology market competitively. There can be no assurance that we will obtain FDA approval for these product offerings.

We face new challenges and risks in the last quarter of 2004 that primarily reflect the progress we have made in our molecular diagnostics development programs to date and the fact that some of these programs will now move into the next stages of development. In 2003, we completed the marker discovery program conducted at Millennium under our agreement with BD for all of our cancer development programs, including cancer of the cervix, breast, ovary, and prostate and completed the transfer of breast staging, cervical staging, ovarian screening and breast screening markers. We expect to continue to evaluate markers that have been identified independently of that agreement in order to optimize product performance. Our approach to marker discovery, identification and prioritization is based on correlation with patient outcome and includes the evaluation of markers that have been previously identified by others as well as novel markers that have not been previously associated with our specific product indications. As a result, to ensure our freedom to utilize known markers and integrate them into our product candidates, we will in certain instances be required to license them from third parties, as we have in our agreement with CRT, for example, discussed above. We are, concurrently, pursuing intellectual property protection for the novel markers that we have identified as well as the proprietary formulations that we are creating from the combination of either novel or known markers. There can be no assurance that we will be able to license markers on acceptable terms, if at all, or establish intellectual property protection for our novel markers and proprietary formulations.

We have made significant progress in translating the cervical, breast, and ovarian markers identified from the discovery research conducted at Millennium under our agreement with BD as well as other markers that have been identified independently of that agreement into assay reagents, and developed functional prototype assays to evaluate each marker’s clinical performance. We face the challenges involved in continuing the development of our cervical and breast molecular diagnostic product candidates. The success of those product candidates will depend significantly upon the outcome of external research studies by academic and clinical centers of excellence that include analytical performance evaluations and assessments of the clinical feasibility of the product candidates, as well as our own continuing studies. As we collect data from both internal and external research studies we face the challenge of building the clinical case for the value of these developing products, the challenge of positioning ourselves for clinical trials, the challenge of translating the results of these studies into market opportunity, the challenges of securing regulatory approval, and the challenge related to preparing the market for a broad introduction of these products in 2006 and beyond. In the short term, we face the challenge of introducing these products as either research use only kits or analyte-specific reagents in the U.S. as well as the challenges related to an international launch of product not yet approved for use in the U.S. We also face the challenges and risks associated with selection of the final marker panel for screening for ovarian cancer, for continuing clinical studies related to our melanoma staging product, and for preparation of our facilities and operations for manufacture of the molecular diagnostic products that we are developing. We also face the challenge of continuing the development of a Ventana-branded version of our interactive histology imaging system, obtaining FDA clearance for Ventana assays processed on the product, and, if necessary, additional FDA or other regulatory clearance or approval with respect to the assays and imager, and ultimately supporting Ventana in its market introduction of the product.

Litigation with Cytyc Corporation

We compete with Cytyc Corporation (“Cytyc”) relative to the sale of our FocalPoint and Cytyc’s sale of its ThinPrep Imaging System. We believe Cytyc’s ThinPrep Imaging System infringes our patents and, on June 16, 2003, we filed a lawsuit in the United States District Court for the Middle District of North Carolina seeking damages and injunctive relief to stop such infringement. On July 24, 2003, Cytyc filed its answer in the North Carolina court, which included counterclaims seeking a declaration that our patents are invalid and that its ThinPrep Imaging System does not infringe our patents. On October 30, 2003, the Court in this action issued an order transferring this case to the United States District Court for the District of Massachusetts.

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

On January 5, 2004, the district court in Massachusetts entered an order consolidating the two lawsuits into a single action. On April 30, 2004, the district court granted us leave to amend our complaint and answer in the consolidated action to assert infringement against Cytyc’s ThinPrep Imaging System under two additional patents. On October 14, 2004, a scheduling conference was held in this consolidated action. At this conference, the court scheduled the deadline for the close of fact discovery at January 31, 2005, and the close of expert discovery at April 29, 2005. The court also set another scheduling conference for May 5, 2005. We anticipate that a trial will be scheduled sometime in late 2005 or early 2006 based on the current case schedule. At this stage of the consolidated proceedings, we are unable to predict the ultimate outcome. Similarly, we are unable to predict the potential effect on our business and results of operations that any outcome may ultimately have.

The case number for the action transferred from North Carolina to Massachusetts is 1:03-CV-12630-DPW and the case number for the consolidated Massachusetts action is 1:03-CV-11142-DPW. The case numbers are for reference only and the corresponding pleadings are expressly not incorporated into this document by reference.

Critical Accounting Policies

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, we identified our judgments and assumptions with respect to revenue recognition, allowance for doubtful accounts receivable, inventory and valuation of long-lived and other intangible assets as most critical to the accounting estimates used in the preparation of our financial statements. We reviewed our policies and estimates and determined that those policies require the most critical judgments and assumptions for the three and nine months ended September 30, 2004. We did not make any changes in those policies during the quarter. We have clarified the Critical Accounting Policy entitled “Revenue Recognition” with additional language giving more detail on how we implement this policy, as follows:

Revenue Recognition

We record revenue from the sale, rental and/or lease of our systems and from the sale of related consumables. Additionally, we record revenue from service contracts on our systems.

In the case of system sales to end-users, revenue recognition on system sales occurs at the time the instrument is installed and accepted at the customer site. In the case of instrument sales to distributors, revenue recognition on system sales occurs based upon the contract governing the transaction, typically at the time the instrument is shipped from our facility. This is the predominant vehicle for international instrument sales. If, however, we sell an instrument directly to an international end user, we record the revenue upon installation and acceptance of the instrument, consistent with our treatment in the U.S.

For system rentals, systems are placed at the customer’s site free of charge and the customer is obligated either to purchase reagent kits for a fixed term, or are charged fees based on monthly minimum, or actual, usage. Under these transactions, revenue recognition occurs at the time of shipment of the reagent kits or on a monthly basis based on the actual or minimum usage. There is no capital equipment revenue recognized under these transactions.

We also offer leasing alternatives. Under these transactions, we may, or may not, recognize revenue on system hardware depending on the particular details of the lease. We respond to customer needs by offering both capital and operating lease alternatives. Under the capital lease alternative, revenue is recognized initially as an instrument sale with part of the lease payments being allocated to interest income, and service revenues, if applicable, over the lease term. Under operating leases, we do not recognize any revenue related to the instrument sale, but recognize revenue as rental income over the lease term.

We consider the accounting policies regarding revenue recognition to be critical for several reasons. First due to the distributed nature of our sales network. We sell through a direct sales force in the U.S., and the issues related to revenue recognition are essentially clear-cut domestically. Abroad, however, we sell both through various distributor networks and directly to end user customers. This requires us to examine each sales transaction to ensure that we properly and consistently apply the appropriate accounting guidance covering revenue recognition. Further, as is typical with many companies that sell durable equipment, we often experience a flurry of sales activity near, or at, the end of fiscal quarters. This requires us to closely examine each equipment sale to ensure the requisite terms have been met to allow revenue recognition under GAAP. Additionally, certain of our equipment sales contracts may contain terms that would grant certain “evaluation,” or “free-use” periods, or terms that would allow the customer to return equipment. These terms, when present, are considered prior to our recording revenue. Sales of consumable products are recorded at shipment.

Results of Operations
(In thousands, except share and per share amounts)

Non-GAAP Financial Measures

Early in the second quarter of 2004, we entered into a multi-year agreement with Quest. In connection with the new agreement, we issued Quest incentive warrants with respect to an aggregate of 4,000,000 shares of our common stock as follows: a three-year warrant exercisable immediately for 800,000 shares at an exercise price of $9.25 per share; a three-year warrant exercisable upon achievement of a certain sales-based milestone for 200,000 shares at an exercise price of $10.18 per share; a three-year warrant exercisable upon achievement of a certain sales-based milestone for 500,000 shares at an exercise price of $10.64 per share; a four-year warrant exercisable upon achievement of a certain sales-based milestone for 1,000,000 shares at an exercise price of $11.56 per share; and a four-year warrant exercisable upon achievement of a certain sales-based milestone for 1,500,000 shares at an exercise price of $12.03 per share.

We have recorded the value of the 800,000 currently exercisable warrants held by Quest as a deferred sales discount and are amortizing this amount as a reduction of revenue over the 60-month life of our contract with Quest, because those warrants were exercisable on the date the contract was executed in May 2004. Accordingly, we recorded a non-cash sales discount of $195 for the third quarter of 2004 ($325 for the nine months ended September 30, 2004), attributable to amortization of the discount over the quarter ($65 per month). We will continue to record a non-cash sales discount of $65 per month, attributable to these warrants, over the remainder of the 60-month life of our agreement with Quest. The deferred sales discount was calculated on the basis of the fair value of the warrants at the date of grant, using the Black-Scholes valuation model, consistent with the provisions of SFAS 123 and 148 (see Note 7 to the Condensed Consolidated Financial Statements) and was accounted for as an adjustment against revenue, in accordance with the FASB’s Emerging Issues Task Force Release 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”

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

The following tables present pro forma versions of our revenues, gross profit, net income and earnings per share (basic and diluted) to illustrate our results from operations excluding the recorded non-cash sales discount relating to the warrants held by Quest. The table presents the most comparable GAAP measure to each non-GAAP measure, as well as the reconciliation to the corresponding GAAP measure. Our management believes that these non-GAAP financial measures provide a useful measure of our results of operations, excluding discounts that are not necessarily reflective of, or directly attributable to, our operations. We believe that these non-GAAP measures will allow investors to monitor our ongoing operating results and trends, gain a better understanding of our period-to-period performance, and gain a better understanding of our business and prospects for future performance. These non-GAAP results are not in accordance with, or an alternative for, generally accepted accounting principles and may be different from similar non-GAAP measures used by other companies.

	Three months ended September 30, 2004
		Reconciliation: Add
		Back Non-Cash Sales
	GAAP	Discount	Non-GAAP
Revenues	$18,028	$195	$18,223
Gross profit	12,499	195	12,694
Net income	978	195	1,173
Earnings per share:
		$195 to revenues used
Basic	$0.03	in calculation	$0.03
		$195 to revenues used
Diluted	$0.02	in calculation	$0.03

	Nine months ended September 30, 2004
		Reconciliation: Add
		Back Non-Cash Sales
	GAAP	Discount	Non-GAAP
Revenues	$50,259	$325	$50,584
Gross profit	34,817	325	35,142
Net income	297	325	622
Earnings per share:
		$325 to revenues used
Basic	$0.01	in calculation	$0.02
		$325 to revenues used
Diluted	$0.01	in calculation	$0.02

Three Months Ended September 30, 2004 and September 30, 2003

The tables below summarize our segment results for the three months ended September 30, 2004 and 2003. Comments made throughout this discussion related to our segments refer to the figures in these tables:

	Commercial Operations
	Three Months Ended
	September 30,
			Change	%
	2004	2003	vs 2003	Change
Revenues	$17,528	$14,113	$3,415	24.2
Cost of revenues	5,486	4,805	681	14.2

Gross profit	12,042	9,308	2,734	29.4
Operating expenses:
Research and development	502	601	(99)	(16.5)
Regulatory	612	961	(349)	(36.3)
Sales and marketing	4,309	4,279	30	0.7
General and administrative	2,224	1,824	400	21.9

	7,647	7,665	(18)	(0.2)

Operating income	$4,395	$1,643	$2,752	167.5

	TriPath Oncology
	Three Months Ended
	September 30,
			Change	%
	2004	2003	vs 2003	Change
Revenues	$500	$—	$500
Cost of revenues	43	—	43

Gross profit	457	—	457
Operating expenses:
Research and development	2,575	1,820	755	41.5
Regulatory	118	194	(76)	(39.2)
Sales and marketing	156	263	(107)	(40.7)
General and administrative	1,083	1,037	46	4.4

	3,932	3,314	618	18.7

Operating loss	$(3,475)	$(3,314)	$(161)	(4.9)

Revenues

Total Revenues – Total revenues for the third quarter of 2004 were $18,028, representing an increase of 27.7%, compared to revenues of $14,113 in the third quarter of 2003. Total revenues for the three months ended September 30, 2004 include a reduction of $195 related to non-cash sales discount in connection with warrants issued to Quest which is discussed below in connection with sales of reagents (see also discussion above). The most significant components of our increased revenues were from increased sales of reagents and disposables in our commercial operations segment and from a non-recurring imaging-related fee resulting from the sale of an imaging research system recorded in our TriPath Oncology segment, as discussed further below.

Commercial Operations Revenues- Revenues for the third quarter of 2004 in our Commercial Operations segment were $17,528, representing an increase of $3,415, or 24.2%, compared to revenues of $14,113 in the third quarter of 2003. The net increase in Commercial Operations revenues was primarily due to an increase in reagent sales, which reflects the impact of a $195 non-cash sales discount in the third quarter of 2004 that was not present in the third quarter of 2003, of $3,285, or 31.8%, offset by a decrease in sales of instruments of $137, or 6.7%, during the third quarter of 2004 compared to the third quarter of 2003. Other revenues, consisting primarily of fee-per-use sales, service on system placements, sales of non-instrument related SlideWizard products, various consumable products, freight and royalties, increased approximately $267, or 15.3%, during the third quarter of 2004 compared to the third quarter of 2003, largely attributable to increases in service revenues.

In the third quarter of 2004, reagent revenues increased by $3,285, or 31.8%, versus the third quarter of 2003. Domestic sales of our SurePath and PrepStain reagents, which reflects the impact of a $195 non-cash sales discount in the third quarter of 2004 that was not present in the third quarter of 2003, increased $2,257, or 27.8%, while international sales increased $1,028, or 46.8%, over the same period in 2003. Revenues from domestic sales of reagents and disposables increased by 3.0% from the second quarter of 2004. Worldwide, we shipped 23 PrepStain instruments, including 13 sales and 10 reagent rentals in the third quarter of 2004. In the U.S., we placed 12 PrepStain instruments with new and existing customers, 10 of which were reagent rentals. During the third quarter of 2004, we gained 6 new laboratory customers in the U.S. Domestic sales of test kit units increased by 38.6% from the third quarter of 2003 and by 7.2% from the second quarter of 2004. Revenues generated from the sale of cervical cytology test kits to the large commercial laboratory segment increased 146.7% over the third quarter of 2003. The large commercial laboratory segment accounted for 27.0% of all SurePath cervical cytology test kits sold in the U.S. in the third quarter of 2004 as compared to 14.4% in the third quarter of 2003 and 21.9% from the second quarter of 2004. The increase in business from large commercial laboratory customers is a result of our relationships with Quest, LabCorp, AmeriPath and LabOne and increasing focus of our sales and marketing efforts on the large commercial laboratory segment. Our SurePath Test Pack share of the domestic Pap smear testing market in the U.S. was approximately 14% for the third quarter of 2004 versus approximately 10% for the third quarter of 2003.

Instrument revenues decreased $137, or 6.7%, for the third quarter of 2004 versus the third quarter of 2003. Sales of PrepStain instruments worldwide were lower in the third quarter of 2004, decreasing by $335, or 37.1% for the third quarter of 2004 compared to the third quarter of 2003, comprised of a domestic decrease of $130 and a decrease of $205 internationally. Worldwide sales of FocalPoint systems increased approximately $118, or 10.8%, during the third quarter of 2004 over the third quarter of 2003, with a domestic decrease of $82, or 14.0%, offset by an international increase of $200, or 40.1%. Overall, FocalPoint slide profilers were placed with three new customers in the U.S. during the quarter with one instrument returned. This brings the total of FocalPoint slide profiler customers in the U.S. to 59, representing 92 instruments. Approximately 71% of FocalPoint customers in the U.S. utilize our integrating software to process both conventional Pap smears and SurePath slides. Sales related to our Extended SlideWizard instruments increased $80 between the two comparable quarters, all internationally.

Other revenues increased $267, or 15.3%, from the third quarter of 2003 to the third quarter of 2004. The major component of this overall increase was a service revenue increase of $248, or 63.8% compared with the third quarter of 2003. The other net increase amounted to $19 and was attributable mostly to freight revenues.

TriPath Oncology Revenues – Our TriPath Oncology business has been focused, since its inception, on developing molecular diagnostic and pharmacogenomic products for malignant melanoma and cancers of the cervix, breast, ovary, and prostate. Although we do not expect that the sale of products and services that we are developing in TriPath Oncology will materially impact revenues in 2004, we do expect to generate revenues from the sale of some of these reagents and instruments in 2005 and continue to expect that sales related to products developed by TriPath Oncology may significantly impact our growth in 2006. Nonetheless, TriPath Oncology recorded $500 of revenues in the third quarter of 2004, compared with none in the same period of 2003. This revenue is non-recurring in nature and resulted primarily from an imaging related fee resulting from the sale of an imaging research system.

Gross Margin

Total Gross Margin – Total gross margin for the third quarter of 2004 was 69.3%, an increase from 66.0% in the comparable period of 2003. This resulted in increased gross profit of $3,191, or 34.3%, between the comparable quarters. Our Commercial Operations segment is primarily responsible for the increase in gross margin because of continued growth in higher margin reagent and disposable sales and lean-based efficiencies in our manufacturing operations, which includes tools such as Value Stream Mapping, One-Piece Flow, Kanban Materials Management and Kaizen implementation methodology Additionally, TriPath Oncology recorded increased gross margin due to a non-recurring imaging related fee.

Commercial Operations Gross Margin – Total gross margin for the third quarter of 2004 in our commercial operations segment was 68.7%, an increase from 66.0% in the comparable period of 2003. This resulted in increased gross profit of $2,734, or 29.4%, between the comparable quarters. Gross margin increased as the result of continued growth in higher margin reagent and disposable sales and lean-based efficiencies in our manufacturing operations, as mentioned above.

As noted previously, large commercial laboratories are accounting for an increasing percentage of SurePath liquid-based Pap tests sold in the U.S. Although there can be no certainty, we anticipate that this trend will continue. As sales to large commercial laboratories increase, there may be some downward pressure on gross margin as the selling prices of our tests to higher volume customers, such as these large commercial laboratories, tend to be lower than selling prices to our other laboratory customers. We anticipate this downward trend may be somewhat offset as continued improvements to our manufacturing costs due to higher volumes and efficiencies from our lean-based manufacturing programs continue to take effect. While it is difficult at this point to predict what gross margins will be in the future, the extent to which gross margin is affected as the result of this trend will depend upon the relative number of tests sold to the higher volume laboratories at any point in time.

TriPath Oncology Gross Margin – Total gross margin for the third quarter of 2004 in our TriPath Oncology segment was 91.4%, compared with none in the comparable period of 2003. However, this had a relatively minor impact on overall gross margin due to the relatively small amount of gross profit contribution by TriPath Oncology. Gross margin resulted primarily from $500 of non-recurring revenue relating to an imaging related fee resulting from the sale of an imaging research system.

Research and Development

Total Research and Development - Research and development expenses include salaries and benefits of scientific and engineering personnel, depreciation of testing equipment, relevant consulting and professional services, components for prototypes and certain facility costs. Total research and development expenses for the third quarter of 2004 were $3,077, a 27.1% increase from $2,421 in the third quarter of 2003. We believe that our research and development expenses will continue to increase, primarily in our TriPath Oncology segment as we continue to develop molecular diagnostic products and ultimately commercialize them.

Commercial Operations Research and Development - A decrease in research and development expenses of $99, or 16.5% over the comparable quarter in 2003, was recorded in the Commercial Operations segment primarily due to a reduction in personnel expenses.

TriPath Oncology Research and Development -Research and development expenses at TriPath Oncology increased by $755, or 41.5%, from $1,820 in the third quarter of 2003 to $2,575 in the third quarter of 2004. The increase largely reflects the loss of the amortization of a deferred credit that we had been recording as an offset to research and development expense over the 30 months ended January 2004, when this credit expired. Whereas the third quarter of 2003 contained a credit of $620 offset against research and development expenses, the third quarter of 2004 reflected no such expense credit, resulting in an increase to expenses of $620 related to this item. The balance of the net increase in these expenses was related to the acceleration of efforts on our existing molecular diagnostic programs.

Regulatory

Total Regulatory - Regulatory expenses include salaries and benefits of regulatory and quality personnel, costs related to clinical studies and submissions to the FDA, and relevant consulting services. Total regulatory expenses for the third quarter of 2004 were $730, a 36.8% decrease from $1,155 in the third quarter of 2003.

Commercial Operations Regulatory - Regulatory expenses in our Commercial Operations segment decreased by $349, or 36.3%, to $612 in the third quarter of 2004, from $961 in the third quarter of 2003. The expenses in our Commercial Operations segment are primarily attributable to activities surrounding several clinical trials, particularly the FocalPoint GS and HPV related trials. The decrease resulted from activities winding down under these trials as they moved to completion during the third quarter of 2004. During the third quarter of 2003, the FocalPoint GS and alternate collection device trials were underway.

TriPath Oncology Regulatory - Regulatory expenses in our TriPath Oncology segment decreased by $76, or 39.2%, to $118 in the third quarter of 2004, from $194 in the third quarter of 2003. The expenses in our TriPath Oncology segment are primarily attributable to the initiation of activities designed to assess the clinical work required for our new products under development and pre-clinical activities for our cervical assay. Regulatory expenses will likely be slightly higher in the fourth quarter of 2004 than in the third quarter as we increase efforts surrounding our cervical assay clinical trial. Some clinical activity will begin to increase more substantially during 2005 in the TriPath Oncology segment as we begin pre-clinical activities for our cervical assay.

Sales and Marketing

Total Sales and Marketing – Sales and marketing expenses include salaries and benefits of sales, marketing, sales support and service personnel, and their related expenses. In addition, non-personnel-related expenses associated with marketing our products are also included in sales and marketing expenses. Total sales and marketing expenses for the third quarter of 2004 were $4,465, a decrease of $77, or 1.7%, from $4,542 in the third quarter of 2003.

Commercial Operations Sales and Marketing – Sales and marketing costs in our Commercial Operations segment for the third quarter of 2004 were $4,309, an increase of $30, or 0.7%, compared to the $4,279 in the corresponding quarter of 2003. This expense reflects the early stage of a reorganization and expansion of our sales and marketing activities targeted primarily towards our pursuit of additional business under our agreements with large commercial laboratories, as well as in anticipation of the potential launch of our future molecular diagnostic products.

We have initiated a phased expansion of our sales and marketing organization. While we saw some impact on expenses from this expansion in the third quarter, the majority of the new expenses associated with the expansion will be incurred starting in the fourth quarter of 2004. We expect that sales and marketing expenses in the fourth quarter of 2004 will be 30% to 35% higher than those recorded in the third quarter of 2004 as we add additional people and increase spending on our marketing programs in the U.S.

TriPath Oncology Sales and Marketing – Sales and marketing expenses in our TriPath Oncology segment for the third quarter of 2004 were $156, a decrease of $107, or 40.7%, compared to the $263 in the third quarter of 2003. This decrease reflects a redirection of efforts aimed to support the early stage reorganization and expansion of our sales and marketing activities targeted primarily towards our pursuit of additional business under our agreements with large commercial laboratories, as well as in anticipation of the potential launch of our future molecular diagnostic products.

General and Administrative

Total General and Administrative — General and administrative expenses include salaries and benefits for administrative personnel, legal and other professional fees and certain facility costs. Total general and administrative expenses for the third quarter of 2004 were $3,307, which represents an increase of $446, or 15.6%, versus $2,861 recorded in the same period in 2003.

Commercial Operations General and Administrative — Commercial Operations recorded general and administrative expenses of $2,224 in the third quarter of 2004, an increase of $400, or 21.9% compared to $1,824 recorded in the same quarter in 2003. This was primarily attributable to professional fees, principally litigation and Sarbanes-Oxley related expenses.

TriPath Oncology General and Administrative — TriPath Oncology recorded general and administrative expenses of $1,083 in the third quarter of 2004, a modest increase of $46, or 4.4% compared to $1,037 recorded in the same quarter in 2003, attributable mainly to professional fees.

Interest Income and Expense

Interest Income and Expense — Interest income for the third quarter of 2004 was $62, a 16.2% decrease from $74 during the third quarter of 2003. This decrease was primarily attributable to lower invested cash balances. Interest expense for the quarter decreased to $4 from $12 in the third quarter of 2003.

Nine Months Ended September 30, 2004 and September 30, 2003

The tables below summarize our segment results for the nine months ended September 30, 2004 and 2003. Comments made throughout this discussion related to our segments refer to the figures in these tables:

	Commercial Operations
	Nine Months Ended
	September 30,
			Change	%
	2004	2003	vs 2003	Change
Revenues	$49,747	$38,379	$11,368	29.6
Cost of revenues	15,399	13,298	2,101	15.8

Gross profit	34,348	25,081	9,267	36.9
Operating expenses:
Research and development	1,524	1,677	(153)	(9.1)
Regulatory	2,735	3,551	(816)	(23.0)
Sales and marketing	13,311	12,508	803	6.4
General and administrative	6,384	5,064	1,320	26.1

	23,954	22,800	1,154	5.1

Operating income	$10,394	$2,281	$8,113	355.7

	TriPath Oncology
	Nine Months Ended
	September 30,
			Change	%
	2004	2003	vs 2003	Change
Revenues	$512	$133	$379	285.0
Cost of revenues	43	16	27	168.8

Gross profit	469	117	352	300.9
Operating expenses:
Research and development	6,712	4,924	1,788	36.3
Regulatory	382	501	(119)	(23.8)
Sales and marketing	388	724	(336)	(46.4)
General and administrative	3,294	3,177	117	3.7

	10,776	9,326	1,450	15.5

Operating loss	$(10,307)	$(9,209)	$(1,098)	(11.9)

Revenues

Total Revenues – Total revenues for the first nine months of 2004 were $50,259, representing an increase of 30.5%, compared to revenues of $38,512 in the first nine months of 2003. Total revenues for 2004 include a reduction of $325 related to a non-cash sales discount in connection with warrants issued to Quest which is discussed below in connection with sales of reagents (see also discussion above). The most significant components of our increased revenues were from increased sales of reagents and disposables and FocalPoint fee-per-use, service and freight revenues in our commercial operations segment and from non-recurring revenues generated from imaging related fees, including those resulting from the sale of an imaging research system recorded in our TriPath Oncology segment.

Commercial Operations Revenues — Revenues for the first nine months of 2004 in our Commercial Operations segment were $49,747, representing an increase of 29.6%, compared to revenues of $38,379 in the first nine months of 2003. The net increase in Commercial Operations revenues was primarily due to an increase in reagent sales, which reflects the impact of a $325 non-cash sales discount in the first nine months of 2004 that was not present in the first nine months of 2003, of $10,366, or 37.2%. Sales of instruments decreased slightly by $105, or 1.9%, during the first nine months of 2004 compared to the first nine months of 2003. Other revenues, consisting primarily of fee-per-use sales, service on system placements, sales of non-instrument related SlideWizard products, various consumable products, freight and royalties, increased approximately $1,107 during the first nine months of 2004 compared to the same period of 2003, largely attributable to service, FocalPoint fee-per-use, and freight revenues.

In the first nine months of 2004, reagent revenues increased by $10,366, or 37.2%, versus the first nine months of 2003. Domestic sales of our SurePath and PrepStain reagents, which reflects the impact of a $325 non-cash sales discount in the first nine months of 2004 that was not present in the first nine months of 2003, increased $7,636, or 35.3%, while international sales increased $2,730, or 44.0%, over the same period in 2003. Worldwide, we shipped 102 PrepStain instruments, including 44 sales and 58 reagent rentals in the first nine months of 2004. In the U.S., we placed 66 PrepStain instruments with new and existing customers in the first nine months of 2004, 56 of which were reagent rentals. During the first nine months of 2004, we obtained 32 new laboratory customers in the U.S.

Instrument revenues decreased $105, or 1.9%, for the first nine months of 2004 versus the first nine months of 2003. Sales of PrepStain instruments worldwide declined, by $414, or 17.6% for the first nine months of 2004 versus the first nine months of 2003, including a modest domestic increase of $20 offset by a decrease of $434 internationally. Worldwide sales of FocalPoint systems increased $244, or 7.9%, during the first nine months of 2004 versus the first nine months of 2003, with a domestic decrease of $1,002, or 49.8%, offset by an international increase of $1,246, or 116.1%. Overall, FocalPoint slide profilers were placed with seven new customers in the U.S. during the first nine months of 2004. Sales related to our Extended SlideWizard instruments increased $65 between the two comparable nine-month periods.

Other revenues increased $1,107, or 22.1%, from the first nine months of 2003 to the first nine months of 2004. The major components of this overall increase were service revenue increases of $711, or 67.4% compared with the first nine months of 2003; fee-per-use revenue increases of $234, or 16.8% compared with the first nine months of 2003 and freight and royalties increases of $188, or 26.9%, compared with the first nine months of 2003. Other net decreases amounted to $26.

TriPath Oncology Revenues – Revenues attributable to our TriPath Oncology segment were $512 during the first nine months of 2004. Those revenues were attributable predominantly to non-recurring revenues related to imaging related fees, to services sold and to some minor sales of our Melastatin product. There were revenues of $133 in that segment for the same period in 2003, all attributable to services sold.

Gross Margin

Total Gross Margin – Gross margin for the first nine months of 2004 was 69.3%, an increase from 65.4% in the comparable period of 2003. This improvement combined with increased sales resulted in an increase of gross profit of $9,619, or 38.2% between the comparable periods. The gross margin increase occurred largely in our commercial operations segment, as the result of continued growth in higher margin reagent and disposable sales and lean-based efficiencies in our manufacturing operations, which includes tools such as Value Stream Mapping, One-Piece Flow, Kanban Materials Management and Kaizen implementation methodology. The total gross margin was primarily attributable to Commercial Operations in the nine months ended September 30, 2004 and 2003. Additionally, TriPath Oncology

recorded increased gross margin related to non-recurring revenue recorded in connection with an imaging related fee.

Commercial Operations Gross Margin – Total gross margin for the nine months ended September 30, 2004 in our commercial operations segment was 69.0%, an increase from 65.4% in the comparable period of 2003. This resulted in increased gross profit of $9,267, or 36.9%, between the comparable periods. Gross margin increased as the result of continued growth in higher margin reagent and disposable sales and lean-based efficiencies in our manufacturing operations.

TriPath Oncology Gross Margin – Total gross margin for the nine months ended September 30, 2004 in our TriPath Oncology segment was 91.6%, an increase compared with 88.0% in the comparable period of 2003. Gross margin in 2004 resulted from non-recurring revenue recorded in connection with an imaging related fee.

Research and Development

Total Research and Development — Research and development expenses include salaries and benefits of scientific and engineering personnel, depreciation of testing equipment, relevant consulting and professional services, components for prototypes and certain facility costs. Total research and development expenses for the first nine months of 2004 were $8,236, an increase of 24.8% from $6,601 in the first nine months of 2003. We believe that our research and development expenses will continue to increase, primarily in our TriPath Oncology segment as we continue to develop and ultimately commercialize products.

Commercial Operations Research and Development - A decrease in research and development expenses of $153, or 9.1% over the comparable first nine months in 2003, was recorded in the Commercial Operations segment, primarily due to a reduction in personnel expenses.

TriPath Oncology Research and Development -Research and development expenses at TriPath Oncology increased by $1,788, or 36.3%, from $4,924 in the first nine months of 2003 to $6,712 in the first nine months of 2004. The increase largely reflects the loss of the amortization of a deferred credit that we have been recording as an offset to research and development expense over the 30 months ended January 2004, when this credit expired. Whereas the first nine months of 2003 contained a credit of $1,859 offset against research and development expenses, the first nine months of 2004 reflected only $207 of this expense credit, resulting in an increase to expenses of $1,652 related to this item. The balance of the net increase in these expenses was related to the acceleration of efforts on our existing molecular diagnostic programs.

Regulatory

Total Regulatory - Regulatory expenses include salaries and benefits of regulatory and quality personnel, costs related to clinical studies and submissions to the FDA, and relevant consulting services. Total regulatory expenses for the first nine months of 2004 were $3,117, a 23.1% decrease from $4,052 in the first nine months of 2003.

Commercial Operations Regulatory - Regulatory expenses in our Commercial Operations segment were $2,735 in the first nine months of 2004 compared to $3,551 during the same period in 2003, a decrease of $816, or 23.0%. The majority of this decrease was primarily attributable to activities surrounding several clinical trials winding down during the second and third quarters of 2004, particularly the FocalPoint GS and HPV-related trials. During the first nine months of 2003, clinical activity on several trials was still fairly high, particularly those related to the FocalPoint GS and Alternative Collection Device trials.

TriPath Oncology Regulatory - Regulatory expenses in our TriPath Oncology segment were $382 during the first nine months of 2004, a decrease of $119, or 23.8%, from $501 in the same period in 2003. Regulatory expenses will likely be slightly higher in the fourth quarter of 2004 than in the third quarter as we increase efforts surrounding our cervical assay clinical trial. Some clinical activity will begin to increase more substantially during 2005 in the TriPath Oncology segment as we begin pre-clinical activities for our cervical assay.

Sales and Marketing

Total Sales and Marketing – Sales and marketing expenses include salaries and benefits of sales, marketing, sales support and service personnel, and their related expenses. In addition, non-personnel-related expenses associated with marketing our products are also included in sales and marketing expenses. Total sales and marketing expenses for the first nine months of 2004 were $13,699, an increase of $467, or 3.5%, from $13,232 in the first nine months of 2003.

Commercial Operations Sales and Marketing – Sales and marketing costs in our Commercial Operations segment for the first nine months of 2004 were $13,311, an increase of $803, or 6.4%, compared to $12,508 recorded in the corresponding period of 2003. This increase resulted primarily from the staffing of a number of previously vacant positions in the sales and service organizations and to the reintroduction of a number of targeted marketing programs during late 2003 and the first half of 2004.

TriPath Oncology Sales and Marketing – At TriPath Oncology, sales and marketing expenses in the first nine months of 2004 were $388, a decrease of $336, or 46.4%, compared to $724 in the first nine months of 2003. This decrease reflects a redirection of efforts aimed to support the early stage reorganization and expansion of our sales and marketing activities targeted primarily towards our pursuit of additional business under our agreements with large commercial laboratories, as well as in anticipation of the potential launch of our future molecular diagnostic products.

General and Administrative

Total General and Administrative — General and administrative expenses include salaries and benefits for administrative personnel, legal and other professional fees and certain facility costs. Total general and administrative expenses for the first nine months of 2004 were $9,678, which represents an increase of 17.4% versus $8,241 recorded in the same period in 2003.

Commercial Operations General and Administrative — Commercial Operations recorded general and administrative expenses of $6,384 in the first nine months of 2004, an increase of $1,320, or 26.1% compared to $5,064 recorded in the same period in 2003. This was largely attributable to professional fees, principally litigation, Sarbanes-Oxley and Quest-related expenses.

TriPath Oncology General and Administrative — TriPath Oncology recorded general and administrative expenses of $3,294 in the first nine months of 2004, an increase of $117, or 3.7% compared to $3,177 recorded in the same period in 2003, mainly attributable to professional fees.

Interest Income and Expense

Total Interest Income and Expense — Interest income for the first nine months of 2004 was $223, a 34.8% decrease from $342 during the first nine months of 2003. This decrease was primarily attributable to lower invested cash balances. Interest expense also decreased 53.6% from $28 in the first nine months of 2003, to $13 in the first nine months of 2004. This decrease is primarily due to a lower balance of outstanding debt in the first nine months of 2004 compared to the first nine months of 2003.

Recently Issued Accounting Standards

In accordance with recently issued accounting pronouncements, we will be required to comply with certain changes in accounting rules and regulations. See Note 10 to the Condensed Consolidated Financial Statements included herein.

Liquidity and Capital Resources
(In thousands, except share and per share amounts)

Since our formation and until the second quarter of 2004, our expenses had significantly exceeded our revenues each quarter, resulting in an accumulated deficit of $232,723 as of September 30, 2004. We have funded our operations primarily through the private placement and public sale of equity securities, debt facilities and product sales. We had cash and cash equivalents of $16,828 at September 30, 2004 compared with $20,954 at December 31, 2003.

We funded our operations in the first nine months of 2004 from cash and cash equivalents on hand and revenues from our Commercial Operations and, while comparatively insignificant, revenues from our TriPath Oncology segment.

The table below summarizes certain key components of our cash flow and working capital for the nine months ended September 30, 2004 and 2003. Comments made throughout this discussion related to our cash-related activities refer to the figures in this table.

	Nine Months Ended September 30,
	2004	2003	$ Change	% Change
Cash Flow Type
Operating	$(4,753)	$(10,360)	$5,607	54.1
Investing	(346)	58	(404)	(696.6)
Financing	896	273	623	228.2
Cash and cash equivalents	$16,828	$22,486	$(5,658)	(25.2)

Operating

Cash used in operating activities was $4,753 during the nine months ended September 30, 2004 compared with $10,360 during the corresponding period of 2003, an improvement of $5,607 or 54.1%. The net improvement in cash used in operations between the first nine months of 2004 and 2003 was largely attributable to improved operating performance. We recorded net income of $297 for the nine months ended September 30, 2004 while we recorded a net loss of $6,614 for the nine months ended September 30, 2003, an improvement of $6,911, or 104.5%. An increase in depreciation and amortization of $398 between the first nine months of 2004 and 2003, the amortization of non-cash equity compensation of $325 in the first nine months of 2004 versus none in 2003 and the reduction in amortization of deferred R&D credit of $1,652 between the first nine months of 2004 and 2003 contributed a further $2,375 to the improvement in cash used in operations between the corresponding periods. Collections of receivables continue to be strong. During the first nine months of 2004, cash collected on receivables was $49,749 compared with $36,573 in 2003, which was the primary reason for the $1,896 improvement in cash used in operations due to accounts receivable between the first nine months of 2004 and 2003. This is in spite of an increase in revenues from $38,512 to $50,259 for the corresponding periods. Offsetting the above improvements was a net reduction of $8,441 in accounts payable and other current liabilities between the first nine months of 2004 and 2003. This was primarily attributable to reductions in accounts payable for inventory of $3,327, clinical trials of $2,348 and incentive compensation of $3,336, offset by an increase in professional fees accrued of $540. During the first three months of 2003, operating cash used was impacted by a payment of $2,410, in settlement of a contingent liability. This was the primary reason for the improvement in cash used in operations between the first nine months of 2004 and 2003 of $2,852 due to other items.

We have a commitment for the purchase of PrepStain base units pursuant to a contract with a vendor in Switzerland that will affect operating cash flow over the upcoming months. We committed to purchase at least 300 complete units by December 31, 2004, and to the extent that we purchase less than 525 complete units, we will be obligated to purchase component parts for the balance by the end of 2005. At September 30, 2004 we had taken delivery of 381 complete base units. Our remaining commitment under this contract approximates $1,258 based on the exchange rate in effect as of September 30, 2004.

Investing

Capital expenditures were $19 during the nine months ended September 30, 2004 and $138 during the corresponding period of 2003 primarily attributable to the purchase of machinery and equipment. We have no material commitments for capital expenditures. During the third quarter of 2004 we purchased rights to certain markers in connection with development of our cervical assay at TriPath Oncology which used $319 of cash in 2004.

Financing

During 2003 and in the first half of 2004, the continued depressed interest rates in the U.S. impacted amounts earned on our invested funds. This had been contrary to the higher fixed-rate nature of our borrowings and other term debt, though our most expensive term debt was retired in April 2003. While there have been several modest increases by the Federal Reserve in recent months, interest rates continue to be at near historic low levels. If this interest rate environment continues and if we are required to incur additional fixed-rate debt, there could be a net negative impact on our cash relative to net interest income. Our cash flow from financing activities for the first nine months of 2004 compared to the first nine months of 2003 were most significantly impacted by lower payments on debt and leases during 2004. We paid approximately $820 less in 2004 than in 2003, primarily attributable to the payoff of our term debt in April 2003. Partially offsetting this increase in cash from financing activities were reduced proceeds of $80 from stock option exercises and a reduction of $117 in the amount of debt incurred to finance certain insurance policies.

In January 2004, we renewed and increased our working capital facility with Silicon Valley Bank from $5,000 to $7,500. This facility will expire in January 2005. The entire amount of the line is available as long as certain financial covenants are met. If these covenants are not met, the available balance is limited to an amount equal to 80% of eligible accounts receivable. At September 30, 2004, we were entitled to borrow the full amount of the line as all covenants were met. The line bears interest at the bank’s prime rate plus 1/2% and is collateralized by substantially all of our assets. The line of credit carries customary covenants, including the maintenance of a minimum modified quick ratio, minimum tangible net worth, and other requirements. We had no outstanding borrowings under this agreement at September 30, 2004, though the availability under the line of credit could provide additional funding if needed. We have no other long-term debt commitments and no off-balance sheet financing vehicles other than the lease lines of credit discussed below and in Note 5 to the Condensed Consolidated Financial Statements.

In April 2003 we obtained a one-year commitment for a $2,500 lease line of credit with General Electric Capital Corporation (GE Capital). This commitment, which carries three-year lease terms for items acquired under it, is used to secure operating leases for assets, primarily equipment. In March 2004, this line was renewed for $2,000 (in addition to amounts for assets already leased under the line). Terms of the new line were substantially the same as the expiring line. The primary difference is that lease terms under the new line range from 30 to 36 months. The interest rates on the various schedules under this lease line range from 2.85% to 3.30%. As of September 30, 2004, assets with an original cost of $1,074 were leased under this lease line. Future minimum lease payments under this lease line are $813.

During August 2002, we secured a $1,500 lease line of credit from Bank of America. Bank of America assigned the leases under this line to GE Capital in 2004. This line is secured by a letter of credit against our line of credit with Silicon Valley Bank (see Note 5 to the Condensed Consolidated Financial Statements). This lease line of credit, which carries three-year lease terms for items acquired under it, is being used to secure operating leases for assets, primarily equipment. The interest rates on the various schedules under this lease line range from 2.75% to 2.90%. As of September 30, 2004, assets with an original cost of $1,286 were leased under this lease line. As this line has expired, no further assets will be leased under this line of credit. Future minimum lease payments under this lease line are $528.

Off-Balance Sheet Arrangements

We have no other long-term debt commitments and no other off-balance sheet financing vehicles.

Outlook
(in thousands, except share and per share amounts)

The Company followed its first profitable quarter in the second quarter of 2004 with its second profitable, and its first cash flow positive, quarter in the third quarter of 2004. We expect that the Company will continue to be profitable for the full year 2004. Our ability to remain profitable for the full year 2004 will depend, in part, on how quickly we are able to realize additional sales to our large commercial laboratory customers and the level and timing of investment in our expanding sales and marketing organization. We have initiated a significant sales and marketing expansion in the U.S. targeted primarily towards increasing our cervical cytology business in the large commercial laboratory segment. We anticipate the expansion to continue though the early months of 2005 at which time we expect to have grown our sales and marketing forces to nearly 150 professionals. Our results and profitability in any particular period will also depend significantly upon the timing of certain deferred sales discounts that we will amortize over a six-month period if and when it becomes apparent that any of four currently unexercisable tranches of warrants held by Quest may vest upon the achievement of certain sales-based milestones under our agreement with Quest. The impact of these non-cash sales discounts upon our revenues in the quarters in which they are recorded will be larger than the quarterly impact of the non-cash sales discount we recorded for the second and third quarters of 2004 in connection with the currently exercisable Quest warrants, because the future discounts will be amortized over six months rather than sixty months, and in some cases will likely involve a larger aggregate recorded discount. No additional milestones were achieved by Quest during the third quarter of 2004. While not certain, it is possible that the second tranche of the Quest warrants may be earned in the fourth quarter of 2004. If that happens, the resulting non-cash sales discounts may result in us not being profitable in that quarter. The excess cash flow generated from the Commercial Operations segment has been, and will continue to be utilized in part to fund the operations of our TriPath Oncology segment.

As we have shifted our focus to the large commercial laboratory segment, we have experienced a corresponding deceleration in the growth of business within our traditional and more fully penetrated customer base. We announced new agreements with Quest Diagnostics and LabOne to launch the SurePath liquid-based Pap test nationally in the second and third quarters of 2004 respectively, and initiated significant investment in our sales and marketing activities in the U.S. targeted primarily toward these and other large commercial laboratories in September of 2004. Revenues generated from the sales of the SurePath liquid-based Pap test to large commercial laboratories grew 147% from the third quarter of 2003 and 29% from the second quarter of 2004. Large commercial laboratories accounted for 27% of SurePath liquid-based Pap tests sold in the U.S. versus 22% in the second quarter of 2004 and 14% in the third quarter of 2003. As noted previously, large commercial laboratories are accounting for an increasing percentage of SurePath liquid based Pap tests sold in the U.S. Although there can be no certainty, we anticipate that this trend will continue. As sales to large commercial laboratories increase, there may be some downward pressure on gross margin as the selling prices of our tests to higher volume customers, such as these large commercial laboratories, tend to be lower than selling prices to our other laboratory customers. We anticipate this downward trend may be somewhat offset as continued improvements to our manufacturing costs due to higher volumes and efficiencies from our lean-based manufacturing programs continue to take effect. While it is difficult at this point to predict exactly what the gross margins will be in the future, the extent to which gross margin is affected as the result of this trend will depend upon the relative number of tests sold to the higher volume laboratories at any point in time.

The rate at which we expect to grow in 2005 will depend on how quickly we are able to realize additional sales from the large commercial laboratories in the U.S., continued growth outside the U.S., the impact of our expanding sales and marketing presence, the impact of new fee-per-use revenues streams we expect to be generated from our relationship with Ventana, and revenues generated from the sale of analyte-specific reagents or research use only products derived from our molecular oncology development programs.

Although we do not expect that the sale of products and services that we are developing in TriPath Oncology will materially impact revenues in 2004, we do expect to generate revenues from the sale of some of these reagents and instruments in 2005 and continue to expect that sales related to products developed by TriPath Oncology may significantly impact our growth in 2006. We believe that our agreement with Ventana may provide us with an opportunity to develop a growing revenue stream attributable to fee-per-use and capital equipment sales of our interactive histology imaging system in 2005, but we must first complete development, obtain necessary regulatory clearance for processing of Ventana assays on the imaging system, and, if necessary, additional FDA or other regulatory clearance or approval with respect to the assays and imager, and Ventana must gain market acceptance of the system. During the third quarter of 2004 we recorded non-recurring revenue attributable to the sale of an imaging research system in connection with our agreement with Ventana. We also expect to generate revenues in 2005 from the sale of analyte-specific reagents (ASR) or research use only (RUO) products derived from our molecular oncology development programs. To date we have developed slide-based molecular reagents for cervical and breast cancer. We expect that our ASRs for markers associated with breast cancer will be available in the fourth quarter of 2004 and expect to introduce these ASRs in the U.S. in the first quarter of 2005. We expect to introduce an ASR for “Aberrant S-Phase Induction,” developed as part of our cervical cancer molecular development program, in the U.S. in the second quarter of 2005. We expect to introduce molecular diagnostic kits for cervical and breast cancer and an automated imaging system for molecular diagnostics outside the U.S. in the second quarter of 2005. Given these expected new product introductions and our agreement with Ventana, we expect that between 10 to 15% of our revenue growth in 2005 will be generated from the sale of reagents and instrument systems developed as the result of our investment in TriPath Oncology and our molecular diagnostic programs.

We project our 2004 operating expenses to fall in the range of $47,000 to $49,000, as compared to $43,000 in 2003, reflecting our intention to keep operating expenses in line with our expected top-line performance. We expect our operating expenses to increase in the fourth quarter of 2004 due to the expansion our sales and marketing activities that we initiated in the third quarter of this year. We expect to complete this expansion in the first quarter of 2005. We anticipate that the TriPath Oncology segment will incur approximately $1,300 to $1,500 of expenses per month during the fourth quarter of 2004 as we await the results of internal and external studies of our breast and cervical assays, prepare for potential clinical activities with respect to our cervical staging diagnostic product candidate, select the final marker panel for screening for ovarian cancer, continue clinical studies related to our melanoma staging product, and prepare for the commercial introduction of our reagents and instrument systems. We have completed the preparation of our facilities and operations for manufacture of our molecular diagnostic products, and further expenses are not expected in connection with this effort.

We believe that we can continue to manage our balance sheet to minimize the need for additional outside sources of cash in 2004. For the first time in our history, we experienced positive cash flow from the business during the third quarter of 2004. While our positive cash flow this quarter was an important milestone, we may experience one or two additional quarters of negative cash flow prior to becoming cash flow positive on an ongoing basis. We expect that our capital expenditures for 2004 will again be under $1,000. We have remaining availability under a commitment for a $2,000 lease line of credit that will be utilized for equipment placed under operating leases. The expenses associated with these leases are anticipated in our operating expense projections for 2004. We believe that our existing cash, our profitable earnings performance in the second and third quarters of 2004, our positive cash flow performance during the third quarter, our expectation of continuing to generate positive cash flow through the end of 2004, anticipated additional debt and/or lease financing for internal use assets, rental placements of PrepStain and fee-per-use placements of FocalPoint instruments will be sufficient to enable us to meet our future cash obligations for at least the next 12 months.

While it is expected that marketing and sales expenditures for the continued SurePath commercial rollout for gynecological uses in the United States will increase, and it is possible that, capital expenditures associated with placements of PrepStain units and FocalPoint fee-per-use instruments, and expenditures related to clinical trials, manufacturing, the TriPath Oncology segment and other administrative costs may increase, we anticipate that our future sales growth and the cost control measures we have implemented should allow us to avoid raising additional funds for operating purposes in the near future. If, however, our existing resources prove insufficient to satisfy our liquidity requirements, or if we need cash for any non-routine purpose, we may need to raise additional funds through bank facilities, the sale of additional equity or debt securities or other sources of capital. In addition, we may opportunistically take advantage of favorable conditions in the capital markets and raise debt or equity publicly if such conditions are present and such financing is advisable. The sale of any equity or debt securities, if required, may result in additional dilution to our stockholders. We cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. Our failure to raise such financing, if needed, would have a material adverse effect on our liquidity and capital resources, business, financial condition and results of operations.

Certain Factors Which May Affect Future Operations and Results

This Management’s Discussion and Analysis contains certain forward-looking statements based on current expectations of our management. Generally, those forward-looking statements use words like “expect,” “believe,” “continue,” “anticipate,” “estimate,” “may,” “will,” “could,” “opportunity,” “future,” “project,” and similar expressions. Such statements are subject to risks and uncertainties, including those described below that could cause actual results to differ from those projected. The forward-looking statements include statements about our: projected timetables for the pre-clinical and clinical development of, regulatory submissions and approvals for, and market introduction of our products and services; advancement of TriPath Oncology’s product development programs; expected future revenues, profitability, margins, operations and expenditures; ongoing sales and marketing force expansion; anticipated progress in the large commercial laboratory segment and projected cash needs. We caution investors not to place undue reliance on the forward-looking statements contained in this report, which speak only as of the date hereof. We undertake no obligation to update these statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events, except as required by law.

Certain factors, among others, that could cause our actual results to differ materially from what is expressed in those forward-looking statements include the following:

-	we may be unable to increase sales and revenues at our historical rates;

-	we may not receive revenues when or in the amounts anticipated;

-	we may not be able to maintain profitability;

-	we may have to reflect non-cash sales discounts in connection with certain Quest warrants for different financial periods than we expect, depending upon if and when it becomes apparent that certain sales-based milestones may be met in connection with our agreement with Quest;

-	we may not be able to increase our penetration of the very competitive large commercial laboratory segment to the extent we expect;

-	we may not achieve revenues to the degree expected from our relationship with Ventana and the sale of analyte-specific reagents and research use only products derived from our molecular oncology development program;

-	our expanding sales and marketing presence may not have the expected impact;

-	we may incur greater expenses than we expect generally and with our clinical trials and sales and marketing efforts specifically;

-	our clinical trials may take longer to complete than we expect and may be unsuccessful;

-	we may not receive FDA approval for our FocalPoint GS and HPV-related application;

-	we may not receive FDA clearance for processing the Ventana assays on the interactive histology imager on schedule or at all, and we may be required to obtain additional FDA and other regulatory clearance or approval for the interactive histology imager, along with approvals for processing the assays, which we may not receive in a timely manner or at all;

-	revenues from our agreement with Ventana may not materialize;

-	we may not be successful in selling TriPath Oncology’s pre-IVD (in-vitro diagnostic) products and services;

-	we may need to obtain additional financing in the future;

-	we may be unable to obtain and maintain adequate patent and other proprietary rights protection of our products and services;

-	we may be unable to comply with the extensive domestic and international governmental regulatory approval and review procedures and other regulatory requirements to which the manufacture and sale of our products are subject, or lack the financial resources to bear the expense associated with such compliance;

-	our products may not be accepted by the market to the extent we expect and the frequency of use of our screening products may decline;

-	TriPath Oncology may be unable to successfully develop and commercialize diagnostic and pharmacogenomic oncology products and services when anticipated, if at all;

-	external studies of our product candidates may not come to the conclusions we expect;

-	TriPath Oncology may be unable to license markers needed to optimize its product candidates;

-	we may be unable to establish and maintain licenses, strategic collaborations and distribution arrangements;

-	we and laboratories using our products may not obtain adequate levels of third-party reimbursement for our products;

-	we may lack the financial resources necessary to further develop our marketing and sales capabilities domestically and internationally or to expand our manufacturing capability;

-	competition and technological, scientific and medical, changes may make our products or potential products and technologies less attractive, used less frequently, or obsolete;

-	our promotional discounts, sales and marketing programs and strategies may not have their expected effect; and

-	uncertainties resulting from the initiation and continuation of our litigation with a competitor could have a material adverse effect on our ability to continue our operations.

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

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are currently engaged in litigation with Cytyc Corporation, as more fully described in Note 9 of the Condensed Consolidated Financial Statements and in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K

     Exhibits

See Exhibit Index immediately following the Signatures.

TRIPATH IMAGING, INC.
FORM 10-Q
September 30, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIPATH IMAGING, INC.

DATE: November 4, 2004	BY:	/s/ Stephen P. Hall

Stephen P. Hall Senior Vice-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
3.1	Restated Certificate of Incorporation. Filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended June 30, 2002 (File No. 0-22885) and incorporated herein by reference.

3.2	Amended and Restated By-laws of the Company. Filed as Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended June 30, 2002 (File No. 0-22885) and incorporated herein by reference.

10.1 *	Form of the Company’s Incentive Stock Option Certificate under the Company’s Amended and Restated 1996 Equity Incentive Plan for all its employees, including its executive officers. Filed herewith.

10.2 *	Form of the Company’s Non-Statutory Stock Option Certificate under the Company’s Amended and Restated 1996 Equity Incentive Plan for all its employees, including its executive officers, and its directors. Filed herewith.

10.3 *	Form of the Company’s Non-Statutory Stock Option Agreement under the Company’s 1997 Director Stock Option Plan for its directors. Filed as Exhibit A to Appendix D to our Definitive Proxy Statement on Schedule 14A filed with the Commission on April 22, 2004 (File No. 0-22885) and incorporated herein by reference.

10.4 *	Form of Director Option Agreement Amendment dated as of August 3, 2004 between the Company and Haywood D. Cochrane, Jr., Robert E. Curry, Ph.D., Richard A. Franco, R. Ph., Arthur King, Ph.D. and Robert L. Sullivan. Filed herewith.

10.5 *	Change of Control Agreement dated as of August 3, 2004 between the Company and Paul R. Sohmer, M.D. Filed herewith.

10.6 *	Form of Change of Control Agreement dated as of August 3, 2004 between the Company and Stephen P. Hall, Johnny D. Powers, Ph.D. and Ray W. Swanson, Jr. Filed herewith.

31.1	Certifications of the Chief Executive Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the

Exhibit	Description
Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certifications of the Chief Financial Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.

*	Indicates a management contract or compensatory plan.