Form 10-K
period 2004-12-31
TRIPATH IMAGING INC
filed 2005-03-31
CIK 1041426

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Common Stock, $0.01 Par Value
(Title of each class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     YES ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     YES ☑          NO ☐
      The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2004 was: $259,126,576.
      There were 38,163,770 shares of the registrant’s Common Stock outstanding as of March 29, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the definitive proxy statement of the Registrant for the Registrant’s 2005 Annual Meeting of Shareholders to be held on May 24, 2005, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year of December 31, 2004, are incorporated by reference into Part III of this Form 10-K.

TriPath Imaging, Inc.
      As used in this report, the terms “we,” “us,” “our,” “TriPath Imaging” and the “Company” mean TriPath Imaging, Inc. and its subsidiaries, unless the context indicates another meaning.
Note Regarding Trademarks
      We have registered trademarks in the United States for AutoCyte®, AutoCyte Quic®, CytoRich®, ImageTiter®, PAPMAP®, PrepMate®, SlideWizard®, and TriPath Imaging®. We have pending U.S. trademark applications for i3 Seriestm, FocalPointtm, PrepStaintm, ProExtm, SureDetecttm, SurePathtm, TriPath Care Technologiestm, and TriPath Oncologytm. Foreign registrations are maintained for several of our trademarks in Argentina, Australia, Brazil, Canada, Chile, China, the European Union, Finland, Hong Kong, Indonesia, Israel, Japan, Malaysia, Norway, the Russian Federation, South Africa, Sweden, Switzerland, Taiwan, and the United Kingdom. We have pending foreign trademark applications for FocalPointtm, i3 Seriestm, PAPNET®tm, PrepStaintm, SurePathtm, ProExtm, and TriPath Care Technologiestm. In addition to trademark activity, we include a copyright notice on all of our documentation and operating software. There can be no assurance that any trademarks or copyrights that we own will provide competitive advantages for our products or will not be challenged or circumvented by our competitors. All other products and company names are trademarks of their respective holders.

PART I

Item 1.	Business
      This Annual Report on Form 10-K contains forward-looking statements, including statements regarding our results of operations, research and development programs, clinical trials and collaborations. Statements that are not historical facts are based on our management’s current expectations, beliefs, assumptions, estimates, forecasts and projections. These forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that could cause actual results to differ significantly from those discussed in these forward-looking statements. Important factors that could cause or contribute to these differences include those described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” and in “Factors Affecting Future Operating Results” attached hereto as Exhibit 99.1 and incorporated by reference into this Form 10-K. You should not place undue reliance on the forward-looking statements, which speak only as the date of this report. We undertake no obligation to update these statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events, except as required by law.
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
The Company
      We create solutions that redefine the early detection and clinical management of cancer. Specifically, we develop, manufacture, market, and sell proprietary products for cancer detection, diagnosis, staging, and treatment selection. We are using our proprietary technologies and expertise to create an array of products designed to improve the clinical management of cancer. We have developed and marketed an integrated solution for cervical cancer screening and other products that deliver image management, data handling, and prognostic tools for cell diagnosis, cytopathology and histopathology. We have created new opportunities and applications for our proprietary technology by applying recent advances in genomics, biology, and informatics to our efforts to develop new molecular diagnostic products for malignant melanoma and cancers of the cervix, breast, ovary, and prostate.
      We are organized into two operating units: (1) Commercial Operations, through which we manage the market introduction, sales, service, manufacturing and ongoing development of our current products; and (2) TriPath Oncology, our wholly-owned subsidiary through which we manage the development and market introduction of molecular diagnostic products for cancer.
      Our Commercial Operations unit is a commercial engine organized to grow sales, drive margin and generate cash. TriPath Oncology is the development engine of a broad based gene discovery program created to develop new molecular diagnostic products for the early detection and clinical management of cancer. Our revenues are primarily generated today through our Commercial Operations from the sale of our SurePath liquid-based Pap test and other cervical cytology screening products. The products and services that we are developing in TriPath Oncology did not materially impact revenues in 2004; however, we do expect to generate revenues from some of these reagents and instruments in 2005 and continue to believe that sales related to products developed by TriPath Oncology may significantly impact our growth in 2006 and beyond.

      We provide financial information by segment and geographic area in Note 8 to our Consolidated Financial Statements included in Item 8 of this report. We are incorporating that information into this section by reference.
Our Products
Cervical Cytology Product Line (formerly the i3 Series Product Line)
      Our cervical cytology product line includes the following products:

The SurePath Test Pack
      Our SurePath Test Pack is a proprietary, liquid-based cytology sample collection, preservation and transport system that consists of the SurePath liquid-based Pap test, a sample collection vial, proprietary preservative solution and sample collection device. SurePath addresses errors in cell sample collection and slide preparation while providing a liquid medium for performing additional laboratory tests. SurePath slides show a statistically significant reduction of unsatisfactory cases compared to conventional slides. During a clinical exam, a physician or nurse will collect a sample of endocervical and ectocervical cells, using a cervical broom or spatula and brush combination collection device. Once collected, the health practitioner detaches the removable head of the collection device and places it into the vial containing our proprietary SurePath preservative fluid, thereby retaining all of the cells collected. The lid of the vial is then fastened and the vial is then transported to a clinical laboratory for follow-on processing on the PrepStain system. The SurePath liquid-based Pap test was approved by the United States Food and Drug Administration (“FDA”) for slides prepared using the PrepStain Slide Processor in June 1999. In 2001, SurePath was approved by the FDA for manual slide processing in which the cell suspension obtained by using the SurePath Test Pack is layered onto the slide and stained by a prep technician. In May 2003, we received FDA approval for expanded labeling claims to include study data showing a 64.4% (p<0.00001) increase in detection of High Grade Squamous Intraepithelial and more serious lesions (HSIL+), as compared to the conventional Pap smear. In June 2004, we received FDA approval for expanded labeling claims to include the use of the spatula and brush combination device for collecting cervical cells as an alternative to the previously approved cervical broom collection device. All SurePath devices come with detachable heads to ensure 100% of the collected sample is sent to the laboratory for processing.

PrepStain Slide Processor
      Our PrepStain Slide Processor is an automated slide preparation system that produces slides with a standardized, thin-layer of stained cervical cells. It consists of proprietary reagents, plastic disposables and automated equipment for preparing a thin-layer of cervical cells on a SurePath microscope slide. Once received in the laboratory, the sample is thoroughly mixed, resulting in a homogenized and randomized cell suspension which is removed from the vial and layered onto a proprietary liquid density reagent in a plastic centrifuge tube using our patented syringe device. Batch density gradient centrifugation is then conducted on the cell suspension to remove excess blood, inflammatory cells and other debris from the sample. Once centrifugation is completed, the laboratory technician places the centrifuge tubes containing the separated diagnostic cells onto an automated pipetting system. This pipetting system then distributes the cervical cells in a thin-layer on the microscope slide. At this stage, discrete staining of the slides can be carried out by the PrepStain system, or staining can be performed off-line from the PrepStain using alternative staining instrumentation. PrepStain is currently capable of preparing approximately 48 discretely stained or 96 unstained thin-layer slides in approximately one hour. A SurePath slide typically contains approximately 50,000 to 100,000 diagnostic cells that are distributed uniformly over a 13-millimeter diameter circle. The PrepStain Slide Processor, or PrepStain, reduces the complexity of interpretation by providing a homogeneous, more representative and standardized thin layer of stained cells. The FDA approved PrepStain in June 1999. In early 2005, we received FDA approval for expanded claims to include the processing of pre-coated slides.
      The PrepMate system, an accessory to PrepStain, is designed to automate pre-processing steps in the preparation of SurePath thin-layer slides. PrepMate automatically mixes and removes specimens from the

SurePath preservative fluid vials, and layers the specimens onto the SurePath density reagent in a test tube for automated slide preparation and staining. The PrepMate accessory is intended to reduce the time required to prepare samples for processing on the PrepStain instrument. The FDA approved the PrepMate accessory in May 2001.
      In August 2004, we submitted new clinical data to the FDA in support of a supplemental filing to our Pre-Market Approval (PMAS) for the PrepStain System to include approval of testing of cervical cells collected using the SurePath Test Pack for high-risk human papilloma virus (HPV) DNA with the Digene Corporation (Digene) hc2 High-Risk HPV DNA Testtm. In February 2005, we announced that we had withdrawn this submission. This action was taken after we, through discussions with the FDA, learned that additional clinical information and analyses would be required which had not been part of the original protocol accepted by the agency. The decision to withdraw is a procedural step and we are currently in discussions with the FDA about the additional data or information requirements. We intend to advance these discussions and evaluate the required additional data or information, with the goal of resubmission of the PMAS at the earliest possible date. There can be no assurance that our re-submission, if or when made, will receive the required regulatory approvals, when anticipated, if at all.

FocalPoint Imaging System
      Our FocalPoint Imaging System is a computerized imaging system that applies proprietary technology to screen SurePath or conventionally prepared Pap smear slides by identifying those slides that have the highest likelihood of abnormality. The FocalPoint Slide Profiler was approved by the FDA for primary screening of conventional Pap smears in May 1998 and for SurePath slides in October 2001. The FocalPoint GS Imaging System, which combines the automated sorting and ranking capability of the currently approved FocalPoint Slide Profiler with FocalPoint GS location guided screening of areas of interest, was introduced outside of the U.S. in the fourth quarter of 2000.
      Our FocalPoint Slide Profiler is an automated primary screening device that combines computerized video microscopy and image interpretation to distinguish between normal and abnormal SurePath liquid based and conventionally prepared Pap test slides. The FocalPoint Slide Profiler is intended to sort and rank slides based on the likelihood of abnormality, distinguish slides that need further cytotechnologist review from those that require ‘No Further Review’ (up to 25% least likely to be abnormal), and to identify slides in an enriched quality control population (a minimum of 15% of slides with a highest likelihood of being abnormal) for a directed quality control (QC) review. In addition, sorting, ranking, adequacy and other slide information provided by the FocalPoint Slide Profiler facilitates the manual microscopic review of slides designated for full microscopic review.
      Our FocalPoint GS Imaging System (FocalPoint GS) combines the automated sorting and ranking capability of the FocalPoint Slide Profiler with a rapid screen of areas of interest, or Fields of View (FOV), on slides designated for review by the FocalPoint Slide Profiler. The FOV location coordinates and associated images are communicated via a network connection from the FocalPoint Slide Profiler to a designated FocalPoint GS Review Station that has been equipped with commercially available microscopes and computer-controlled automated stages for FOV review. FOV’s determined by the FocalPoint GS to demonstrate the highest likelihood of abnormality are presented for a focused microscopic review that allows the cytotechnologist to quickly analyze the slide for the presence of cellular abnormality. Abnormal findings thus identified can be confirmed by full microscopic review. If no abnormality is identified during this rapid cytologic assessment, no further review is required. In October 2004, we submitted clinical data to the FDA in support of a PMAS for the FocalPoint Slide Profiler to expand our claims to include approval of the FocalPoint GS Imaging System. Review of this submission is currently pending. There can be no assurance that the FocalPoint GS system will receive the required regulatory approvals for sale in the United States, when anticipated, if at all. We currently market FocalPoint GS to certain markets outside the US.

SlideWizard Product Line
      Our SlideWizard product line consists of personal computer-based applications focused on the quantification of the nuclear DNA content of cells and the detection and quantification of specific molecules in cells or tissue sections (immunohistochemistry and immunocytochemistry assays), the management and archiving of images and patient information, the exchange of data via telepathology and the creation of comprehensive reports combining color images and patient data. Our SlideWizard line of products include:

•	Telepathology Module: a module for the transmission and interpretation of high-resolution images captured at remote sites for teaching and research;

•	Quantitative Image Cytometry-DNA: an application that performs quantitative analysis of DNA by quantifying nuclear texture and morphology;

•	Quantitative Image Cytometry-Immuno: an application that offers general purpose image analysis that is ideal for recognition and quantification of virtually any stain application on a variety of biologic materials

•	ImageTiter: a method to quantitatively measure abnormally high levels of antinuclear antibodies through “titration emulation” as an indication for a variety of immune system problems; and

•	SlideWizard: an electronic dotting and labeling system.
      We received pre market notification, or 510(k) clearance through one of our predecessor companies in November 1995 to market the Image Titer for automating antinuclear antibody testing. Our DNA and immuno-quantification applications are presently offered “For Research Only” in the United States. We currently do not meet the InVitro Diagnostics Directive requirements to sell and place the SlideWizard applications in Europe (except in combination with the FocalPoint GS). Specifically, a SlideWizard workstation is also a component of the FocalPoint GS system that is currently sold only outside the United States. We may elect to pursue regulatory clearance to market additional SlideWizard applications currently under development or developed by us in the future.
Molecular Diagnostics Products
      Our molecular diagnostic products did not materially impact revenues in 2004; but we do expect to generate revenues from some of these reagents and instruments in 2005 and continue to believe that sales related to these products may significantly impact our growth in 2006 and beyond. Our molecular diagnostic products are at various stages of development and include the following:

Microscopic Slide Based Reagents
      Our ProEx C analyte specific reagent (ASR) incorporates molecular biomarkers that measure the over-expression of proteins whose over-expression is associated with aberrant S phase induction, an abnormal growth state associated with the development of cancer. Aberrant S phase induction has been associated with cancer of the cervix, esophagus, ovary, lung, and prostate. We expect that this analyte specific reagent will be available for purchase in the U.S. in the second quarter of 2005.
      Our ProEx Br analyte specific reagents incorporate molecular biomarkers that measure the over-expression of certain proteins that are believed to reflect increased activity in molecular pathways that are associated with the progression of cancer. These analyte specific reagents are currently available for purchase in the U.S.
      Our Cervical Staging Assay incorporates proprietary molecular biomarkers and reagents and is being developed to identify biopsy proven underlying pre-malignant cervical disease and cervical cancer in patients who have tested positive for high-risk human papilloma virus infection or for whom the results of cytologic screening with the SurePath liquid-based Pap test are equivocal. We expect to launch a cervical staging diagnostic kit outside the U.S. in the second quarter of 2005 if we have received the necessary international regulatory approvals. Concurrently, we expect to release a detection kit for visualization of biomarkers on cytology slides, an automated cervical cytology slide-staining platform and a series of assay control reagents.
      Our Cervical Screening Assay incorporates proprietary molecular biomarkers and reagents and is being developed for primary screening for cervical cancer. The assay is being developed to test slides prepared using the SurePath liquid-based Pap test and to permit concurrent evaluation of morphologic features and measurement of the over-expression of molecular biomarkers that are associated with biopsy proven moderate to severe cervical disease and cancer. The assay is being developed for use with and without our molecular cytology imaging system (described below). We expect to initiate clinical trials in the second half of 2005 to collect data that could support an application for pre-market approval by the FDA. Given the relatively low prevalence of moderate to severe cervical disease and cervical cancer and the fact that the results obtained with our molecular biomarkers may dictate a need for additional follow-up of some clinical trial subjects over time, we believe that this clinical trial may require up to 12 to 18 months to complete. If our clinical trial is successful, we would expect to introduce this assay in the U.S. as an in vitro diagnostic in late 2006 or 2007 depending, in large part, on the length of the clinical trial.
      Our Breast Staging Assay incorporates proprietary molecular biomarkers and reagents and is being developed to predict the risk of disease recurrence and to aid in treatment selection in patients with early stage breast cancer. The assay is being developed for use with commercially available detection kits and staining platforms and to utilize our interactive histology imaging system (see below) to quantify biomarker over-expression in tissue samples collected at the time of initial diagnosis of breast cancer. We expect to initiate clinical trials in the second half of 2005 to collect data that could support an application for pre-market approval by the FDA. Given a successful clinical trial, we would expect to introduce this as an in vitro diagnostic in the latter half of 2006.
      Over the past two years we have also released several Research Use Only (RUO) products, including RUO reagents for staging of melanoma and cancer of the cervix and breast. In data presented in 2004 from a study completed in 2003, investigators at Albany Medical College observed that the measurement of melastatintm expression using our melanoma assay was an independent prognostic factor that may be useful in determining the risk of disease recurrence and metastasis in patients with primary thin melanoma lesions. We released our RUO reagents for cervical and breast cancer staging in 2004. Investigators at the Massachusetts General Hospital, Johns Hopkins Hospital, and the University of Colorado are currently evaluating the analytical and clinical performance of our RUO reagents for cervical cancer staging. Investigators at Albany Medical College are currently evaluating the clinical performance of our RUO reagents for breast cancer staging.
      There can be no assurance that the microscopic slide based reagents that we are developing will be ready to launch or receive required regulatory approvals when anticipated, if at all.

Molecular Imaging Systems
      Our Interactive Histology Imaging System is being developed to allow rapid, reliable and cost effective quantification of molecular biomarkers in histologic tissue sections. This product is expected to provide on-demand digital imaging, direct visualization of immuno-histochemistry (IHC) stained slides, and real-time quantitative analysis of tissue samples. Ventana Medical Systems, Inc. (Ventana) has agreed to sell and distribute a Ventana-branded version of our interactive histology imaging system (Ventana Image Analysis System (VIAS)) under a five-year global supply agreement that we entered into in September of 2004. We submitted data to the FDA in support of a 510(k) notification for processing of the Ventana estrogen and progesterone receptor assays on the imaging system in January of 2005. Pending FDA clearance, we anticipate that Ventana will launch VIAS in the second quarter of 2005. We anticipate filing additional 510(k) notifications for processing of other Ventana assays throughout the year. There can be no assurance that we will obtain the desired FDA clearances when anticipated, if at all, nor that Ventana will prioritize the marketing of VIAS.
      Our Molecular Cytology Imaging System identifies abnormal cells on cytology slide preparations based on their specific reaction with molecular biomarkers. We intend to introduce this system outside the U.S. in the second quarter of 2005 and we expect to incorporate it in our cervical screening clinical trial, which we anticipate initiating in the second half of 2005. There can be no assurance that this imaging system will receive the desired regulatory approvals, when anticipated, if at all.

Blood-Based Reagents
      We have initiated development of blood-based screening and monitoring assays for ovarian and breast cancer. We anticipate releasing our ovarian cancer screening reagents in an RUO format in the second half of 2005. We anticipate releasing our breast screening reagents in an RUO format by the end of 2006. Concurrent with the development of these reagents we are evaluating high volume testing platforms.
The Cancer Market
      Cancer is a chronic and complex disease characterized by uncontrolled growth and spread of abnormal cells. According to the World Health Organization (WHO), the worldwide incidence of cancer in the year 2000 exceeded 10 million cases, excluding basal and squamous cell cancers of the skin. The WHO further estimates that approximately 6.2 million deaths worldwide were attributable to cancer in 2000. In the United States, the American Cancer Society (ACS) estimates that roughly 1.37 million cases of non-skin cancers will be diagnosed in 2005, roughly half of which will occur in women. In the United States, women have about a 1-in-3 lifetime risk of developing invasive cancer. It is estimated that in 2005 approximately 663,000 women will be newly diagnosed with cancer and an estimated 275,000 women will succumb to the disease. It is anticipated that melanoma and cancers of the breast, cervix, and ovary will account for over 40% of all new cancers diagnosed in women in 2005.
Women’s Cancers
2005 Cancer Estimates (U.S.)

	Estimated 2005 Incidence	Estimated 2005 Mortality

All Cancers	662,847	275,000
TriPath Imaging Targeted Cancers:
Breast	211,240	40,410
Ovarian	22,220	16,210
Malignant Melanoma	26,000	2,860
Cervical	10,370	3,710

Source: American Cancer Society, Facts & Figures, 2005
      Treatments for cancer are expensive and often ineffective. Current treatments for cancer include surgery, radiation, chemotherapy and targeted therapeutics. Surgery is limited in its effectiveness because it treats the tumor at a specific site and may not remove all the cancer cells, particularly if the cancer has spread. Radiation and chemotherapy can treat the cancer at multiple sites but can cause serious adverse side effects because they destroy healthy cells and tissues as well as cancer cells. The ACS projects that in 2005 over

275,000 women will die of cancer-related illness. Detecting cancer at the earliest possible stage of disease is critical to patient survival and outcome as reflected in the following five-year relative survival rates:
Five Year Disease — Free Survival
by Stage at Diagnosis

TriPath Imaging Targeted Cancers:	Localized Disease (%)	Regional Spread (%)	Distant Metastases (%)

Breast	98	80	26
Ovarian	95	72	31
Malignant Melanoma	98	60	16
Cervical	92	51	15

Source: American Cancer Society, Facts & Figures, 2005
      Development and utilization of modalities for routine cancer screening is critical to early detection. According to the ACS, whereas the five-year relative survival rate for all cancers is approximately 64%, the relative survival rate for currently screened cancers (i.e. including cancers of the cervix, breast, rectum and skin) is approximately 84%. The ACS estimates that the relative survival rates of these screened cancers could be further increased to 95% if all Americans were regularly screened for these cancers. In 2004, the National Institutes of Health estimated the overall costs for cancer-related illness in the U.S. to be $189.8 billion.
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

Cervical Cancer
      Cancer of the uterine cervix, or cervical cancer, is second only to breast cancer as the most common form of malignancy in both incidence and mortality in women worldwide. According to the WHO the worldwide incidence of cervical cancer in 2000 was 470,606 with a mortality rate of 233,372. In parts of the developing world, cervical cancer is the major cause of death in women of reproductive age. The ACS estimates that in

2005 approximately 10,370 cases of invasive cervical cancer will be diagnosed in the United States with an estimated 3,710 deaths.
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

Screening for Cervical Cancer
      Based on the concept that the physical appearance (or morphology) of cells that have been scraped from the surface of the uterine cervix may correlate with and, therefore, signify the presence of cancer or its precursors in underlying cervical tissue, the Pap smear has been employed worldwide as a primary screen for cervical cancer and its precursors since the late 1940s. It is the most widely used and most successful of all screening tests for cancer having contributed to a greater than 70% decrease in deaths resulting from cervical cancer in the U.S. since it was first introduced. It is estimated that clinical laboratories in the United States perform over 50 million Pap tests, including liquid based Pap tests, annually and we believe that the annual test volume outside of the United States is in excess of 80 million.
      The Pap smear, as first developed by Dr. George N. Papanicolaou in the 1940s, remained essentially unchanged until the introduction of liquid based Pap tests, such as our SurePath liquid based Pap test, in the 1990s. The liquid based Pap test was developed to remedy several practical limitations of the conventional Pap smear, including those related to specimen collection and slide interpretation. The use of a liquid medium to transport cervical cells may facilitate the specimen collection process by reducing the time taken to prepare the specimen for transport, by eliminating air drying and other collection related artifacts that distort cell architecture, by providing a readily accessible medium and adequate shelf life to allow for repeat testing from the original sample, by providing a readily accessible medium for potential adjunctive testing for infectious, genetic or other diseases and, in the case of our SurePath liquid based Pap test, by providing a standardized technique for specimen collection that ensures that all cells collected are transported to the laboratory. The thin layer slides prepared using liquid based Pap tests eliminate the depth of focus issues that may complicate the interpretation of the relatively thick conventional Pap smear and are relatively devoid of blood, mucus, or inflammatory material that may obscure significant cytologic pathology. In the case of our SurePath liquid based Pap test, the combination of these collection and slide preparation features contributes to a statistically significant reduction in the number of unsatisfactory cases when compared to the conventional Pap smear.
      The Pap smear is prepared from scrapings of the surface of the uterine cervix that are collected during a gynecologic pelvic examination. These exfoliated cervical cells are, in the case of the conventional Pap smear, directly transferred to a glass slide by the clinician who collects the specimen. In the case of the liquid based Pap test, such as our SurePath liquid based Pap test, these exfoliated cells are transferred by the clinician into a liquid medium from which a thin layer slide is subsequently prepared in the laboratory, most often using an automated system such as our PrepStain slide processor, after the liquid medium, blood, mucus, and other obscuring materials are removed by density gradient centrifugation. With the conventional Pap smear, the clinician discards the collection device and whatever cells that remain attached to the device, after the sample is transferred to the glass slide. With the SurePath liquid based Pap test, the clinician simply detaches the head of the collection device and places it into the liquid transport medium, thus, ensuring that 100% of the cells that have been collected are transported to the laboratory. For either the conventional or liquid based Pap tests, a Papanicolaou stain is applied to the slide to facilitate microscopic review. The slide is then analyzed microscopically by a cytotechnologist who evaluates the appearance of the ex-foliated cells. The cytotechnologist looks for cell features that are associated with cancer of the cervix or its precursors. Any abnormality so detected is further reviewed by a pathologist. Depending on the cytologic classification that has been assigned by the pathologist, abnormalities that are confirmed by pathologist review are further evaluated by testing for human papilloma virus (HPV) and/or direct visual examination of the cervix using a colposcope and, if a lesion is so detected, a biopsy to obtain cervical tissue for histologic examination. Biopsied cervical tissue is evaluated for histologic evidence of the loss of uniformity of individual cells, the loss of architectural orientation, and other abnormal findings that are associated with Cervical Intraepithelial Neoplasia (CIN) and cervical cancer. CIN, which is also referred to as dysplasia, is characterized by pre-cancerous changes in cervical tissue, and is further categorized into CIN 1, CIN 2, or CIN 3 (mild, moderate, and severe dysplasia) depending on the severity of abnormality. Further treatment or follow-up is dictated by the results of the cervical biopsy and most often follows consensus guidelines that have been developed by opinion leaders in concert with various clinical organizations and advocacy groups.
      Typically, about 90% to 95% of all Pap smears are classified as normal. Abnormal Pap smears are classified in order to specify the degree of cytologic abnormality, according to The Bethesda System (2001). The prevalence of histologic evidence of CIN and cancer varies with each cytologic classification. For example, the cytologic classification of atypical squamous cells of undetermined significance (ASC-US) represents the least significant cytologic abnormality and is associated with only a relatively small number of biopsies that demonstrate underlying premalignant or malignant cervical disease. Low-grade squamous intraepithelial lesion (LSIL) is associated with a slightly higher likelihood of underlying disease, particularly CIN 1 and, most often, appears to reflect cytologic changes that are associated with HPV infection. Atypical squamous cells of undetermined significance-cannot exclude high grade (ASC-H), a recently introduced classification, is associated with a somewhat higher number of biopsies that demonstrate CIN 2 or more severe disease. High-grade squamous intraepithelial lesion (HSIL), is a very significant cytologic abnormality that is associated with a very high correlation to biopsy evidence of CIN 2, CIN 3, and, not infrequently, cancer. The most significant cytologic classification is cancer itself where the correlation to biopsy evidence of cancer or severe dysplasia is very strong.

Human Papillomavirus
      Since the mid-1970’s Human Papillomavirus, or HPV, has been recognized as a sexually transmitted infection that is associated with the development of genital tract neoplasia. Of the approximately 70 types of HPV viruses recognized to date, more than 20 have been associated with lesions in the female anogenital tract. The so-called low risk types (i.e. 6,11,42,43,44) are mainly associated with benign lesions such as condylomas, which rarely progress to malignancy. The so-called high-risk types (i.e., 16,18,31,33,35,39,45,51,52,56, and 58) are detected in cancer of the cervix.
      While it has been documented that nearly all cervical cancers (99.7%) are directly linked to previous infection with one or more of the high-risk types of HPV (Judson 1992; Walboomers et. al. 1999), infection with HPV, even a high-risk type, in and of itself is not predictive of cervical cancer or its precursors. Most HPV infections are transient and are not associated with the development of cervical cancer or its precursors. Given the biology of the infection and its association with cervical neoplasia, if one were to test for high-risk HPV (even with a test that is 100% sensitive and specific for high-risk HPV) one would expect that the negative predictive value for testing for high-risk HPV, that is the likelihood that a negative test for high-risk HPV is associated with absence of CIN 2 or more severe cervical disease, would approach almost 100%. However, one would also expect that the positive predictive value of a test for high-risk HPV, that is the likelihood that a positive test for high-risk HPV is associated with the presence of CIN 2 or more severe lesions, would range from 10 to 25% depending on the age of the population tested.
      Over the past few years, testing for infection with high-risk types of HPV has gained clinical acceptance in the U.S. in certain clinical situations. The 2001 Consensus Guidelines sponsored by the American Society for Colposcopy and Cervical Pathology (ASCCP) recommend testing for HPV to assist in the management of women with ASCUS-US Pap test results. These guidelines are supported by a number of studies including the NCI-sponsored ASCUS/ LSIL Triage Study for Cervical Cancer (ALTS) trial that demonstrated that HPV testing within the ASC-US patient population was an effective method of triaging these patients for subsequent referral to colposcopy because of the extremely low likelihood of finding cancer or its precursors in the absence of infection with high-risk HPV. The Guidelines recommend that patients with ASC-US who test negative for high-risk HPV should be managed by follow-up Pap smear and HPV testing and that patients with ASC-US who test positive for high-risk HPV should be immediately referred for colposcopy and possible biopsy. In the ALTS trial, the positive predictive value (PPV) of HPV testing within the ASC-US patient population, however, was shown to be only 17%.
      In March 2003, the FDA approved a submission by Digene Corporation to include HPV as an adjunct to the Pap smear for primary screening for cervical cancer in women age 30 and older. The rationale for this approach is predicated on the extremely low likelihood of finding cancer or its precursors in the absence of high-risk HPV infection when the Pap smear is normal. In fact, the negative predictive value of the two tests in combination is greater than 99%. However, the lack of specificity and relatively low positive predictive value of HPV may again be problematic. For example, approximately 2 to 6% of women with normal Pap smears yield positive tests for high-risk HPV. The management of such patients is as yet unclear. Furthermore, although approximately 56% of patients with ASC-US and 85% of patients with LSIL test positive for high-risk HPV, the rate of detection of CIN 2 or more severe lesions on biopsy in these populations is only 10% and 20% respectively.

Breast Cancer
      With an estimated incidence of over one million new cases per year, cancer of the breast is the most common women’s cancer in the world, accounting for 22% of all new cases diagnosed. On a worldwide basis, breast cancer is the leading cause of cancer mortality in women, representing an estimated 14% of all cancer-related deaths in females.
      The ACS estimates that in 2005, approximately 211,240 new cases of invasive breast cancer will be diagnosed among women in the United States, with an estimated 40,410 women dying of the disease. Breast cancer incidence increases with age, and although significant progress has been made in identifying women considered to be at high risk of developing the disease, more than 50% of breast cancer occurs sporadically in women with no known risk factors. According to the NCI, the overall five-year survival rate for women diagnosed with breast cancer is 86%. Early detection is paramount as the relative survival rates vary significantly among localized disease (96.8%), regional spread (78.4%) and distant metastases (22.5%).

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

Breast Cancer Post-Therapy Recurrence
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

Ovarian Cancer
      Ovarian cancer is only the seventh most common cancer in women with an estimated 192,379 cases diagnosed worldwide in 2000, but it is among the most deadly. In the U.S., the five-year relative survival rate is only 53% for all women diagnosed with ovarian cancer. According to the American Cancer Society Facts and Figures for 2005, the estimated five-year survival rate for localized ovarian cancer is 95%, but only 72% if the cancer has spread regionally, and only 31% for women with distant metastases.
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

In the United States the hospitalization rate for ovarian neoplasms is reported to be as high as 289,000 women annually. Roughly 80% to 90% of these women have a surgical procedure to rule out and/or diagnose ovarian cancer. Typically, women are found to have an adnexal or pelvic mass during a routine physical examination or during evaluation for another complaint.
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

Malignant Melanoma
      Although melanoma accounts for only a fraction of all skin cancers diagnosed, it is by far the most serious. Unlike the more common and curable basal cell and squamous cell skin cancers, melanoma accounts for roughly 75% of all skin cancer-related deaths. In 2000, the WHO estimated that 67,425 cases of melanoma were diagnosed in women and 17,045 female deaths were attributable to this deadly disease. In 2005, the ACS estimates 26,000 women in the U.S. will be diagnosed with melanoma and 2,860 are expected to die of the disease.
      The overall five-year relative survival rate of patients diagnosed with melanoma is 89% according to the ACS. Because melanoma develops from biological changes in pigmented lesions such as moles, early signs of melanoma development can usually be seen through changes in the size, color or texture of the lesion. As a result, about 82% of melanomas are diagnosed at an early or localized stage where the five-year relative survival rate approximates 99%. Survival rates drop considerably to 60% and 16% for melanomas that have spread to regional nodes or to distant organs, respectively.

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
Marketing and Sales

Marketing Strategy
      Our marketing strategy is focused on providing solutions that address the unmet needs of our three broad market stakeholders: clinical laboratories, clinicians and third-party payors. We increased our marketing efforts during the first half of 2002 by directing resources toward various marketing-related initiatives designed to promote brand identification and awareness, increase market acceptance of our products and services and enhance product management. We have expanded our presence in the marketplace through increased advertising and promotion, company-sponsored seminars and trade shows, and peer selling activities. To further educate and reinforce the benefits of our products, we initiated a partnership with a third-party physician/peer selling organization in 2001 that continued into 2004. In September 2004, we initiated an expansion of sales and marketing activities to leverage the opportunity created by our growing relationship with the large commercial laboratories (see below) and to meet the challenge associated with expanding our cervical cytology business in this heavily contested market segment while maintaining and growing our business within our traditional customer base.

Clinician/ OB-GYN
      Over the past 3 years we have expanded our clinician educational programs to better focus on this large segment. We also conducted a number of clinician-related activities including the establishment of a Clinical Advisory Board and numerous expert panels as forums to discuss and receive feedback on unmet medical needs, standards of care, market trends, product concept review and use, and clinical trials strategies. Finally, we cultivated and developed relationships with leading clinicians to identify current and future potential product areas with the goal of expanding peer-to-peer selling and influence.

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
      As the last frontier for automation in ‘in vitro’ diagnostics, the cytopathology and histopathology laboratories present a major opportunity. We believe that increased automation of these laboratories through computerized image analysis will:

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

Cervical Cytology Product Line
      We currently market our cervical cytology products as part of an integrated system. Our SurePath, PrepStain and FocalPoint systems, together, provide an integrated solution for sample preparation, processing, staining and computerized analysis of liquid based thin-layer slide preparations. We began limited international commercial sales of our PrepStain system in 1993 and commenced commercialization in the United States following FDA approval in 1999. We began placements of AutoPap QC systems, a predecessor to the current FocalPoint system, in 1995 and of the FocalPoint primary screening system in 1998. FocalPoint is the only fully automated Pap smear screening device to receive regulatory approval for marketing in the United States for both thin-layer and conventional Pap smear slide preparations.
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
      Large commercial laboratories. Pap smear testing has become a concentrated market in the United States. We believe that approximately 50% of cervical cancer test volume is concentrated among a relatively small number of large laboratories. We believe the PrepStain’s high throughput and cost-effectiveness and FocalPoint’s ability to show improved productivity over manual practice will enable us to market PrepStain and FocalPoint successfully to this concentrated market segment. Moreover, the pressures associated with rising health care costs, rising litigation costs, and the limited supply of qualified cytotechnologists should further facilitate adoption of PrepStain and FocalPoint by the large laboratory market. We believe that the large clinical laboratories offer a significant opportunity for our growth in 2005 as we have entered into agreements and have established growing relationships with the four largest commercial laboratories in the U.S.
      In the first quarter of 2003, we entered into an agreement with Quest Diagnostics Incorporated (Quest Diagnostics or Quest) to introduce our cervical cancer screening products in select locations. Quest Diagnostics completed an evaluation process of these products in late 2003. Early in the second quarter of 2004, on the strength of the outcome of this evaluation, we entered into a new multi-year agreement with Quest Diagnostics. Under this agreement, Quest Diagnostics is adopting the SurePath liquid-based Pap test and the PrepStain system and is evaluating the FocalPoint Slide Profiler. During the term of the agreement, we will work together with Quest Diagnostics to expand the use of our products by educating physicians about the benefits of our technology. We also renewed a multi-year agreement with Laboratory Corporation of America in the latter half of 2003 and entered into a new multi-year agreement with LabOne in mid-year 2004. Further, in September of 2004, we initiated an expansion of our sales and marketing activities in the U.S., to leverage our growing relationship with the large commercial laboratories and to meet the challenge of expanding our cervical cytology business in this highly competitive segment while growing and maintaining our business within our traditional customer base. We have reorganized our sales management to ensure accountability and support for a larger field sales organization and to ensure broad geographic coverage. We completed expansion of our sales management team in the fourth quarter of 2004 and expect to expand our field sales organization over 2005. In addition, we expect to make increased investments in marketing and sales related activities in support of our current cytology products worldwide as well as to begin to prepare the market for the future introduction of our molecular oncology products. There can be no assurance that our agreement with Quest, or other large laboratory customers, will generate significant revenue.
      Academic Centers of Excellence. We expect to maintain and continue to build a “franchise” among academic centers of excellence and to continue to add high profile, opinion leaders to our customer list. We believe these relationships reflect on the quality of our products. Further, as early adopters of new diagnostic technologies, the academic centers of excellence will be key targets for the early introduction of our molecular diagnostic products.
      Medium and small clinical laboratories. We also intend to continue to devote a portion of our marketing and sales resources to targeting medium-sized and small clinical laboratories, including, in particular, laboratories that serve hospitals and local and regional integrated health care provider networks. These laboratories are often well integrated into the local health care management process and delivery continuum and, therefore, facilitate an integrated sales process that includes the ordering clinician, the laboratory, and the payor. This is of particular significance to our strategy for commercializing molecular diagnostic products that will require significant interaction between the laboratory and the clinician. We expect that the medium-sized and small clinical laboratory segment of the market represents a promising opportunity for our equipment rental programs.
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

Molecular Diagnostic Products
      The marketing strategy for the molecular diagnostic products we are developing is predicated on several key principles. First, our marker discovery programs are all driven by clinical specifications developed from an ongoing analysis of the current standards of care for cancer of the cervix, breast, ovary and prostate. From these analyses, we have identified areas of clinical need and, therefore, market opportunity. Second, our product development strategy comprehends minimal disruption of laboratory workflow and current practice. We are designing our products to change the clinical practice of medicine, not the laboratory practice of medicine. Third, we employ a strategy for commercialization that includes stacking clinical claims in which we will initially target defined clinical problems in defined patient populations to create specific and clearly defined clinical outcomes. Our strategy comprehends the fact that the commercial opportunity associated with our products will depend on the extent to which they impact decisions made and actions taken in the course of the early detection and clinical management of cancer, and that the value generated by these products and the attendant level of reimbursement derived from third-party payors will reflect the extent to which the products positively impact patient outcome, both clinical and economic. Fourth, we will employ a strategy for early commercialization that includes initial introduction of ASRs to be used in laboratory-developed assays. Fifth, we will leverage the recognition, relationships, and infrastructure developed to market and sell our cervical cytology product line to commercialize our molecular diagnostic products. In effect, the infrastructure we have developed for our cervical cytology product line will serve as a conduit for our molecular diagnostic products.
      In September 2004, we entered into a five-year global supply agreement with Ventana under which Ventana obtained exclusive rights to sell and distribute worldwide a Ventana-branded version of our interactive histology imaging system that we are developing to be optimized for both Ventana and TriPath Imaging assays. The interactive histology imaging system was developed to offer anatomic pathology laboratories a cost-effective solution utilizing on-demand digital imaging, direct visualization of IHC stained slides, and real-time quantitative analysis of tissue samples. We believe that in addition to non-recurring revenue already recorded, the agreement provides the potential for capital equipment and fee-per-use revenues in 2005 if we successfully complete the development of the product, if we obtain FDA clearance for processing of Ventana assays on the product, additional FDA or other regulatory clearance or approval if necessary with respect to the assays and imager, if Ventana is successful in placing the product with laboratory customers, and if customers migrate the processing of Ventana assays to the product.

Sales Strategy

Cervical Cytology Product Line
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

Molecular Diagnostic Reagents and Imaging Systems
      We intend to introduce some of our molecular diagnostic reagents and imaging systems in 2005. We expect to introduce our ProEx C and ProEx Br analyte specific reagents (ASRs) (see Government Regulation) to early adopters among academic centers, hospital laboratories, and independent clinical laboratories in the U.S. through our existing laboratory sales organization. It is the responsibility of the laboratory that purchases the ASR to develop, validate, and promote the test as well as to demonstrate its clinical efficacy. We also expect to introduce our cervical and breast staging assays, and our molecular cytology imaging system outside the U.S. Our interactive histology imaging system will be launched by Ventana pursuant to our five-year global supply agreement under which Ventana obtained exclusive rights to sell and distribute worldwide a Ventana-branded version of the system. We believe the agreement provides the potential for capital equipment and fee-per-use revenues in 2005 should we be successful in gaining 510(k) clearance for processing Ventana’s estrogen and progesterone assays on the imaging system.

Marketing and Sales Organizations
      We currently employ more than 100 full-time marketing and sales personnel worldwide to market, sell and provide post-sale support of our products, in addition to leveraging distributor networks in our markets outside the U.S., with the exception of Canada, where we sell through our own sales and marketing organization. In addition to expanding our existing cervical cytology business our intention is to leverage our sales and marketing capabilities, our strong relationships with key influential leaders in the anatomic pathology laboratory and clinician segments, and our customer base among the academic institutions to accelerate the adoption of molecular-based reagents for laboratory developed assays in 2005.
      In the U.S., we have expanded our efforts to market our cervical cancer screening products through a direct sales organization focused both on the physician, primarily OB-GYN and primary care physicians, and laboratory market segments to optimize awareness and market penetration of our products. In September of 2004, we initiated an expansion of our sales and marketing activities in the U.S., targeted primarily towards our pursuit of additional business under our agreements with large commercial laboratories. We have reorganized our sales management to ensure accountability and support for a larger field sales organization and to ensure broad geographic coverage. We completed expansion of our sales management team in the fourth quarter of 2004 and expect to complete expansion of our field sales organization by mid-year of 2005. We also employ field based reimbursement specialists who call on U.S. managed care organizations and other third-party payors to achieve maximum reimbursement levels and to further stimulate demand for our products. Where, and if, appropriate, we also seek co-marketing agreements with major clinical laboratories to leverage their sales capabilities and more effectively market our products directly to health care providers.
      Outside the U.S., with the exception of Canada where we sell to and service customers through our own sales and service organization, we market and sell our products primarily through a distribution network. To support these efforts, we employ eight full-time personnel, consisting of a sales director, and a sales, marketing and service staff located in Europe. We anticipate expanding our international sales and service team in 2005 to meet the requirements of our growing international business. Our international distribution network is comprised of both large distribution organizations with products focused on the clinical diagnostic market and smaller organizations with products focused specifically on the anatomic pathology market.
      We participated in a product evaluation in the U.K. related to liquid-based cytology testing for cervical cancer. In October 2003 the National Institute for Clinical Excellence (“NICE,” or the “Committee”) in the U.K. issued guidance that recommends the adoption of liquid-based cytology for cervical cancer screening. The formal guidance recommends that liquid-based cytology be used as the primary means of processing cervical cancer screening samples in England and Wales. We have been awarded contracts to supply our SurePath liquid-based Pap test by five regional healthcare providers in the United Kingdom since NICE approved the conversion to liquid-based cytology for cervical screening. The United Kingdom National Health Service, which plans to convert completely to liquid-based cytology, represents attractive growth potential for our products. In June 2004, Cervical Screening Wales (the national Welsh cervical screening organization) signed a five-year contract to use the SurePath liquid-based Pap test exclusively for its cervical screening program. In September 2004, Birmingham Women’s Hospital and Good Hope Hospital signed a five-year contract to use the SurePath liquid-based Pap test exclusively for all women in its cervical screening program. Birmingham Women’s Hospital will rollout the SurePath liquid-based Pap test to Primary Care Clinics in the South Birmingham Primary Care Trust (PCT) during late 2004 and is scheduled to begin processing samples from Good Hope Hospital in Spring 2005. In October 2004, Cheshire and Merseyside Strategic Health Authority (Liverpool) signed a five-year contract to use the SurePath liquid-based Pap test for its cervical screening program. In February 2005, Cumbria and Lancashire Strategic Health Authority signed a five-year exclusive contract to use the SurePath liquid-based Pap test for its cervical screening program. Also, in March 2005, the four strategic health authorities that comprise North East, Yorkshire and Humber regions of England signed a five-year exclusive contract to use the SurePath liquid-based Pap test for its cervical screening program.
      We offer post-sale support services, including customer training, product installation, telephone technical support and repair service directly to customers in the United States and Canada. Our support personnel are located both at our headquarters and in select major metropolitan areas. Otherwise, internationally, we provide these services through our employees and distributor organizations.
Manufacturing

SurePath and PrepStain
      We currently assemble, test and package components of PrepStain, and its accessory, PrepMate at our manufacturing facility in Burlington, North Carolina. We also manufacture our SurePath preservative fluid and our PrepStain line of reagents and stains for PrepStain at the Burlington facility. We believe that our existing manufacturing and assembly processes are adequate to meet the near-term, full-scale production requirements of our SurePath and PrepStain systems for cervical cancer screening.
      The consumable items used with PrepStain are purchased from a variety of third-party vendors, some of which are sole-source suppliers. We completed a multi-year, exclusive contract with a European supplier of manufactured instrument components that are incorporated into our PrepStain product line in December 2004. Those instrument components will now be purchased from a U.S. subsidiary. Service parts will continue to be purchased from our European supplier. Pricing for components is fixed, but is subject to adjustment based upon changes in raw material costs. We believe that our new supplier has sufficient capacity to meet our present and future requirements for these components. We believe our new supplier will allow us to ensure uninterrupted supply of PrepStain component parts.

FocalPoint
      We currently assemble, integrate and test the FocalPoint electronic, mechanical and optical components and modules at our Redmond, Washington facility. Our operations have produced sufficient FocalPoint systems to meet customer demand since we began commercial operations in 1996 and we believe we have sufficient capacity to meet anticipated near-term customer needs for our FocalPoint product.
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

SlideWizard Products
      We currently manufacture the majority of our SlideWizard product line at our Burlington, North Carolina facility. We also manufacture a limited number of our GS Review Stations and integrate them into the FocalPoint GS for international sales at our Redmond, Washington facility. We believe we have sufficient capacity to meet anticipated near-term customer demand for our SlideWizard product line.
      Our SlideWizard products and GS Review Stations consist primarily of off-the-shelf components and proprietary software. The components are supplied by a variety of vendors, some of which are sole-source suppliers. We have been integrating and selling SlideWizard products since 1993.

Molecular Diagnostics

Reagents
      In 2004, we began in-house and initiated third-party manufacturing of molecular diagnostic reagents that were developed for commercialization at our TriPath Oncology facility. Our molecular diagnostic manufacturing is performed in a dedicated suite built at the Burlington, North Carolina facility. Molecular reagent products consist of monoclonal antibodies grown and purified in house, diluted, filled, labeled and packaged for their anticipated commercial release in 2005. We believe we have sufficient manufacturing expertise and capacity to meet anticipated near-term customer demand for our molecular diagnostic product line.

Molecular Imaging Systems
      In 2004, we began manufacturing our new Interactive Histology Imaging System in Burlington, North Carolina, in support of our exclusive sales and distribution agreement with Ventana. Our Interactive Histology Imaging System consists primarily of off-the-shelf components and proprietary software. The components are supplied by a variety of vendors, some of which are sole-source suppliers. We expect to begin manufacture of our Molecular Cytology Imaging System in our Burlington, North Carolina facility in 2005. We believe we have sufficient capacity to meet anticipated customer demand for our molecular imaging product line.

Lean Manufacturing Strategy
      In 2002, we introduced Lean Manufacturing into our organization. Our Lean Manufacturing strategy incorporates process improvement methodologies to eliminate non-value adding activities within the operations area to reduce costs, improve quality and product delivery. The Lean Manufacturing process improvement strategy includes tools such as Value Stream Mapping, One-Piece Flow, Kanban Materials Management and Kaizen implementation methodology. During 2004, value stream driven Kaizen events continued, at a rate of at least one per month. We believe these efforts continuously serve to remove waste and inefficiencies from our manufacturing processes, resulting in lower costs, improved quality and delivery to our customers.

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

Manufacturing Standards
      Our manufacturing process is subject to extensive regulation by the FDA, including the FDA’s Quality System Regulation (QSR, including Good Manufacturing Practice, or GMP) requirements. As part of the FDA regulatory process, we face periodic FDA inspections and other periodic inspections by U.S. and foreign regulatory agencies. See “Governmental Regulation.” Both the Burlington, North Carolina and Redmond, Washington facilities are subject to periodic FDA inspections. Failure to comply with the FDA’s QSR requirements in the future would materially impair our ability to achieve or maintain commercial-scale production. In addition, if we are unable to maintain full-scale production capability, acceptance by the market of PrepStain, SurePath and FocalPoint would be impaired, which in turn would have a material adverse effect on our business.
      In addition to QSR requirements, we are required to meet requirements relating to ISO 9001 certification, and European regulatory requirements. A European “CE” certification is required to successfully sell PrepStain and FocalPoint in the European Economic Area (EEA, the 25 European Union member states, plus Norway, Iceland and Liechtenstein) according to certain European Community (EC) directives. The OEM supplier of the PrepStain instrument components has ISO 9001 certification and has obtained CE certification for the main PrepStain component. In December 2003, we met the essential requirements of the European In Vitro Diagnostic Medical Devices Directive (IVDD), which will allow us to add the CE Mark to our cytology products, and we are now in a position to apply the CE mark to the entire PrepStain system. The FocalPoint System is certified to EN55022:94/ CISPR 22, Class A, EN 50082-1 92, AS/ NZS2064/ CISPR 11, Class A.

      We obtained ISO 13485 certification at our Burlington, North Carolina facility in 1999. We obtained ISO 13485 certification at our Redmond facility in July 2003. Compliance audits have been routinely conducted at both our Burlington, North Carolina and Redmond, Washington facilities by certified ISO auditors, most recently in October 2004 in Burlington and January and October 2004 in Redmond. We have no outstanding deficiencies related to these compliance audits. In addition, the Burlington and Redmond manufacturing facilities successfully underwent ISO certification audits in order to comply with Canadian requirements, which became effective on January 1, 2003. Under the Canadian requirements, third-party certification of compliance with ISO 13485 or 13488 and Regulation SOR/980282, as amended, is required and was obtained.
Research and Development
      Our research and development programs are currently focused on three major goals:

•	development of molecular diagnostic products for malignant melanoma and cancer of the cervix, breast, ovary, and prostate,

•	continued improvement of the FocalPoint Imaging System, PrepStain System and reagents and disposables,

•	development of molecular imaging systems.

Development of Molecular Diagnostic Products
      On July 31, 2001 we entered into a series of agreements with Becton, Dickinson and Company (BD) to develop and commercialize molecular diagnostic products for melanoma and cancer of the cervix, breast, ovary and prostate using genomic and proteomic markers identified at Millennium Pharmaceuticals, Inc. (Millennium). The products we are developing incorporate genomic and proteomic markers that were identified through discovery research conducted at Millennium under its research and development agreement with BD as well as other markers that have been or may be identified independently of that agreement. In January 2004, the molecular marker discovery process and transfer of all markers from Millennium was completed. We have used, and intend to use, these markers and related intellectual property to develop and commercialize tests and other products for these cancers. We will share commercial responsibilities with BD for any products that we ultimately develop utilizing the markers developed pursuant to our research and development agreement with BD.
      Five key components of our product development strategy are responsible for what we believe are the differentiating features of our molecular diagnostic products:

1) Our biomarker discovery process was outcome driven. We identified and validated our molecular biomarkers based upon predetermined clinical specifications and correlated the presence of specific molecular biomarkers with a series of clinical specifications for each of our targeted cancers. These clinical specifications are based upon unmet clinical needs and what we perceive to be a significant commercial opportunity.

2) Given the biological and clinical complexity of cancer it is generally accepted that cancer onset and progression are driven by multiple gene-related changes. As a result, with the exception of our RUO reagents for melanoma, each of our molecular assays incorporates multiple molecular biomarkers.

3) We believe, that if properly selected, a finite number of molecular biomarkers will yield molecular profiles, or signatures, that are correlative with clinical phenotype and patient outcome, thereby, limiting the complexity of testing technology and information management that is required by the performing laboratory. With the exception of our RUO reagents for melanoma, our molecular products incorporate from three to eight molecular biomarkers per assay.

4) Our assay technologies are being developed in commercially accepted formats to facilitate rapid laboratory adoption. For our slide-based assays, we have chosen a standard IHC or immunocytochemistry (ICC) format with standard colorometric bright field detection to facilitate the quantification of molecular markers (proteins) within the context of cellular morphology. For our blood-based screening assays, we have chosen an immunoassay format that is capable of detecting and quantifying multiple secreted proteins in blood. This approach requires us to generate monoclonal antibodies targeted to each unique protein that we wish to quantify. We do this by first translating the unique gene sequences identified by Millennium under its research and development agreement with BD (as well as other sequences that have been or may be identified independently of that agreement) into proteins using a number of protein expression systems and then develop monoclonal antibodies specific to each protein through standard hybridoma technology. After each monoclonal antibody marker is independently validated using clinical samples with known patient outcome, a marker panel will be assembled to achieve the desired assay sensitivity and specificity.

5) We believe that the results obtained with molecular biomarkers in slide-based assays will be interpreted, at least initially, in the context of historical standards of practice, such as morphology. Given that tissue architecture, cell morphology, and precise sub-cellular localization of molecular biomarkers will be an important tool for accurate cancer staging and prognosis, we have adapted our proprietary image analysis platform to allow analysis and quantification of multiple, discrete molecular markers within the context of tissue distribution and cellular location. We also believe that in many cases clinical outcomes are determined by subtle differences in gene or protein expression, and that these subtle differences in gene and protein levels will require advanced imaging capability for quantification and interpretation.

      In November 2004, we announced that data generated from in-house research studies of an early version of our proprietary formulation of multiple biomarkers derived from our cervical cancer development program demonstrated a sensitivity of 93%, a specificity of 92%, a negative predictive value of 97%, and a positive predictive value of 79% for biopsy proven moderate to severe cervical dysplasia in a retrospective cohort of cervical samples. These and other data relating to the performance of individual biomarkers and the proprietary formulation combining multiple biomarkers were presented at the Annual Scientific Meeting of the American Society of Cytopathology in Chicago, Illinois. For the purpose of these research studies, the biomarkers were incorporated into a proprietary, reproducible, easy-to-use, research format that utilizes cervical cytology slides prepared from samples collected with the SurePath test pack. Individual biomarkers and a combination of multiple biomarkers were evaluated as to their ability to detect biopsy proven cervical dysplasia and cervical cancer as reflected in a histologic grade of CIN2 or greater (moderate to severe dysplasia) in a retrospective cohort of samples. There can be no assurance that any products we develop, when and if approved by applicable regulatory authorities, will demonstrate results that are the same as or are similar to the results we obtained in our in-house studies.
      In December 2004, we announced that data generated from in-house research studies of our breast cancer biomarkers demonstrated a strong correlation between biomarker expression and recurrence of breast cancer in archival breast tissue samples from a retrospective cohort of patients with early stage breast cancer. The results of these in-house research studies were presented at the Annual San Antonio Breast Cancer Symposium at a Company sponsored symposium held in San Antonio, Texas. For the purposes of these research studies, five biomarkers were incorporated into a proprietary, reproducible, easy-to-use, research assay that involves the staining of tissue biopsies on glass microscope slides. Tissue slides prepared from archival breast tissue were stained with each of the five biomarkers allowing for evaluation of each biomarker individually and as a panel of biomarkers by evaluating the combined results of two or more of the tissue section slides. Biomarker staining was analyzed using a prototype of our Interactive Histology Imaging System. While expression of each individual biomarker correlated with cancer recurrence, the strength of correlation was significantly improved when the analysis included the combined results of two or more biomarkers. The rate of breast cancer recurrence was directly related to the number of biomarkers that stained positive. When no biomarkers were positive, the cancer recurrence rate was less than 20%. However, the recurrence rate increased to 35% when one biomarker was positive, 65% when two biomarkers were positive, and nearly 80% with three or more positive biomarkers. These results were independent of other known prognostic indicators such as tumor size or HER-2/neu status. There can be no assurance that any products we develop, when and if approved by applicable regulatory authorities, will demonstrate results that are the same as or are similar to the results we obtained in our in-house studies.
      Over the past two years we have released several of our molecular diagnostic reagents in a RUO format to facilitate external research studies by independent investigators. We released RUO reagents for cervical and breast cancer staging in 2004. Investigators at the Massachusetts General Hospital, Johns Hopkins Hospital, and the University of Colorado are currently evaluating the analytical and clinical performance of our RUO reagents for cervical cancer staging. Investigators at Albany Medical College are currently evaluating the clinical performance of our RUO reagents for breast cancer staging. We expect the results of these research studies will be available for review in the latter half of 2005. In data presented in 2004 from a study completed in 2003, investigators at Albany Medical College observed that the measurement of melastatintm expression using our melanoma assay provided independent prognostic information that may be useful in determining the risk of disease recurrence and metastasis in patients with primary thin melanoma lesions. There can be no assurance that the results of these research studies will demonstrate the results that are the same as or are similar to the results we obtained in our in-house studies.

Improvement of FocalPoint Imaging System, PrepStain System, Reagents and Disposables
      Enhancements to both FocalPoint and PrepStain are specifically designed to increase the instruments’ efficiency, ease of use, reliability and cost-effectiveness. This also includes initiatives directed at extending the shelf life of the SurePath and PrepStain lines of reagents and preservatives used with the PrepStain system. We are also continuing to explore alternative uses for adjunctive testing using our SurePath preservative fluid.

Development of Molecular Imaging Systems
      We are leveraging our extensive intellectual property portfolio, know-how, and experience in image analysis to develop molecular imaging systems that we believe will enhance the performance of our molecular diagnostic products. Our new interactive histology imaging system is designed to allow fast, reliable and cost effective quantification of different breast cancer markers applied to histological sections. Our Molecular Cytology Imaging System is being developed to identify abnormal cells on cytology slide preparations based on their specific reaction with molecular biomarkers.
      There can be no assurance that any product enhancement or development project that we undertake, either currently or in the future, will be successfully completed, receive regulatory approvals, be successfully commercialized or demonstrate results that are the same as or are similar to our other early studies. The failure of any such enhancement or project to be completed, approved or commercialized could prevent us from successfully competing in our targeted markets.
      As of December 31, 2004, we had approximately 70 employees engaged in research and development activities. Our expenditures for research and development were approximately $7.5 million, $8.9 million and $11.3 million for the years ended December 31, 2002, 2003 and 2004, respectively. See additional discussion in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Third-Party Reimbursement

Cervical Cytology Product Line
      The vast majority of private third-party medical insurance providers and governmental agencies offer coverage and reimbursement for laboratory testing associated with routine medical examinations, including Pap smears as part of a wellness program. In the United States, the level of reimbursement by those third-party payors for wellness testing, including the Pap smear, can vary considerably. However, on average, since the majority of third party payors benchmark coverage and pricing based on Medicare coverage and reimbursement determinations, there has been a general increase in reimbursement amounts paid for cervical cancer screening due to a minimum payment of $14.76 established in 2002 by the Center for Medicare and Medicaid Services (CMS) which administers Medicare. In addition to the minimum established by CMS, subsequent Medicare National Limitation Amount (NLA) pricing for these procedures has created a positive level of increased reimbursement for the newer technologies, including both the PrepStain and the FocalPoint. Successful commercialization of PrepStain and FocalPoint for cervical cancer screening in the United States, and some other countries, will depend on the availability of reimbursement from such third-party payors. Because the up-front costs of using our products are typically greater than the cost of the conventional Pap smear, we have worked to convince third-party payors that the overall cost savings to the health care system, resulting from early detection of cervical cancer and its precursors will more than offset the cost of our products. The Medicare NLA for the various procedures that represent the technologies for cervical cancer screening demonstrates the general revenue potential. As a result of the Medicare Modernization Act of 2003, the clinical laboratory fee schedule for 2005 will remain the same as 2004. Below are the current NLA’s (as of December 2004) for the various CPT codes affecting our business:

CPT Code	Description	NLA

88164	Cytopathology smears, cervical or vaginal (Bethesda System reporting); manual screening under physician supervision	$14.76
88147	Cytopathology smears, cervical or vaginal; screening by automated system under physician supervision	$15.90
88148	Cytopathology smears, cervical or vaginal; screening by automated system with manual re-screening under physician supervision	$21.23
88142	Cytopathology, cervical or vaginal (any reporting system), collected in preservative fluid, automated thin layer preparation; manual screening under physician supervision	$28.31
88174	Cytopathology, cervical or vaginal (any reporting system), collected in a preservative fluid, automated thin layer preparation; with screening by automated system, under physician supervision	$29.85
88175	Cytopathology, cervical or vaginal (any reporting system), collected in a preservative fluid, automated thin layer preparation; with screening by automated system and manual re-screening, under physician supervision	$37.01
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
      To date, the manually screened PrepStain thin-layer slide preparation procedure has achieved near universal coverage from third-party payors, as has the FocalPoint primary screening procedure for conventionally-prepared slides. During 2004 the combined procedure of screening PrepStain slides on the FocalPoint has also achieved near universal coverage from the commercial and managed care insurers. Over the past year, laboratories utilizing the combined PrepStain/ FocalPoint application have and continue to realize positive coverage and reimbursement from the vast majority of the third party payors.
      We expect to continue to realize the positive reimbursement for our technologies we received in 2004 throughout 2005 from the payor community and will work to continue to demonstrate diagnostic and economic value as new performance data is realized and made available. However, there can be no assurance that such favorable reimbursement will continue.

Molecular Diagnostic Products and Imaging Systems
      As with our cervical cytology products, we expect that our molecular diagnostic reagents and imaging systems will be primarily purchased by medical institutions and laboratories that bill third-party payers such as government healthcare administration authorities, private health coverage insurers, managed care organizations and other similar organizations. Our ability to earn sufficient returns on these products will depend in part on the extent to which reimbursement for these products and related treatments will be available to our customers from third-party payers. Generic billing codes and reimbursement schedules exist for slide based immunohistochemistry and immunocytochemistry tests, including laboratory developed home brew assays, and these codes reflect incremental reimbursement for image analysis. All of our slide based molecular diagnostic reagents are being developed in either immunohistochemistry or immunocytochemistry formats. For our cervical screening assay, it is likely that we will apply for either a new code or a code based on the Medicare NLA, to reflect the increased utility of the test. For blood based screening reagents, we will most likely be required to work with government healthcare administrative authorities to establish new billing codes and reimbursement schedules. While opportunities exist to enhance third party reimbursement if the results of future clinical trial and peer reviewed published studies support unique and high value clinical claims, third-party payers are increasingly attempting to limit both the coverage and the level of reimbursement of products to contain costs, and if they are successful, our ability to generate revenue growth and profitably from our molecular diagnostic products will be adversely affected.
Proprietary Technology and Intellectual Property
      We currently hold over 110 issued or allowed United States patents. We have aggressively filed patents to protect the intellectual property generated by TriPath Imaging through work done in our TriPath Oncology segment for the molecular and imaging programs. We also hold over 70 foreign patents and have applied for patent protection for certain aspects of our technology in various foreign countries. Many of our patents were acquired in the merger of AutoCyte Inc. and NeoPath Inc. and the acquisition of the intellectual property and technology of Neuromedical Systems, Inc. We further expanded, and are expanding, our patent portfolio through the acquisition of the intellectual property of Cell Analysis Systems from BD in September 1999 and through our current work undertaken at TriPath Oncology. Our patents cover system components, such as the disaggregation syringe, the PrepStain process, and various aspects of our high-speed image-interpretation technology, as applied to cytopathology and histopathology. Because of the substantial length of time and expense required to bring new products through development and regulatory approval to the marketplace, we rely on a combination of patents, trade secrets, copyrights and confidentiality agreements to protect our proprietary technology, rights and know-how. We intend to continue to pursue patent protection where it is available and cost-effective, both in the United States as well as in other countries. Most of our existing United States and foreign patents will expire between 2012 through 2020. Several of our foreign patents expired in 2004. There can be no assurance, however, that the claims allowed in any of our existing or future patents will provide competitive advantages for our products, or will not be successfully challenged or circumvented by our competitors.
      Our molecular oncology program focuses on using new discoveries in genomics and proteomics research to develop and commercialize molecular diagnostic products to improve the early detection and clinical management of certain types of cancer. We have active programs in development seeking to create tests to identify individuals with certain types of cancer at the earliest possible stage of the disease, provide individualized predictive and prognostic information, guide treatment selection for patients with cancer, and predict disease recurrence. The core products and services we are developing will be based upon genomic and proteomic markers that were identified through discovery research conducted at Millennium under its research and development agreement with BD as well as other markers that have been or may be identified independently of that agreement. We have sublicensed certain of BD’s rights to the proprietary markers. Our approach to marker discovery, identification, and prioritization is based on correlation with patient outcome and includes the evaluation of markers that have been previously identified by others as well as novel markers that have not been previously associated with our specific product indications. As a result, to ensure our freedom to utilize known markers and integrate them into our product candidates, we will in certain instances be required to license them from third parties. We are concurrently pursuing intellectual property protection for the novel markers that we have identified and the proprietary formulations that we are creating from the combination of either novel or known markers as well as for molecular imaging systems. However, we cannot be sure that we will be able to license markers on acceptable terms, if at all, or establish intellectual property protection of our novel markers, proprietary formulations or molecular imaging systems. During 2004, we filed provisional patents that covered our discoveries, validation, and clinical assay format development in our cervical screening, breast prognosis and ovarian molecular oncology programs. We cannot be sure that our products or technologies do not infringe patents that may be granted in the future pursuant to pending patent applications or that our products do not infringe any patents or proprietary rights of third parties or that all of our issued patents are valid.
      Under current law, patent applications in the United States and in foreign countries are generally maintained in secrecy for a period after filing. The right to a patent in the United States is attributable to the first to invent, not the first to file a patent application.
      We have registered trademarks in the United States for AutoCyte®, AutoCyte Quic®, CytoRich®, ImageTiter®, PAPMAP®, PrepMate®, SlideWizard®, and TriPath Imaging®. We have pending U.S. trademark applications for i3 Seriestm, FocalPointtm, PrepStaintm, ProExtm, SureDetecttm, SurePathtm, TriPath Care Technologiestm, and TriPath Oncologytm. Foreign registrations are maintained for several of our trademarks in Argentina, Australia, Brazil, Canada, Chile, China, the European Union, Finland, Hong Kong, Indonesia, Israel, Japan, Malaysia, Norway, the Russian Federation, South Africa, Sweden, Switzerland, Taiwan and the United Kingdom. We have pending foreign trademark applications for FocalPointtm, i3 Seriestm, PAPNET®, PrepStaintm, SurePathtm, ProExtm and TriPath Care Technologiestm. In addition to trademark activity, we include a copyright notice on all of our documentation and operating software. There can be no assurance that any trademarks or copyrights that we own will provide competitive advantages for our products or will not be challenged or circumvented by our competitors.
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
      Our primary competitor in the United States and abroad in thin-layer slide preparation is Cytyc Corporation (Cytyc). Cytyc’s systems, the ThinPrep 2000 and ThinPrep 3000 processors, are based on a membrane-filtration separation system rather than the density gradient and centrifugation approach used in our PrepStain process. The Cytyc ThinPrep systems are presently the only other thin-layer sample preparation systems approved by the FDA as a replacement for the conventional Pap smear. They are also used for non-gynecological applications. Additionally, in Europe and in Latin America, there are a few small thin-layer competitors offering a manual method liquid based product. Currently these manufacturers have very little market share and are not actively pursuing FDA approval for their products. Nonetheless, they are creating competitive activity in France and in many countries around the world.
      We also face several competitors, or potential competitors, in the imaging field. To date, the FocalPoint system is the only FDA-approved device for the automated primary screening of thin-layer and conventional Pap smear slides. In June 2003, however, Cytyc announced that it had received approval from the FDA for commercialization of its ThinPrep Imaging System, an interactive computer system that is designed to assist cytotechnologists in the primary screening and diagnosis of its thin-layer slides. We are currently engaged in litigation with Cytyc, as to whether its ThinPrep Imaging System infringes certain of our patents. See Item 3 — “Legal Proceedings” below. Other competitors include ChromaVision Medical Systems, Inc. (ChromaVision), which recently announced its plans to change its name to Clarient, Inc. and has also announced its intention to reposition itself as a diagnostic services company, develops, manufactures and markets an automated cellular imaging system to assist in the detection, diagnosis and treatment of cellular diseases such as cancer, and Applied Imaging Corporation, which develops and markets automated genetic testing systems and imaging systems used in cancer pathology and research which are capable of sending digital images electronically for remote review and consultation.

Molecular Diagnostic Reagents
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
      In addition to immunoassay-based tests, we believe the staging, prognosis and prediction of outcomes will also be heavily influenced by the assessment of special stains utilizing IHC and in situ hybridization (ISH) techniques on tissue specimens. The primary companies currently competing in this area are Dako Corporation and Ventana Medical Systems, Inc. Both companies specialize in automated IHC staining instrumentation and offer a wide range of validated IHC tumor markers.
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

Government Regulation
      The design, testing, manufacture, labeling, distribution, advertising, promotion and sale of our medical diagnostic devices is subject to extensive governmental regulation in the United States and in other countries where we sell our products. In addition, our research and development activities in the United States are subject to various health and safety, employment and other laws and regulations.

United States FDA Approval
      PrepStain and FocalPoint are regulated for cervical cytology applications in the United States as medical devices by the FDA under the Federal Food, Drug, and Cosmetic Act, or the FDC Act, and require pre-market approval by the FDA prior to commercial distribution. In addition, certain modifications to the design, performance, manufacturing process or labeling of medical devices are subject to FDA review and approval before marketing. FDA may impose conditions of approval or restrictions on the sale, distribution, or use of devices. Pursuant to the FDC Act, the FDA regulates the pre-clinical and clinical testing, design, manufacture, storage, labeling, distribution, record keeping, reporting, sales, marketing, advertising and promotion of medical devices in the United States. The FDA also regulates the import and export of medical devices. Noncompliance with applicable requirements, including good clinical practice requirements and QSR requirements, can result in enforcement action which can include any of the following sanctions: the suspension or withdrawal of authorization of clinical studies, the refusal of the government to grant pre-market approval or premarket clearance for devices, suspension or withdrawal of clearances or approvals, warning letters, operating restrictions, total or partial suspension of production, distribution, sales and marketing, customer notification, orders for repair, replacement, or refund, fines, injunctions, civil penalties, recall or seizure of products, and criminal prosecution of a company, its officers and employees.
      Medical devices are classified into one of three classes, Class I, II or III, on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (e.g., establishment registration, labeling, recordkeeping, reporting, and adherence to FDA-mandated quality system requirements, including QSR), and, in some cases, pre-market notification under Section 510(k) of the FDC Act. Class II devices are subject to general controls, in most cases to pre-market notification under Section 510(k) of the FDC Act, and to special controls (e.g., performance standards, patient registries and FDA guidelines). Generally, Class III devices are those that must receive pre-market approval by the FDA to ensure their safety and effectiveness, including life-sustaining, life-supporting and implantable devices, and also “new” devices that were not on the market before May 28, 1976 and for which the FDA has not made a finding of “substantial equivalence” based on a pre-market notification. Class III devices usually require data from clinical testing that demonstrates the device is safe and effective, and must have FDA approval of a premarket approval application, or PMA, under Section 515 of the FDC Act, prior to marketing and distribution. The conduct of clinical studies is subject to FDA regulations, including requirements for institutional review board (or IRB) approval, informed consent, record keeping, and reporting. Clinical studies of “significant risk” devices, including many Class III devices, also require FDA approval of an investigational device exemption (IDE) application prior to initiating clinical trials. Clinical trials are conducted with the oversight of the IRB at each study site. Our PrepStain and FocalPoint products, when intended for gynecological use, are regulated as Class III medical devices. In the future, some of our molecular diagnostic products may be regulated as Class III devices. In addition, to the extent molecular diagnostic products may be intended for use as prognostic tests for selecting subsets of patients most likely to benefit from drug therapies, such products may be studied in clinical trials of drug products under the FDC Act regulatory provisions governing pharmaceutical clinical trials.
      FDA has developed special rules for in vitro reagents that are not approved or cleared as diagnostic products. FDA has imposed restrictions on the manufacture, labeling, sale, distribution, advertising, promotion and use of Analyte Specific Reagents (ASRs). FDA defines ASRs as antibodies, specific receptor proteins, ligands, nucleic acid sequences, and similar reagents which, through specific binding or chemical reaction with substances in a specimen, are intended for use in a diagnostic application for identification and quantification of an individual chemical substance or ligand in biological specimens. In simple terms, an ASR is the active ingredient of an in-house laboratory test and is used, in conjunction with general purpose reagents and general purpose instruments, by a laboratory that must be certified as high complexity under the Clinical Laboratory Improvement Act of 1998 as amended (CLIA) and has developed and performs an in-house (“home brew”) test or laboratory testing service. The in-house assay is used to test patient specimens only by the clinical laboratory that developed and validated the test for its own in-house use. It is the responsibility of the laboratory using the ASR to develop the test procedures and to take responsibility for establishing and maintaining performance. Most ASRs are exempt from premarket notification under Section 510(k) of the FDC Act, but they are subject to GMP requirements and the restrictions on sale, distribution and use imposed by FDA regulation. ASRs intended for use in blood banking tests are not exempt from premarket notification. In addition, some ASRs are subject to premarket approval (PMA) requirements, including ASRs used in diagnosing a contagious condition that could be fatal (such as HIV) or in blood donor screening. In addition, FDA regulates Research Use Only (RUO) products, which by their required labeling are not intended for use in diagnostic procedures. The clinical application of these RUO products is unknown and commercialization is limited to research purposes only. Products and reagents that we develop now and in the future may be subject to these and other applicable FDA regulations.
      Device manufacturers are required to register their establishments and list their devices with the FDA. For devices with an approved PMA, the manufacturer must submit periodic reports containing information on safety and effectiveness and other information specified in FDA regulations. The FDC Act requires that medical devices be manufactured in accordance with the FDA’s QSR requirements. PrepStain and FocalPoint and any other products that we manufacture or distribute pursuant to an approved PMA application and any supplements, or pursuant to 510(k) clearances, or as ASRs, are and will be subject to pervasive and continuing regulation by the FDA, including record-keeping and reporting requirements. We have established and maintain a system for tracking FocalPoint and PrepStain systems through the chain of distribution. FDA’s Medical Device Reporting regulations require medical device companies to provide information to the FDA whenever evidence reasonably suggests that a device may have caused or contributed to a death or serious injury. These regulations also apply if the device malfunctions and the device or a similar device sold by the company would be likely to cause or contribute to a death or serious injury if the malfunction were to recur. We are also required to report to the FDA about corrections to our device products and about any market removals.
      Product labeling and promotional activities are also subject to scrutiny by the FDA. Product advertising and promotional activities are also subject to regulation by the Federal Trade Commission. We, and our distributors, may only promote products for their approved indications. In this regard, violations of promotional requirements may, in addition to implicating violations of the FDC Act, also involve violations of the False Claims Act, the Medicare and Medicaid “anti-kickback” laws, and other federal or state laws that the government may utilize to enforce these and related requirements. In addition to the government bringing claims under the Federal False Claims Act, qui tam, or “whistleblower,” actions may be brought by private individuals on behalf of the government. Also, competitors may bring litigation under the Lanham Act relating to product advertising. If the FDA requires us to make modifications to our product labeling in the future, these changes may adversely affect our ability to market or sell PrepStain, FocalPoint or any of our other products.
      We are subject to both routine and directed inspections by the FDA for compliance with regulations with respect to design control activities, manufacturing, testing, distribution, storage, product labeling, recordkeeping, reporting, sales, advertising and promotional activities. We have been periodically inspected by the FDA at both our Burlington, North Carolina and Redmond, Washington facilities. In 2004, we underwent a routine inspection at our Burlington facility to conclude the move of PrepMate manufacturing from Redmond to Burlington in addition to GMP compliance. In 2003 we underwent routine inspections at both our Redmond and Burlington facilities, while in 2002, we were inspected at our Burlington facility with respect to our advertising and promotional activities, our manufacturing activities relative to a contemplated move of PrepMate manufacture from our Redmond to our Burlington facility and other aspects of our manufacturing operations. All of these inspections were concluded in 2004 without material adverse results.

      If the FDA believes that we have not complied with the law, it can take one or more of the following actions:

•	refuse to review or clear applications to market our products in the United States;

•	refuse to allow us to enter into government supply contracts;

•	withdraw approvals already granted;

•	require that we notify users regarding newly found risks;

•	request repair, refund or replacement of faulty devices;

•	request corrective advertisements, recalls or temporary marketing suspension;

•	impose administrative civil penalties; and

•	initiate legal proceedings to detain or seize products, enjoin future violations, or assess civil or criminal penalties against us, our officers or employees.
      These actions could seriously disrupt our operations for an indefinite period of time.
      In the future, the Company may seek FDA approval of medical products other than medical diagnostic devices. The regulatory requirements for these products are similar in scope to the requirements described above for medical devices, particularly with respect to the need for, and the degree of FDA oversight of, pre-clinical and clinical testing, pre-market approval, manufacturing, labeling, recordkeeping, promotion, sale and post-market reporting.

Clinical Laboratory Improvement Act of 1988 and State Laboratory Laws
      Congress has directed the Department of Health and Human Services to issue regulations designed to improve the quality of biomedical analytic services, particularly the examination of Pap smears. These regulations require clinical laboratories to randomly re-screen at least 10% of the Pap smears classified on initial manual screen as normal. This 10% must include normal cases selected from the laboratory’s total caseload, and from patients or groups of patients that have a high probability of developing cervical cancer based on available patient information. Laboratories that purchase our PrepStain and FocalPoint products, or our ASR’s, are subject to extensive regulation under CLIA, which requires laboratories to meet specified standards in the areas of personnel qualifications, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. We believe that our PrepStain and FocalPoint products operate in a manner that will allow laboratories using our products to comply with CLIA requirements. However, there can be no assurance that interpretations of current CLIA regulations or future changes in CLIA regulations would not make compliance by the laboratory difficult or impossible and therefore have an adverse effect on sales of our products.
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
      Our products are subject to a variety of regulations in Europe, including the EU. In vitro medical devices, including our PrepStain system, FocalPoint Imaging System, molecular diagnostic reagents, and molecular imaging systems, must now comply with the EC’s In-Vitro Diagnostic Medical Devices Directive also known as IVDD. The IVDD was published in the Official Journal of European Communities in December 1998. The EU member states were required to implement the IVDD into national law by December 1999. A transition period, which ended December 6, 2003, applies to all devices placed on the market in the EU. By the end of this transition period, our products were required to comply with the requirements of the IVDD and member-state local language requirements. At such time, products not bearing the CE mark would have been prohibited from being commercially distributed in EU member countries. Products bearing the CE mark may circulate freely within the EEA, but member states may restrict or prohibit the marketing of CE-marked devices pursuant to the safeguard clause of the IVDD if the member state determines a particular device may compromise the health and/or safety of patients or users. In December 2003, we announced that we satisfied the essential requirements of the IVDD, which allows us to add the CE mark to our products including antibody-based diagnostic tests with the appropriate registration.
      Other European countries may enact national laws that would conform to the IVDD. EU and EEA member states are required to implement national laws that are consistent with IVDD. However, some European countries have established national regulations relating to in vitro diagnostic medical devices, including rules governing their supply, advertising, promotion, pricing or reimbursement. EC directives and national laws impose requirements for electrical safety and electromagnetic compatibility that apply to the PrepStain system, PrepMate, and the FocalPoint system. We have performed the requisite testing procedures and related documentation to apply the European CE mark to the FocalPoint, PrepStain and PrepMate systems. We cannot guarantee that the FocalPoint system or any other product we may develop will receive any required regulatory clearance or approval on a timely basis, if at all.
      In addition, Canadian regulations have similar, but distinct, requirements as those noted for the EU’s IVDD, which also became effective January 1, 2003. We undertook and achieved compliance with those requirements.

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
Employees
      As of December 31, 2004, we employed approximately 280 people on a full-time basis. We believe that relations with our employees are good. None of our employees are party to a collective bargaining agreement.

Item 1A.	Executive Officers of the Registrant
      Our current executive officers are as follows:

Name	Age	Position

Paul R. Sohmer, M.D.	56	President, Chief Executive Officer and Chairman of the Board
Stephen P. Hall	54	Senior Vice-President, Chief Financial Officer
Ray W. Swanson	49	Senior Vice-President, Commercial Operations
Johnny D. Powers, Ph.D.	43	Senior Vice-President and General Manager, TriPath Oncology
      Paul R. Sohmer, M.D. has served as our Chairman of the Board of Directors since November 2000, and as our President and Chief Executive Officer since June 2000. Prior to joining us, Dr. Sohmer served as the President and Chief Executive Officer of Neuromedical Systems, Inc., a supplier of cytology screening and anatomic pathology diagnostic equipment and services to laboratories, from 1997 through 1999. From 1996 until 1997, Dr. Sohmer served as President of a consulting firm, which he founded. From 1993 to 1996, he served as President and Chief Executive Officer of Genetrix, Inc., a genetic services company based in Scottsdale, Arizona. From 1991 through 1993, Dr. Sohmer was the Corporate Vice-President of Professional Services and President of the Professional Services Organization for Nichols Institute, a clinical laboratory company, where he was responsible for sales, marketing, information systems, logistics, and clinical studies. From 1985 until 1991, Dr. Sohmer served as the President and Chief Executive Officer of Pathology Institute in Berkeley, California, during which time he founded and served as Medical Director of the Chiron Reference Laboratory. Dr. Sohmer received a B.A. degree from Northwestern University and an M.D. from Chicago Medical School.
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
      Johnny D. Powers, Ph.D. is our Senior Vice-President and General Manager of TriPath Oncology. He previously served as Vice-President and General Manager of TriPath Oncology since July 2002. From November 2001 to June 2002, Dr. Powers served as our Vice-President of Manufacturing Operations and Product Development in our Commercial Operations segment. Prior to joining us, he held a number of senior management positions at Ventana Medical Systems, Inc., most recently serving as Vice-President and General Manager of Manufacturing Operations. Prior positions held at Ventana include Vice-President and General Manager of Worldwide Strategic Marketing and Vice-President of the Molecular Diagnostics Business Unit. Prior to 1996, Dr. Powers held various management positions at Organon Teknika Corporation, including Director of BioManufacturing and Manufacturing Technologies. Dr. Powers earned a B.S. degree in Chemistry from Wake Forest University, a M.S. degree in Chemical Engineering from Clemson University, a Ph.D. in BioChemical Engineering from North Carolina State University and an MBA from Duke University.

Item 2.	Properties
      We currently lease a total of 43,000 square feet of space devoted primarily to our Commercial Operations manufacturing, warehousing, administrative, research and development and engineering functions at 780 Plantation Drive, Burlington, North Carolina under a seven-year lease expiring in August 2005. In 2004 we negotiated a long-term lease extension inclusive of the addition of approximately 26,000 square feet to our Plantation Drive facility. At the expiration of the current lease in August 2005, the new lease extends through December 2018. We also currently lease approximately 10,000 square feet to serve as educational and corporate office space at 1111 Huffman Mill Road in Burlington, North Carolina under a three-year lease which expired in November 2004 and which was extended on a month-by-month basis until our new addition is complete at Plantation Drive. When we complete the phase-in of our new addition, with occupancy assumed between August and December 2005, we will incorporate the Huffman Mill Road personnel and training space into our Plantation Drive facility. In 2003, we renegotiated our Redmond, Washington lease in order to reduce office and manufacturing space leased. At the end of 2004 an additional lease obligation for 30,000 square feet expired and was not renewed. We now lease approximately 20,000 square feet of office and manufacturing space in Redmond, Washington under an operating lease. That operating lease expires in December 2007. We also lease approximately 4,000 square feet of office space in Brussels, Belgium, under an operating lease expiring in January 2013. We lease approximately 22,000 square feet near Research Triangle Park, in Durham, North Carolina devoted primarily to the activities of TriPath Oncology. This lease has a seven-year term expiring in June 2009. We believe that our facilities and other available office space will be adequate for our current and future planned needs.

Item 3.	Legal Proceedings
      We compete with Cytyc Corporation (Cytyc) with respect to the sale of our FocalPoint and Cytyc’s sale of its ThinPrep Imaging System. We believe Cytyc’s ThinPrep Imaging System infringes our patents and, on June 16, 2003, we filed a lawsuit in the United States District Court for the Middle District of North Carolina seeking damages and injunctive relief to stop such infringement.
      On January 5, 2004, the district court in Massachusetts entered an order consolidating this lawsuit into a single action with a lawsuit that Cytyc had filed in Massachusetts. On April 30, 2004, the district court granted us leave to amend our complaint and answer in the consolidated action to assert infringement against Cytyc’s ThinPrep Imaging System under two additional patents. The fact discovery period has now been completed.

The expert discovery period runs through April 29, 2005. The court has set a scheduling conference for May 5, 2005. At present the court has not scheduled a Markman hearing to hear argument on the patent claim construction issues. We anticipate that a trial will be scheduled sometime in 2006 based on the current case schedule. We are unable to predict the ultimate outcome. Similarly, we are unable to predict the potential effect on our business and results of operations that any outcome may ultimately have.
      The case number for the action transferred from North Carolina to Massachusetts is 1:03-CV-12630-DPW and the case number for the consolidated Massachusetts action is 1:03-CV-11142-DPW. The case numbers are for reference only and the corresponding pleadings are expressly not incorporated into this document by reference.

Item 4.	Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2004.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock, $0.01 par value per share, is traded on the Nasdaq National Market under the symbol “TPTH”. The following table sets forth, for the calendar periods indicated, the range of high and low bid and ask prices for our common stock on the Nasdaq National Market. These prices do not include retail mark-up, mark-down or commissions and may not represent actual transactions.

	High	Low

Year ended December 31, 2003:
First Quarter	$4.49	$2.15
Second Quarter	$7.70	$3.47
Third Quarter	$9.69	$5.71
Fourth Quarter	$10.00	$7.30
Year ended December 31, 2004:
First Quarter	$10.95	$7.70
Second Quarter	$10.45	$8.36
Third Quarter	$9.49	$7.00
Fourth Quarter	$9.52	$6.19
      On March 29, 2005, the last reported sales price of the Common Stock on the Nasdaq National Market was $6.95 per share. As of March 29, 2005, there were 38,163,770 shares of our Common Stock outstanding, which were held by 346 Common Stockholders of record.
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

	Year Ended December 31,

	2000	2001	2002	2003	2004

	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$32,652	$27,017	$37,485	$53,764	$68,504
Gross profit	16,529	13,921	22,563	35,387	47,274
Research and development(1)	9,629	7,828	10,259	14,295	15,162
Selling, general and administrative	23,867	28,777	30,786	30,011	31,778
Operating income/(loss)	(16,967)	(22,684)	(18,482)	(8,919)	334
Net income/(loss)	$(17,369)	$(21,680)	$(18,064)	$(8,538)	$605

Earnings/(loss) per share(2)
Basic	$(0.60)	$(0.61)	$(0.48)	$(0.23)	$0.02
Diluted	$(0.60)	$(0.61)	$(0.48)	$(0.23)	$0.02
Weighted-average shares outstanding
Basic	29,137	35,467	37,438	37,626	38,006
Diluted	29,137	35,467	37,438	37,626	39,151

	December 31,

	2000	2001	2002	2003	2004

	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$54,340	$55,976	$32,571	$20,954	$18,949
Working capital	62,316	62,898	38,837	33,446	35,909
Total assets	97,471	96,748	73,951	65,928	67,534
Long-term obligations	3,760	5,001	220	8	—
Total stockholders’ equity	$80,774	$77,291	$59,177	$52,371	$58,546

(1)	Includes regulatory expenses.

(2)	See Note 2 of Notes to our consolidated financial statements for information concerning the computation of earnings/(loss) per share and shares used in computing earnings/(loss) per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.
      The discussion included in this section contains forward-looking statements based on current expectations of our management. Generally, those forward-looking statements use words like “expect,” “believe,” “continue,” “anticipate,” “estimate,” “may,” “will,” “could,” “opportunity,” “future,” “project,” and similar expressions. Such statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The forward-looking statements include primarily those made in the section entitled “Outlook” below, as well as statements about our projected timetables for the pre-clinical and clinical development of, regulatory submissions and approvals for, market introduction and commercialization of our products and services; our expected future revenues, operations and expenditures; and our projected cash needs and the future of the markets in which we participate.

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
      Certain factors, among others, that could cause our actual results to differ materially from what is expressed in those forward looking statements include the following: we may be unable to successfully develop and commercialize the diagnostic oncology products and services being developed by TriPath Oncology; our products may not receive regulatory, pricing or reimbursement approval when we expect, if at all; our products may not be accepted by the market to the extent we expect; we may be unable to establish and maintain licenses, strategic collaborations and distribution arrangements; we may lack the financial resources necessary to further develop our marketing and sales capabilities domestically and internationally or to expand our manufacturing capability; we may be unable to comply with the extensive domestic and international governmental regulatory, pricing or reimbursement approval and review procedures to which the manufacture and sale of our products are subject, or lack the financial resources to bear the expense associated with such compliance; we may be unable to obtain and maintain adequate patent and other proprietary rights protection of our products and services; competition and technological change may make our products or potential products and technologies less attractive or obsolete; we may incur greater expenses than we expect with our clinical trials or they may take longer to complete than we expect; our promotional discounts, sales and marketing programs and strategies may not have their expected effect. These factors and others are discussed in more detail in Exhibit 99.1 “Factors Affecting Future Operating Results” to this Form 10-K, which is incorporated into this item by this reference.
Overview
      We create solutions that redefine the early detection and clinical management of cancer. Specifically, we develop, manufacture, market, and sell proprietary products for cancer detection, diagnosis, staging, and treatment selection. We are using our proprietary technologies and expertise to create an array of products designed to improve the clinical management of cancer. We have developed and marketed an integrated solution for cervical cancer screening and other products that deliver image management, data handling, and prognostic tools for cell diagnosis, cytopathology and histopathology. We have created new opportunities and applications for our proprietary technology by applying recent advances in genomics, biology, and informatics to our efforts to develop new molecular diagnostic products for malignant melanoma and cancers of the cervix, breast, ovary, and prostate.
      We are organized into two operating units: (1) Commercial Operations, through which we manage the market introduction, sales, service, manufacturing and ongoing development of our current products; and (2) TriPath Oncology, our wholly-owned subsidiary through which we manage the development and market introduction of molecular diagnostic products for cancer.
      Our Commercial Operations unit is a commercial engine organized to grow sales, drive margin and generate cash. TriPath Oncology is the development engine of a broad based gene discovery program created to develop new molecular products for the early detection and clinical management of cancer. Our revenues are primarily generated today through our Commercial Operations unit from the sale of our cervical cytology screening products, in particular, the SurePath liquid-based Pap test. Although the products that we are developing in TriPath Oncology did not materially impact revenues in 2004, we do expect to generate revenues from some of these reagents and instruments in 2005 and continue to believe that sales related to products developed by TriPath Oncology may significantly impact our growth in 2006 and beyond.
      2004 was the first profitable year in our history, with earnings per share of $0.02, reflecting a $9.1 million improvement in net income from 2003. We grew our revenues by 27%, primarily as a result of a 35% increase in revenues generated from the worldwide sales of SurePath reagents and disposables. Gross profit grew nearly 34% as we maintained a gross margin on incremental revenues in excess of 80%. Our commercial operations segment generated operating income in excess of $14.7 million, an $11.1 million increase from 2003. We reported our first three profitable quarters, our first two cash flow positive quarters and, given that we were cash flow positive for the entire second half of 2004, a nearly 83% reduction in our net decrease in cash and cash equivalents for the year as compared to 2003. All of these results were driven by our continued revenue growth and aggressive management of our manufacturing and operating expenses and are further reflected in the fact that we generated incremental operating income as a percent of incremental revenues of nearly 63%.
      As striking as these financial results may be, our most significant accomplishments in 2004 were more likely those that contributed to the development of pathways for growth in 2005 and beyond: 1) We finalized agreements with Quest Diagnostics and LabOne and began to penetrate the large commercial laboratory segment in the U.S., a market segment to which we had only limited access in the past; 2) We initiated expansion of our U.S. sales force late in the third quarter of 2004 to leverage the opportunity for growth that has been created by our growing relationships with the large commercial laboratories; 3) We continued to gain momentum outside the U.S. as revenues generated from international sales grew 32% and we signed new contracts in the U.K. and, more recently, in Canada among others; 4) We received FDA approval for expanded claims for our SurePath liquid based Pap test to include the use of the spatula and brush combination as an alternative to the cervical broom device and, in early 2005, for processing of precoated slides with the PrepStain Slide Processor; 5) We made several new submissions to the FDA, including a PMA supplement application for the FocalPoint GS Imaging System and a 510(k) filing for processing of the Ventana estrogen and progesterone receptor tests on our interactive histology imager; 6) We released Research Use Only (RUO) kits for microscopic slide based staging of cancer of the cervix and breast to independent investigators who will generate data from external research studies of these research kits; 7) We reported the results of in-house research studies of both our cervical and breast staging biomarkers, and; 8) We entered into a worldwide agreement with Ventana to sell and distribute a Ventana branded version of our interactive histology imager whose development was driven by our molecular diagnostic products development programs. While the impact of these accomplishments on revenues generated in 2004 was limited, except for international sales of our cytology products, we expect each will impact our results in the future and are contemplated in our forecasted revenues of $90.0 to $94.0 million in 2005 (see Outlook below).

Challenges
      Our primary challenges in 2005 relate to leveraging the pathways for growth that we created in 2004.
      We have made significant progress in penetrating the cervical cytology marketplace with our SurePath liquid-based Pap test over the past five years. We believe that there is additional ground to be gained despite the fact that we continue to face significant competitive pressure. Our growing relationship with the large commercial laboratory segment, as reflected in our new agreements with Quest and LabOne, presents a significant growth opportunity in 2005. Our success in 2005 will in large part depend on our ability to accelerate conversion of these and other large commercial laboratory customers. As we transition the focus of our sales and marketing efforts to our large commercial laboratory customers, however, we face the challenge of expanding our cervical cytology business in a heavily contested market segment while maintaining and growing our business within our traditional customer base. We will need to succeed at both if we are to achieve the revenues we have forecasted for 2005 (see Outlook below).
      As we complete the expansion of our domestic sales force that we initiated in the third quarter of 2004, we will face the challenge of ensuring the earliest possible return on this increased investment in sales and marketing by accelerating our growth in revenues generated from increased sales to our large commercial laboratories as well as to our traditional customer base. Typically, a sales representative achieves optimal sales productivity in approximately six months from date of hire. We, therefore, expect most of the impact of the expanded sales force to be reflected in the second half of 2005. However, the extent to which we can reduce the learning curve and accelerate integration of our expanded sales organization will impact on our results earlier in the year and make it more likely that we will achieve or exceed our revenue forecast for 2005 (see

Outlook below). The expanded sales organization also presents new challenges for our sales management, given our increased size and expanded geographic coverage.
      Given the accelerated traction we gained outside the U.S. in 2004, we expect that our sales outside the U.S. will contribute significantly to our growth in 2005. The primary challenges presented outside the U.S. include governmental decisions regarding licensing and reimbursement, and regional variations in practices and product acceptance. In addition, since we sell predominantly through regional distributors in all markets outside the U.S. except for Canada, we face the challenges associated with managing these independent sales distributors in most international markets and our success, to a large extent, is dictated by the performance of the regional distributor. In Canada, where we sell through our own sales force, our greatest challenge in 2005 relates to our ability to translate the success we have enjoyed to date in the province of Ontario to other population centers.
      Successful movement of product offerings through the FDA approval process is a continuing challenge that we face in 2005. Review of our PMAS Application for the FocalPoint GS Imaging System and a 510(k) notification for processing of the Ventana estrogen and progesterone receptor assays on our interactive histology imaging system are currently pending. In August 2004, we submitted new clinical data to the FDA in support of a supplemental filing to our Pre-Market Approval for the PrepStain System to include approval of testing of cervical cells collected using the SurePath Test Pack for high-risk human papilloma virus (HPV) DNA with the Digene hc2 High-Risk HPV DNA Testtm. In February 2005, we announced that we had withdrawn this submission. This action was taken after we, through discussions with the FDA, learned that additional clinical information and analyses would be required which had not been part of the original protocol accepted by the agency. The decision to withdraw is a procedural step and we are currently in discussions with the FDA about the additional data or information requirements. We intend to advance these discussions and evaluate the required additional data or information, with the goal of resubmission of the PMAS at the earliest possible date. We also expect to submit additional 510(k) notifications to process other Ventana assays on our interactive histology system throughout 2005. FDA approval of each of these products will significantly impact on our ability to achieve our revenues forecasted for 2005, although, there can be no assurance that we will obtain FDA marketing clearance for these product offerings. We also face the challenge of developing clinical trial protocols that are acceptable to the FDA for our slide based cervical screening and breast staging molecular diagnostic products. The length, size, complexity, cost, and potential outcome of these clinical trials will be driven by our ability to craft and execute a reasonable and well-designed clinical trial protocol. Successful development of these clinical trial protocols will impact on our ability to initiate these trials in the second half of 2005 as planned and will ultimately impact on revenues that we expect to generate from the sale of these products in 2006 and beyond.
      We face new challenges and risks in 2005 that primarily reflect the progress we have made in our molecular diagnostics development programs to date and the fact that some of these programs will now move into the next stages of development. Our approach to marker discovery, identification and prioritization is based on correlation with patient outcome and includes the evaluation of markers that have been previously identified by others as well as novel markers that have not been previously associated with our specific product indications. As a result, to ensure our freedom to utilize known markers and integrate them into our product candidates, we will in certain instances be required to license them from third parties. We are, concurrently, pursuing intellectual property protection for the novel markers that we have identified as well as the proprietary formulations that we are creating from the combination of either novel or known markers. There can be no assurance that we will be able to license markers on acceptable terms, if at all, or establish intellectual property protection for our novel markers and proprietary formulations or molecular imaging systems.
      We expect that domestic and international sales of some of our molecular reagents and molecular imaging systems will contribute to our revenues for 2005 (see Outlook below). As a result, we will face the challenge of introducing these as either RUO products or ASRs in the U.S. as well as the challenges associated with the international introduction of product not yet approved for use in the U.S. The success of our slide based cervical staging product, cervical screening product, breast staging product, and our molecular imaging systems will depend, to a large extent, on the outcome of our ongoing in-house studies, as well as, external research studies that are being generated by independent investigators. As we collect data from both internal and external research studies we face the challenge of building the clinical case for the value of these developing products, the challenge of positioning ourselves for clinical trials, the challenge of translating the results of these studies into market opportunity, the challenges of securing regulatory approval, and the challenge related to preparing the market for a broad introduction of these products in 2006 and beyond. We also face the challenges and risks associated with selection of the final marker panel for screening for ovarian cancer, for identifying a high-volume testing platform for blood-based screening assays, for continuing clinical studies related to our melanoma staging product, and for preparation of our facilities and operations for manufacture of the molecular diagnostic products that we are developing.
      Our sales and distribution agreement with Ventana is of both short and long term significance. In the short term, it is an opportunity to penetrate the Anatomic Pathology marketplace with our interactive imager and, as a result, to generate new revenue streams as the agreement provides for potential capital equipment and fee per use revenues beginning in 2005. In the long term, it is an opportunity to ensure placement of our molecular imaging system in advance of the commercial introduction of our slide-based breast staging product along with a battery of complementary assays from Ventana. The challenges that we will face as a result of this venture, include obtaining FDA clearances for Ventana assays processed on the product and, if necessary, additional FDA or other regulatory clearances or approvals with respect to the assays and imager, and the challenges associated with supporting Ventana in its market introduction of the product.
      As always, we face the ongoing challenges associated with balancing our existing cash reserves against the costs associated with effective research, development, marketing and selling programs.
Results of Operations

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
      We have recorded the value of the 800,000 currently exercisable warrants held by Quest as a deferred sales discount and are amortizing this amount as a reduction of revenue over the 60-month life of our contract with Quest, because those warrants were exercisable on the date the contract was executed in May 2004. Accordingly, we recorded a non-cash sales discount of $519,000 in 2004. We will continue to record a non-cash sales discount of $65,000 per month, attributable to these warrants, over the remainder of the 60-month life of our agreement with Quest. The deferred sales discount was calculated on the basis of the fair value of the warrants at the date of grant, using the Black-Scholes valuation model, consistent with the provisions of SFAS 123 and 148 (see Note 7 to the Condensed Consolidated Financial Statements) and was accounted for as an adjustment against revenue, in accordance with the FASB’s Emerging Issues Task Force Release 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”
      When and if it becomes apparent that any of the four tranches of currently unexercisable warrants held by Quest may vest upon the achievement of the applicable sales-based milestone, we will amortize the resulting deferred sales discounts over the related number of tests in the six-month period for which the warrants were earned. Since the deferred sales discount relating to these tranches of warrants will be amortized over only six months, if and when such warrants vest, the quarterly impact upon the future quarters in which they are recorded will be disproportionately large compared to the ongoing quarterly non-cash sales discount of $195,000 recorded in connection with the initial currently exercisable warrants.

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

	Year Ended December 31, 2004

		Reconciliation: Add
		Back Non-Cash Sales
	GAAP	Discount	Non-GAAP

	(In thousands, except per share data)
Revenues	$68,504	$519	$69,023
Gross profit	47,274	519	47,793
Net income	605	519	1,124
Earnings per share:
Basic	$0.02	$519 to revenues	$0.03
		used in calculation
Diluted	$0.02	$519 to revenues	$0.03
		used in calculation

Years ended December 31, 2004 and 2003
      The tables below summarize our segment results for the years ended December 31, 2004 and 2003. Comments made throughout this discussion related to our segments refer to the figures in these tables:

	Commercial Operations

			Change vs
	2004	2003	2003	% Change

	(In thousands)
Revenues	$67,862	$53,631	$14,231	26.5%
Cost of revenues	21,072	18,361	2,711	14.8%

Gross profit	46,790	35,270	11,520	32.7%
Operating expenses:
Research and development	2,005	2,319	(314)	(13.5)%
Regulatory	3,263	4,763	(1,500)	(31.5)%
Sales and marketing	18,126	17,318	808	4.7%
General and administrative	8,652	7,264	1,388	19.1%

	32,046	31,664	382	1.2%

Operating income/(loss)	$14,744	$3,606	$11,138	308.9%

	TriPath Oncology

			Change vs
	2004	2003	2003	% Change

	(In thousands)
Revenues	$642	$133	$509	382.7%
Cost of revenues	158	16	142	887.5%

Gross profit	484	117	367	313.7%
Operating expenses:
Research and development	9,275	6,542	2,733	41.8%
Regulatory	619	671	(52)	(7.7)%
Sales and marketing	514	1,006	(492)	(48.9)%
General and administrative	4,486	4,423	63	1.4%

	14,894	12,642	2,252	17.8%

Operating income/(loss)	$(14,410)	$(12,525)	$(1,885)	15.0%

Revenues
      Total Revenues. Total revenues for the year ended December 31, 2004 were $68.5 million, a 27.4% increase from revenues of $53.8 million for 2003. Compared with 2003, this net increase in total revenues was primarily due to (i) an increase in reagent sales of $13.7 million, or 35.0%, (ii) a net decrease in instrument sales of $499,000, or 6.6%, (iii) a net increase of $1.1 million in other revenues, which consisted primarily of fee-per-use sales, service on system placements, and freight and (iv) an increase in revenues recorded at TriPath Oncology of $509,000.
      Commercial Operations Revenues. Revenues for the year ended December 31, 2004 from the Commercial Operations segment were $67.9 million, a 26.5% increase from revenues of $53.6 million for 2003. In 2004, reagent sales increased $13.7 million worldwide compared with 2003. Domestic sales of our SurePath and PrepStain reagents increased $10.1 million, or 33.3%, while international sales increased $3.6 million, or 41.3%. As a percentage of total revenues, reagent and disposable sales increased from 72.6% in 2003 to 76.9% in 2004. Worldwide we acquired in excess of 80 new SurePath laboratory customers, 37 in the U.S. Net realized revenue per test in 2004 decreased domestically 5% from 2003. This resulted from a decline in average price per test that was predominantly attributable to a shift in our revenue mix as a significantly larger percentage of revenues resulted from sales to the large commercial laboratory segment in the U.S. The large commercial laboratory segment accounted for 24.1% of all SurePath cervical cytology test kits sold in the U.S. in 2004 as compared to 16.1% in 2003. The increase in business from large commercial laboratory customers is a result of our growing relationships with Quest, LabCorp, AmeriPath and LabOne and increasing focus of our sales and marketing efforts on the large commercial laboratory segment. As we shifted our focus to the large commercial laboratory segment, we did experience a deceleration in the rate of growth of our traditional and more fully penetrated customer base. Our SurePath Test Pack share of the domestic Pap smear testing market in the U.S. was approximately 15% at the end of 2004 versus approximately 12% at the end of 2003.
      Sales of instruments decreased $499,000, or 6.6%, during 2004 compared to 2003. Worldwide sales of PrepStain instruments for preparation of thin-layer slides for the SurePath liquid-based Pap test decreased by approximately $1.1 million, or 32.0%, during 2004, including a domestic decrease of $281,000, or 32.8%. Revenues related to the sale of PrepStain instruments decreased $824,000, or 31.8%, internationally compared with 2003. This decrease occurred most notably in England as a significant number of instruments were acquired in 2003 by our distributor in anticipation of the UK’s adoption of liquid-based Pap methodology. We placed 76 PrepStain instruments in the U.S., 66 under reagent rental agreements, and 46 outside the U.S., 2 under reagent rental agreements, during 2004. This compares with 103 PrepStain units placed in the U.S., 87 under reagent rental agreements, and 64 units placed outside the U.S., 2 under reagent rental agreements, in 2003. Worldwide sales of FocalPoint systems increased approximately $507,000 during 2004. In the U.S., revenues generated from the sale of FocalPoint systems decreased $917,000 while revenues generated from fee-per-use agreements increased $295,000 (revenues generated from fee-per-use agreements are considered Other Revenue). The 2003 FocalPoint system revenues included non-recurring revenues from a large sale of instruments to Kaiser Permanente. Revenues generated from the sale and rental of FocalPoint systems outside the U.S. increased $1.4 million, primarily due to increased sales in Europe. In 2004 we placed 11 units net of returns in the U.S., 5 under fee-per-use agreements net of returns, and sold 10 units outside the U.S. This compares with 17 units in the U.S., 11 under fee-per-use agreements, and 4 units sold outside the U.S., in 2003. In 2003, 27 units were returned in total, of which 25 were from U.S. customers, as part of our ongoing efforts to rationalize the use of systems originally placed for screening of conventional Pap smears. Revenues recorded for SlideWizard system sales increased $99,000 between 2004 and 2003. We placed 13 SlideWizard units in 2004 compared with 8 in 2003.
      Other revenues, consisting primarily of fee-per-use sales, service on system placements, and freight increased approximately $1.1 million during 2004. FocalPoint fee-per-use revenues increased $296,000 in 2004 compared to 2003, while service revenues worldwide increased $811,000 over 2003. Freight revenues also increased $203,000 from 2003 to 2004. Other net decreases were $251,000.
      TriPath Oncology Revenues. Revenues recorded at TriPath Oncology increased $509,000 from $133,000 in 2003 to $642,000 in 2004, an increase of 382.7%. This increase is largely attributable to $500,000 of non-recurring revenues recorded in 2004 and resulted primarily from an imaging related fee resulting from the sale of an imaging research system. Although the sale of products that we are developing in TriPath Oncology did not materially impact revenues in 2004, we do expect to generate revenues from the sale of some of these reagents and instruments in 2005 and continue to expect that sales related to products developed by TriPath Oncology may significantly impact our growth in 2006.
Gross Margin
      Total Gross Margin. Gross margin improved from 65.8% in 2003 to 69.0% in 2004. Our Commercial Operations segment is primarily responsible for the increase in gross margin because of continued growth in higher margin reagent and disposable sales and lean-based efficiencies in our manufacturing operations, which includes tools such as Value Stream Mapping, One-Piece Flow, Kanban Materials Management and Kaizen implementation methodology. Additionally, TriPath Oncology recorded increased gross margin due to a non-recurring imaging related fee.
      Commercial Operations Gross Margin. Gross margin in our Commercial Operations segment improved from 65.8% in 2003 to 68.9% in 2004. Gross margin increased as the result of continued growth in higher margin reagent and disposable sales and lean-based efficiencies in our manufacturing operations, as mentioned above.
      TriPath Oncology Gross Margin. Gross margin in our TriPath Oncology segment was 88.0% in 2003 compared with 75.4% in 2004. The gross margin recorded in our TriPath Oncology segment in 2003 had minimal impact on the overall gross margin due to the relatively small amount of gross profit contribution. The gross margin recorded in 2004 was primarily attributable to non-recurring revenues and resulted primarily from an imaging related fee resulting from the sale of an imaging research system.
Research and Development
      Total Research and Development. Research and development expenses include salaries and benefits of scientific and engineering personnel, testing equipment, relevant consulting and professional services, components for prototypes and certain facility costs. Consolidated research and development expenses for 2004 were $11.3 million, a 27.3% increase from $8.9 million in 2003. We believe that our research and development expenses will continue to increase, primarily in our TriPath Oncology segment as we continue to develop and commercialize molecular diagnostic products.
      Commercial Operations Research and Development. Our Commercial Operations segment incurred research and development expenses of $2.3 million and $2.0 million in 2003 and 2004, respectively, a decrease of 13.5%. Research and development expenditures relating to our Commercial Operations segment reflect research activity related to our cervical cytology product line and the development of manufacturing capabilities for new molecular tests that we are developing. As manufacturing operations are managed through our Commercial Operations segment, cost related to the manufacture of our new molecular tests will be assigned to our Commercial Operations segment. The reduction in Commercial Operations research and development costs was primarily attributable to reduced personnel expenses.
      TriPath Oncology Research and Development. Our TriPath Oncology segment incurred research and development expenses of $6.6 million and $9.3 million for 2003 and 2004, respectively, an increase of 41.8%. These expenditures, reflect the redirection of imaging research and development activities to the development of instrument platforms for our molecular diagnostic programs and the incremental expenses related to the development of our molecular diagnostic markers, reagents and assays. The increase in expenses incurred in 2004 versus 2003 largely reflects the loss of the amortization of a deferred credit that we had been recording as an offset to research and development expense over the 30 months ended January 2004, when this credit expired. Whereas 2003 contained a credit of nearly $2.5 million offset against research and development expenses, 2004 reflected only $207,000 of this expense credit, resulting in an increase to expenses of $2.3 million related to this item. The balance of the net increase in these expenses was related to the acceleration of efforts on our existing molecular diagnostic programs.
Regulatory
      Total Regulatory. Regulatory expenses include salaries and benefits of regulatory and quality personnel, costs related to clinical studies and submissions to the FDA, and relevant consulting services. Regulatory expenses for the year ended December 31, 2004 were $3.9 million, representing a 28.6% decrease from approximately $5.4 million in 2003.
      Commercial Operations Regulatory. Regulatory expenses were $3.3 million in the Commercial Operations segment in 2004, compared with $4.8 million in 2003, a decrease of $1.5 million, or 31.5%. This reduction in regulatory expense primarily reflected the winding down of clinical trials, in particular, the FocalPoint GS and HPV related clinical trials that were initiated in 2003. In addition, costs were higher in 2003 as the result of activities related to the European IVDD compliance initiatives.
      TriPath Oncology Regulatory. There were $619,000 of regulatory expenses incurred by the TriPath Oncology segment in 2004 versus $671,000 in 2003. While we experienced this modest decrease, as efforts to complete several clinical trials in our Commercial Operations segment were a primary focus, we expect regulatory expenses will likely be higher in 2005 than in 2004 as we increase efforts surrounding our cervical assay, and other, clinical trials.
Sales and Marketing
      Total Sales and Marketing. Sales and marketing expenses include salaries and benefits of sales, marketing, sales support and service personnel, and their related expenses, as well as non-personnel-related expenses related to marketing our products. Sales and marketing expenses for 2004 were $18.6 million. This represented a 1.7% increase from $18.3 million in 2003.
      Commercial Operations Sales and Marketing. Sales and marketing expenses for 2004 incurred by the Commercial Operations segment were $18.1 million. This represented a 4.7% increase from $17.3 million in 2003. This year-over-year increase predominantly reflects the beginning of our sales force expansion in the third quarter of 2004 and to the reintroduction of a number of targeted marketing programs during late 2003 and the first half of 2004.
      TriPath Oncology Sales and Marketing. Sales and marketing expenses for 2004 incurred by the TriPath Oncology segment were $514,000. This represented a 48.9% decrease from $1.0 million in 2003 and was largely attributable to a redirection of efforts aimed to support the early stage reorganization and expansion of our sales and marketing activities targeted primarily towards our pursuit of additional business under our agreements with large commercial laboratories, as well as in anticipation of the potential launch of our future molecular diagnostic products.
General and Administrative
      Total General and Administrative. General and administrative expenses include salaries and benefits for administrative personnel, legal and other professional fees and certain facility costs. General and administrative expenses were $13.1 million in 2004 compared with $11.7 million in 2003. This reflects a net increase of approximately $1.4 million, or 12.4%, between 2003 and 2004 and is largely attributable to increases in costs related to professional fees, principally litigation and costs incurred to comply with the requirements of Section 404 and 302 of the Sarbanes-Oxley Act of 2002 (which relate to internal controls over financial reporting and certification of disclosure), corporate insurance, and consulting fees. These increases were offset somewhat by lower personnel-related expenses, including lower incentive compensation expenses, and a lower provision for doubtful accounts. Professional fees increased by approximately $1.9 million between 2003 and 2004, largely attributable to litigation costs. We recorded increases in corporate insurance costs between 2004 and 2003 of approximately $154,000, while consulting costs related to Board of Director fees increased approximately $126,000. In total, these expenses increased by about $2.2 million. Personnel-related costs decreased in 2004 by approximately $600,000. Additionally, we experienced a decrease in our provision for doubtful accounts of approximately $180,000 from 2003 to 2004. Other net increases and decreases were individually, and collectively, insignificant.
      Commercial Operations General and Administrative. General and administrative expenses incurred by the Commercial Operations segment increased $1.4 million, or 19.1% between 2003 and 2004, from $7.3 million to $8.7 million. This increase is largely attributable to increases in costs related to professional fees, principally litigation and costs incurred to comply with the requirements of Section 404 and 302 of the Sarbanes-Oxley Act of 2002, corporate insurance, and consulting fees as discussed above. Also, as discussed above, these increases were offset somewhat by lower personnel-related expenses and a lower provision for doubtful accounts.
      TriPath Oncology General and Administrative. General and administrative expenses incurred by the TriPath Oncology segment increased $63,000, or 1.4% between 2003 and 2004, from $4.4 million to $4.5 million. This increase largely reflected increases in professional fees and costs incurred to comply with requirements of Section 404 and 302 of the Sarbanes-Oxley Act of 2002 and insurance costs offset by decreases in personnel-related incentive expenses.
Operating Income/(Loss)
      Total Operating Income/(Loss). Operating income from operations during 2004 was $334,000, a $9.3 million improvement compared with an operating loss of $8.9 million in 2003. The improvement in operating income largely reflects incremental gross profit on new sales of reagents. Total increases in gross profit contributed $11.9 million to the net improvement in operating income in 2004, compared with 2003. The increase in gross profit was partially offset by an increase in operating expenses of $2.6 million or 5.9%, as described above.
      Commercial Operations Operating Income/(Loss). Operating income during 2004 attributable to Commercial Operations was $14.7 million, an $11.1 million, or 308.9%, improvement from operating income of $3.6 million in 2003. The improvement in operating income largely reflects incremental gross profit on new sales of reagents. Total increases in gross profit contributed $11.5 million to the net improvement in operating income in 2004, compared with 2003. The increase in gross profit was partially offset by an increase in operating expenses of $382,000, or 1.2%, as described above.
      TriPath Oncology Operating Income/(Loss). Net operating loss during 2004 attributable to TriPath Oncology was $14.4 million, a $1.9 million, or 15.0%, larger operating loss compared with $12.5 million in 2003. The larger net operating loss reflects increased operating expenses of $2.3 million, or 17.8%, as described above, offset in part by modest gross profit, attributable mainly to a non-recurring imaging-related fee of $367,000.

Interest Income and Expense
      Total Interest Income and Expense. Interest income for 2004 was $289,000, a 30.0% decrease from the $413,000 earned during 2003, primarily attributable to lower average cash and cash equivalents balances in 2004. The lower average cash and cash equivalent balances reflected our net decrease in cash and cash equivalents balances averaged approximately $167,000 per month during 2004, though we did generate positive cash flow during both the third and fourth quarters of 2004 for the first time in our history. Interest expense for 2004 was $18,000 compared to $32,000 during 2003. This decrease is due to reduced balances outstanding resulting from principal repayments under our debt facilities.
Net Income/(Loss)
      Total Net Income/(Loss). We recorded net income in 2004 of $605,000, which compares with a net loss of $8.5 million in 2003, and improvement of $9.1 million, or 107.1%. Although we recorded net income in 2004, we had consolidated federal income tax losses in all periods presented.

Years ended December 31, 2003 and 2002
      The table below summarizes our segment results for the years ended December 31, 2003 and 2002. Comments made throughout this discussion related to our segments refer to the figures in these tables:

	Commercial Operations

			Change vs
	2003	2002	2002	% Change

	(In thousands)
Revenues	$53,631	$37,485	$16,146	43.1%
Cost of revenues	18,361	14,922	3,439	23.0%

Gross profit	35,270	22,563	12,707	56.3%
Operating expenses:
Research and development	2,319	1,764	555	31.5%
Regulatory	4,763	2,206	2,557	115.9%
Sales and marketing	17,318	18,864	(1,546)	(8.2)%
General and administrative	7,264	6,245	1,019	16.3%

	31,664	29,079	2,585	8.9%

Operating income (loss)	$3,606	$(6,516)	$10,122	NM

NM-Not meaningful

	TriPath Oncology

			Change vs
	2003	2002	2002	% Change

	(In thousands)
Revenues	$133	$—	$133
Cost of revenues	16	—	16

Gross profit	117	—	117
Operating expenses:
Research and development	6,542	5,770	772	13.4%
Regulatory	671	519	152	29.3%
Sales and marketing	1,006	986	20	2.0%
General and administrative	4,423	4,691	(268)	(5.7)%

	12,642	11,966	676	5.6%

Operating income (loss)	$(12,525)	$(11,966)	$(559)	4.7%

Revenues
      Total Revenues. Total revenues for the year ended December 31, 2003 were $53.8 million, a 43.4% increase from revenues of $37.5 million for 2002. Compared with 2002, this net increase in total revenues was primarily due to (i) an increase in reagent sales of $14.3 million, or 57.8%, (ii) a net increase in instrument sales of $1.0 million, or 15.9% and (iii) a net increase of $963,000 in other revenues, which consisted primarily of fee-per-use sales, service on system placements, sales of non-instrument related SlideWizard products, revenues at TriPath Oncology and various international consumable products, and freight.
      Commercial Operations Revenues. Revenues for the year ended December 31, 2003 from the Commercial Operations segment were $53.6 million, a 43.1% increase from revenues of $37.5 million for 2002. In 2003, reagent sales increased $14.3 million worldwide compared with 2002. Domestic sales of our SurePath and PrepStain reagents increased $12.5 million, or 70.0%, while international sales increased $1.8 million, or 25.7%. As a percentage of total revenues, reagent and disposable sales increased from 66.0% in 2002 to 72.6% in 2003. Net realized revenue per test in 2003 increased 11% from 2002, and we acquired in excess of 80 new SurePath consumable domestic customers during the year.
      Sales of instruments increased $1.0 million, or 15.9%, during 2003 compared to 2002. Worldwide sales of PrepStain instruments for preparation of thin-layer slides for the SurePath liquid based Pap test increased by approximately $1.9 million, or 117.0%, during 2003, including a domestic increase of $295,000, or 52.6%. Revenues related to PrepStain instruments increased $1.6 million, or 152.1%, internationally compared with 2002. This increase was seen most notably in England, but also in Europe and Asia as our distributors ordered more instruments to meet developing demand. We placed 103 PrepStain instruments domestically and 64 internationally during 2003. This compares with 76 domestic PrepStain units and 39 international units in 2002. Worldwide sales of FocalPoint systems, net of a partially offsetting increase of $284,000 in revenue from systems placed under rental agreements, decreased approximately $322,000 during 2003. Domestically, FocalPoint system revenues increased $626,000, primarily due to the sale of instruments to Kaiser Permanente earlier in 2003, while internationally these revenues decreased $1.2 million, primarily due to decreased sales in Asia. In 2003 we placed 17 domestic units and 4 international units. This compares with 11 domestic units in 2002 and 16 international units in 2002. Revenues recorded for SlideWizard system sales decreased $505,000 between 2003 and 2002. We placed 8 SlideWizard units in 2003 compared with 19 in 2002.
      Other revenues, consisting primarily of fee-per-use sales, service on system placements, sales of non-instrument related SlideWizard products, various international consumable products and freight increased approximately $830,000 during 2003, mostly attributable to FocalPoint fee-per-use revenue, service and freight. FocalPoint fee-per-use revenues increased $218,000 in 2003 compared to 2002, while service revenues worldwide increased $403,000 over 2002. Freight and royalty revenues also increased $222,000 from 2002 to 2003. We saw a slight decline in sales of non-instrument related SlideWizard revenues of $126,000. Other net increases were $113,000.
      TriPath Oncology Revenues. Revenues recorded at TriPath Oncology increased $133,000 from 2002 to 2003. The revenues recorded in 2003 were all attributable to services sold.
Gross Margin
      Total Gross Margin. Gross margin improved significantly from 60.2% in 2002 to 65.8% in 2003. Gross margin increased as the result of continued growth in higher margin reagent and disposable sales, higher product prices to new accounts, the gradual phase out of third-party leasing arrangements which have lower margins, and the introduction of lean-based efficiencies in our manufacturing operations, which includes tools such as Value Stream Mapping, One-Piece Flow, Kanban Materials Management and Kaizen implementation methodology. The total gross margin was almost entirely attributable to Commercial Operations in 2003 and totally attributable to Commercial Operations in 2002. The gross margin recorded in our TriPath Oncology segment in 2003 was 88.0% but had minimal impact on the overall gross margin due to the relatively small amount of gross profit contribution. There was no gross profit recorded in TriPath Oncology in 2002.

Research and Development
      Total Research and Development. Research and development expenses include salaries and benefits of scientific and engineering personnel, testing equipment, relevant consulting and professional services, components for prototypes and certain facility costs. Consolidated research and development expenses for 2003 were $8.9 million, a 17.6% increase from $7.5 million in 2002.
      Commercial Operations Research and Development. Our Commercial Operations segment incurred research and development expenses of $1.7 million and $2.3 million in 2002 and 2003, respectively, an increase of 31.5%. These expenditures reflect research activity related to the cervical cytology line (then known as the i3 Series products line) and development of manufacturing facilities for new molecular tests that we are developing.
      TriPath Oncology Research and Development. Our TriPath Oncology segment incurred research and development expenses of $5.8 million and $6.6 million for 2002 and 2003, respectively, an increase of 13.4%. These expenditures, reflect the redirection of all imaging research and development activities to the development of instrument platforms for our molecular diagnostic programs and the incremental expenses related to the development of our molecular diagnostic markers, reagents and assays. The increase reflects the ramp up of activity as marker selection and assay development activities continued for selected cancer targets. The research and development expenses related to TriPath Oncology for 2003 and 2002 include $2.5 million per year of amortization, against expense, of a deferred research and development credit arising out of the accounting from our collaboration with BD. We accounted for this transaction in accordance with Statement of Financial Accounting Standard No. 68, “Research and Development Arrangements”. We began amortizing the credit in August 2001 and continued the amortization at $207,000 per month against research and development expenses through January 2004.
Regulatory
      Total Regulatory. Regulatory expenses include salaries and benefits of regulatory and quality personnel, costs related to clinical studies and submissions to the FDA and foreign counterparts, and relevant consulting services. Regulatory expenses for the year ended December 31, 2003 were $5.4 million, representing a 99.4% increase from approximately $2.7 million in 2002.
      Commercial Operations Regulatory. Regulatory expenses were $4.7 million in the Commercial Operations segment in 2003, compared with $2.2 million in 2002. This change was primarily attributable to the activities surrounding several clinical trials, particularly the FocalPoint GS and Alternative Collection Device (ACD) trials, and to efforts surrounding compliance with the European IVDD.
      TriPath Oncology Regulatory. There were $671,000 of regulatory expenses incurred by the TriPath Oncology segment in 2003 versus $519,000 in 2002. This was primarily attributable to the building of a regulatory function to facilitate the initiation of the process of seeking regulatory approval and clearance of our cervical and breast staging assays being developed by TriPath Oncology and the imaging platform to which these assays may be linked.
Sales and Marketing
      Total Sales and Marketing. Sales and marketing expenses include salaries and benefits of sales, marketing, sales support and service personnel, and their related expenses, as well as non-personnel-related expenses related to marketing our products. Sales and marketing expenses for the year ended December 31, 2003 were $18.3 million. This represented a 7.7% decrease overall from $19.9 million in 2002.
      Commercial Operations Sales and Marketing. Sales and marketing expenses for the year ended December 31, 2003 incurred by the Commercial Operations segment were $17.3 million. This represented an 8.2% decrease overall from $18.9 million in 2002. This year-over-year decrease predominantly reflects savings that resulted from our termination of our agreement with Nelson Professional Sales in mid-2002 after which we employed the majority of the physician sales representatives engaged under that arrangement. We experienced some attrition of the sales force throughout the latter half of 2002 and the early part of 2003, further adding to the overall decrease. By the fourth quarter of 2003, however, we had fully staffed the sales force. Additionally, we reorganized the sales force into six divisions, as opposed to three, to better divide the country into manageable territories enabling us to better control travel costs.
      TriPath Oncology Sales and Marketing. Sales and marketing expenses for the year ended December 31, 2003 incurred by the TriPath Oncology segment were $1.0 million. This represented a modest 2.0% increase from $986,000 in 2002.
General and Administrative
      Total General and Administrative. General and administrative expenses include salaries and benefits for administrative personnel, legal and other professional fees and certain facility costs. General and administrative expenses were $11.7 million in 2003 compared with $10.9 million in 2002. This reflects a net increase of approximately $751,000, or 6.9%, between 2002 and 2003 and is largely attributable to increases in costs related to corporate insurance, personnel-related expenses, and depreciation of assets acquired in 2002 that were partially offset by reductions in costs related to our provision for doubtful accounts and a contingent liability. We recorded increases in corporate insurance costs between 2003 and 2002 of approximately $613,000. Personnel-related costs increased in 2003 principally due to increases in incentive compensation of approximately $306,000, severance of $202,000 and additional costs related to new hires. In total, these expenses increased by about $1.2 million. Additionally, general and administrative expenses were further increased by $374,000 due to depreciation on assets acquired in 2002. There were other net increases of $81,000. These increases were partially offset by a decrease in our provision for doubtful accounts of approximately $870,000 from 2002 to 2003 and a decrease in expense of $585,000 attributable to amounts recorded under a contingent liability in 2002 which was settled in January 2003.
      Commercial Operations General and Administrative. General and administrative expenses incurred by the Commercial Operations segment increased $1.1 million, or 16.3% between 2002 and 2003, from $6.2 million to $7.3 million. This increase largely reflected increases in costs related to corporate insurance, personnel-related expenses, professional fees and depreciation of assets acquired in 2002 that were partially offset by reductions in costs related to our provision for doubtful accounts and a contingent liability. We recorded increases in corporate insurance costs between 2003 and 2002 of approximately $306,000. Personnel-related costs increased in 2003 principally due to increases in incentive compensation, severance and additional costs related to new hires. In total, these expenses increased by about $1.0 million. Additionally, general and administrative expenses were further increased by $501,000 due to professional fees and $374,000 due to depreciation on assets acquired in 2002. There were other net increases of $295,000. These increases were partially offset by a decrease in our provision for doubtful accounts of approximately $870,000 from 2002 to 2003 and a decrease in expense of $585,000 attributable to amounts recorded under a contingent liability in 2002, which was settled in January 2003.
      TriPath Oncology General and Administrative. General and administrative expenses incurred by the TriPath Oncology segment decreased $268,000, or 5.7% between 2002 and 2003, from $4.7 million to $4.4 million. This decrease largely, reflected decreases in professional fees and facility costs offset by increases in personnel-related expenses and insurance costs. Professional fees decreased by $475,000 and facility costs by $209,000 between 2002 and 2003. These decreases were offset in part by increases in personnel-related costs of $110,000 and corporate insurance costs of $306,000.
Operating Income/(Loss)
      Total Operating Income/(Loss). Operating loss during 2003 was $8.9 million, a 51.7% improvement from $18.5 million in 2002. The improvement in operating loss largely reflects incremental gross profit on new sales of reagents. Total increases in gross profit contributed $12.8 million to the net improvement in operating loss in 2003, compared with 2002. The increase in gross profit was partially offset by an increase in operating expenses of $3.3 million or 7.9%, as described above.
      Commercial Operations Operating Income/(Loss). Net income from operations during 2003 attributable to Commercial Operations was $3.6 million, a 155.3% improvement from a loss of $6.5 million in 2002.

The improvement in operating income largely reflects incremental gross profit on new sales of reagents. Total increases in gross profit contributed $12.7 million to the net improvement in operating income in 2003, compared with 2002. The increase in gross margin was partially offset by an increase in operating expenses of $2.6 million, or 8.9%, as described above.
      TriPath Oncology Operating Income/(Loss). Operating loss during 2003 attributable to TriPath Oncology was $12.5 million, a 4.7% decline from $12.0 million in 2002. The increased operating loss largely reflects increased operating expenses of $676,000, or 5.6%, as described above, offset in part by modest gross profit attributable to sales of services of $117,000.
Interest Income and Expense
      Interest Income and Expense. Interest income for 2003 was $413,000, a 57.4% decrease from the $969,000 earned during 2002, primarily attributable to lower average cash balances in 2003 and to the continued depressed interest rate environment during 2003. The lower average cash, cash equivalent, and short-term investment balances reflected our net cash used during 2003 which averaged approximately $968,000 monthly, though our use of cash rate during the fourth quarter of 2003 averaged $511,000 per month. Interest expense for 2003 was $32,000 compared to $551,000 during 2002. This decrease is due to reduced balances outstanding resulting from principal repayments under our debt facilities.
Liquidity and Capital Resources
      Since our formation and until 2004, our expenses have significantly exceeded our revenues, resulting in an accumulated deficit of $232.4 million as of December 31, 2004. We have funded our operations primarily through the private placement and public sale of equity securities, debt facilities and product sales resulting in cumulative net proceeds of $285.1 million as of December 31, 2004. We had cash and cash equivalents of approximately $18.9 million at December 31, 2004.
      We funded our operations in 2004 from cash and cash equivalents on hand and revenues from both our Commercial Operations and TriPath Oncology segments.
      The table below summarizes certain key components of our cash flow and working capital for 2004, 2003 and 2002, as well as changes between 2004 and 2003 and changes between 2003 and 2002. Comments made throughout this discussion refer to the figures in this table.

				2004 vs. 2003		2003 vs. 2002

	2004	2003	2002	$ Change	% Change	$ Change	% Change

	(In thousands)
Cash Flow Type
Operating	$(1,900)	$(12,534)	$(18,127)	$10,634	84.8%	$5,593	30.9%
Investing	(1,541)	50	253	(1,591)	NM	(203)	(80.2)%
Financing	1,186	843	(3,050)	343	40.7%	3,893	NM
Cash and cash equivalents	$18,949	$20,954	$32,571	$(2,005)	(9.6)%	$(11,617)	(35.7)%

NM — not meaningful
Operating
      Cash used in our operations was $1.9 million in 2004, $12.5 million during 2003 and $18.1 million during 2002. Negative operating cash flow during 2004 was caused in large part by investments in customer use asset placements of $3.7 million, included in inventory changes, and reductions in accounts payable and accrued expenses of $4.5 million. These uses of cash were partially offset by non-cash items, primarily depreciation of $4.1 million, amortization of intangible assets of $841,000 and amortization of non-cash sales discount of $519,000. Additionally, we generated net income of $605,000 in 2004. Negative operating cash flow during 2003 was caused primarily by operating losses of $8.5 million and the settlement of a contingent liability of $2.4 million, and in 2002 primarily by operating losses of $18.1 million. The net improvement in cash used in operations between 2004 and 2003 was $10.6 million and was largely attributable to improved earnings (reduced net loss) of $9.1 million from 2003 to 2004. This improvement in earnings was augmented by a further $1.5 million, comprising an increase in non-cash items of $3.3 million, offset by an increase of $1.8 million in the use of cash in operating assets and liabilities between 2003 and 2004. The increase in non-cash items of $3.3 million was primarily due to an increase in depreciation of $558,000, amortization of non-cash sales discount of $519,000, and a decrease in the amortization of deferred research and development credits of $2.3 million. The primary factors affecting the increase in the use of cash in operating assets and liabilities between 2003 and 2004 were decreases in accounts payable and accrued expenses of $8.4 million, primarily attributable to decreased incentive compensation and clinical trial accruals, offset by funding from accounts receivable of $4.4 million, as we held receivables essentially flat in 2004 in spite of increasing revenues, and $2.4 million attributable to the payment of an amount in settlement of a contingent liability in 2003.
      The net improvement in cash used in operations between 2003 and 2002 was $5.6 million and was largely attributable to improved earnings (reduced net loss) of $9.5 million in 2003. This improvement in earnings was partially offset by a reduction in non-cash items of $563,000 and an increase of $3.3 million in the use of cash in operating assets and liabilities between 2002 and 2003. The reduction in non-cash items of $563,000 was primarily attributable to a reduction in non-cash debt issuance costs of $225,000 and other non-cash items of $885,000, partially offset by an increase in depreciation of $495,000. The primary factors affecting the net increase in the use of cash in operating assets and liabilities between 2002 and 2003 were increases in accounts receivable of $4.4 million attributable primarily to increased revenues, increases in other assets of $1.1 million attributable to prepaid items, and $2.4 million attributable to the payment of an amount in settlement of a contingent liability. Offsetting these negative operating cash flow elements were increases in accounts payable and accrued expenses of $4.7 million, primarily attributable to increased incentive compensation and clinical trial accruals.
      We recorded $3,000 of additional bad debt expense in 2004, compared with $180,000 and $1.1 million in 2003 and 2002, respectively. We experienced another strong year of collections of receivables during 2004. During 2004, cash collected on receivables was $68.8 million compared with $51.3 million in 2003 and $37.9 million in 2002. We continue to collect amounts on some of our older international accounts and continue to routinely monitor them. We believe that our accounts receivable reserve is adequate to cover any losses that may be realized. In both 2002 and 2001, we built our allowance for doubtful accounts in consideration of collectibility concerns related to certain international and domestic receivables. During 2003, in light of the strong collections of receivables we experienced, and in light of the overall adequacy of the allowance for doubtful accounts recorded in our records, we decreased the amount of bad debt expense recorded. In 2004 we recorded $3,000 of additional bad debt expense based on our assessment of the overall adequacy of the allowance for doubtful accounts and notes receivable we had recorded on our balance sheet. Further, our revenue mix has continued its shift throughout 2004 toward a higher concentration of higher-margin consumable sales and away from a historic, significant dependence on more sporadic sales of instrumentation. This has contributed to the improvement in our cash collections and days of sales outstanding we experienced throughout 2003 and 2004. This not only has contributed to improved gross margins on our sales of our products, but it has further shortened the length of time our customers take to pay their invoices. While revenues increased 27.4% between 2003 and 2004, net inventories decreased 1.6% from 2003 to 2004. This is in large part due to lean-based efficiencies in our manufacturing operations. We have, and will continue to actively manage inventories and exploit lean-based efficiency initiatives in our manufacturing processes. During 2003 and 2004 we increased reserves for certain slower-moving raw material inventories and believe that our reserves are adequate to cover any potential losses that might arise.
Investing
      Cash used in investing activities in 2004 was $1.5 million compared with cash provided by investing activities of $50,000 in 2003 and $253,000 in 2002. Our capital expenditures were $1.2 million in 2004, $146,000 in 2003, and $2.3 million in 2002, with expenditures primarily attributable to the purchase of machinery and equipment. We have no material commitments for future capital expenditures, though we anticipate higher capital expenditures in 2005 as we expand and upgrade our manufacturing capabilities. In 2004, we acquired rights to certain intellectual property in connection with our work at TriPath Oncology for an initial payment of $319,000. In 2002, short-term investment maturities, which were purchased in 2001, provided cash of $2.5 million.
Financing
      Cash provided by financing activities was $1.2 million in 2004 and $843,000 in 2003. The primary reason for the $343,000 net improvement in cash provided by financing activities between 2003 and 2004 was $990,000 of lower debt and lease payments as we paid off our term debt in early 2003. Partially offsetting this improvement were less proceeds from debt of $268,000, as we did not finance insurance premiums as heavily in 2004 as in 2003 and less funds were received from the exercise of stock options and purchases made by employees under our employee stock purchase plan, by $379,000 in 2004 versus 2003.
      Comparing 2003 to 2002, net cash from financing activities improved by $3.9 million, with cash provided by financing activities of $843,000 in 2003 compared with cash used in financing activities in 2002 of $3.1 million. Cash received from the exercise of stock options and purchases made by employees under our employee stock purchase plan in 2003 exceeded that from 2002 by $1.4 million. Additionally, payments on debt decreased by $1.9 million between the years as we paid off our term debt early 2003. Proceeds from debt amounted to $633,000 in 2003, attributable to financing insurance premiums, with none in 2002.
      During 2003, the continued depressed interest rates in the U.S. impacted amounts earned on our invested funds. This had been contrary to the fixed-rate nature of our borrowings and other term debt, though our most expensive term debt was retired during 2003. During 2004 the Federal Reserve began a policy of increasing its Federal funds interest rates from 46-year lows of 1.0%. By December 31, 2004, the Federal Reserve had increased this key interest rate to 2.0% with additional increases in early 2005, to 2.75% in March 2005. While this increasing interest rate environment, if it continues, will positively impact earnings on our invested cash, it will also negatively affect our earnings and our cash if we are required to incur additional debt.

Litigation
      We compete with Cytyc Corporation (Cytyc) with respect to the sale of our FocalPoint and Cytyc’s sale of its ThinPrep Imaging System. We believe Cytyc’s ThinPrep Imaging System infringes our patents and, on June 16, 2003, we filed a lawsuit in the United States District Court for the Middle District of North Carolina seeking damages and injunctive relief to stop such infringement.
      On January 5, 2004, the district court in Massachusetts entered an order consolidating this lawsuit into a single action with a lawsuit that Cytyc had filed in Massachusetts. On April 30, 2004, the district court granted us leave to amend our complaint and answer in the consolidated action to assert infringement against Cytyc’s ThinPrep Imaging System under two additional patents. On October 14, 2004, a scheduling conference was held in this consolidated action. At this conference, the court scheduled the deadline for the close of fact discovery at January 31, 2005, and the close of expert discovery at April 29, 2005. The court also set another scheduling conference for May 5, 2005. At present, the court has not scheduled a Markman hearing to hear argument on the patent claim construction issues. We anticipate that a trial will be scheduled sometime in late 2005 or early 2006 based on the current case schedule. We are unable to predict the ultimate outcome. Similarly, we are unable to predict the potential effect on our business and results of operations that any outcome may ultimately have.
      The case number for the action transferred from North Carolina to Massachusetts is 1:03-CV-12630-DPW and the case number for the consolidated Massachusetts action is 1:03-CV-11142-DPW. The case numbers are for reference only and the corresponding pleadings are expressly not incorporated into this document by reference.

Financing Arrangements
      In January 2005, we renewed our $7.5 million working capital facility with Silicon Valley Bank. We also extended the term of the line of credit to 15 months with an expiration date of April 27, 2006. The entire amount of the line is available as long as certain financial covenants are met. If these covenants are not met, the available balance is limited to an amount equal to 80% of eligible accounts receivable. At December 31, 2004, we were entitled to borrow the full amount of the line, less amounts secured by the letter of credit referred to below. The renewed line offers either a prime-based (prime plus 0.25%) or LIBOR-based (LIBOR plus 2.0%) pricing option for advances made under it and is collateralized by substantially all of our assets. The line of credit carries customary covenants, including the maintenance of a minimum modified quick ratio, minimum tangible net worth, and other requirements. We had no outstanding borrowings under this agreement at December 31, 2004, though the availability under the line of credit could provide additional funding if needed.
      In April 2003 we obtained a one-year commitment for a $2.5 million lease line of credit with General Electric Capital Corporation (GE Capital). This commitment, which carried three-year lease terms for items acquired under it, was used to secure operating leases for assets, primarily equipment. In March 2004, this line was renewed for $2.0 million (in addition to amounts for assets already leased under the line). Terms of the new line were substantially the same as the expiring line. The primary difference is that lease terms under the new line range from 30 to 36 months. The interest rates on the various schedules under this lease line range from 2.85% to 3.45%. As of December 31, 2004, assets with an original cost of $1.7 million were leased under this lease line. Future minimum lease payments under this lease line are $1.6 million.
      During August 2002, we secured a $1.5 million lease line of credit from Bank of America. Bank of America assigned the leases under this line to GE Capital in 2004. This line is secured by a letter of credit against our line of credit with Silicon Valley Bank (see Note 5 to the Condensed Consolidated Financial Statements). This lease line of credit, which carries three-year lease terms for items acquired under it, is being used to secure operating leases for assets, primarily equipment. The interest rates on the various schedules under this lease line range from 2.75% to 2.90%. As of December 31, 2004, assets with an original cost of $1.3 million were leased under this lease line. As this line has expired, no further assets will be leased under this line of credit. Future minimum lease payments under this lease line are $429,000.
Contractual Obligations
      Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities which we cannot reasonably predict future payment. The following chart represents our contractual obligations, aggregated by type (in thousands):

	Payments Due by Period

		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Short-term debt	$19	$19	$—	$—	$—
Operating lease obligations	13,057	1,915	3,307	1,653	6,182
Inventory purchase commitments	295	295	—	—	—

Total contractual obligations	$13,371	$2,229	$3,307	$1,653	$6,182

Off-Balance Sheet Arrangements
      We have no other long-term debt commitments and no off-balance sheet financing vehicles.
Outlook
      Our performance in 2005 and beyond will depend on our ability to take advantage of the opportunities for growth that we created in 2004, our ability to continue to balance the costs associated with effective research, development, marketing and selling programs with revenue growth, and the extent to which we can continue to leverage our operating infrastructure.
      We estimate that full year revenues for 2005 will be in the range of $90.0 to $94.0 million and will reflect continued growth in our cervical cytology business as well as revenues generated from the early commerciali-

zation of some of our molecular diagnostic reagents and molecular imaging systems. Given that we expect to complete expansion of our sales force in the U.S. in the first half of 2005 and that we anticipate that Ventana will launch a Ventana branded version of our interactive histology imager in the second quarter, we believe that our sequential growth in the first half of 2005 will be similar to what we experienced in the latter half of 2004 and that our rate of growth should accelerate in the second half of 2005. In addition, revenues for any particular period will also depend significantly upon the timing of certain deferred sales discounts that we will amortize over a six-month period if and when it becomes apparent that any of four currently unexercisable tranches of warrants held by Quest Diagnostics may vest upon achievement of certain sales-based milestones. While not certain, it is possible that certain sales-based milestones will be achieved by Quest Diagnostics that, if met, will result in additional non-cash sales discounts of up to $1.9 million in 2005.
      As in 2004, we expect that our growth in revenues in 2005 will be primarily driven by the sale of SurePath reagents and disposables. We believe that worldwide sales of SurePath reagents and disposables will account for approximately 70% to 75% of revenues in 2005. We believe that the growth in SurePath sales will be driven by three factors: 1) accelerated penetration of the large commercial laboratory segment in the U.S. as well as continued growth from our traditional customer base; 2) expansion of our sales force in the U.S.; and 3) accelerated market penetration outside the U.S.
      We expect that approximately 10% to 15% of our growth from 2004 to 2005 will result from revenues generated from the early commercialization of some of our molecular diagnostic reagents and molecular imaging systems. We believe that the sales of molecular diagnostic reagents and molecular imaging systems will be driven by four factors: 1) introduction and market acceptance of our ProEx C and ProEx Br ASRs; 2) introduction and market acceptance of our cervical cancer staging reagents and molecular cytology imaging system outside the U.S.; 3) FDA 510K clearance for processing of Ventana assays on our interactive histology imaging system, and; 4) introduction and market acceptance of the Ventana-branded version of our interactive histology imaging system (VIAS).
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” The adoption of SFAS 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position or overall cash flow. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of Pro forma net loss and loss per share in footnote 3 (Stock Based Compensation) of our financial statements. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options and our ability to generate taxable income in the future), however no such operating cash flows for excess tax deductions were recognized in any of the periods presented. This is discussed further below under “Recently Issued Accounting Standards.”
      Looking beyond 2005, we believe that sales related to our molecular diagnostic products will significantly impact our revenues in 2006 and beyond. To accomplish this, we believe that the future sales of our molecular diagnostic products will be driven by five factors in 2005: 1) the results of in-house and external research studies on the analytical and clinical performance of our cervical and breast staging assays; 2) completion of the development of our cervical screening assay and our molecular cytology imaging system; 3) initiation of clinical trials that could support future Premarket Approval applications to the FDA for our cervical screening and breast staging assays; 4) release of research use only (RUO) reagents for ovarian cancer screening, and; 5) identification of a high-volume testing platform for our blood based screening assays.
      Given our anticipated revenue mix, we expect that our gross margins should fall into a range of between 66% and 70% in 2005. As we shift our focus to the large commercial laboratory segment, we expect a corresponding deceleration in the relative growth of business within our traditional and more fully penetrated customer base. As sales to large commercial laboratories increase, there may be some downward pressure on gross margin as the selling prices of our tests to higher volume customers, such as these large commercial laboratories, tend to be lower than selling prices to our other laboratory customers. We anticipate this downward trend may be somewhat offset as continued improvements to our manufacturing costs, due to higher volumes and efficiencies from our lean-based manufacturing programs, continue to favorably impact cost of goods sold. The extent to which gross margin is affected as the result of this trend will depend upon the relative number of tests sold to the higher volume laboratories at any point in time.
      The structure of our agreement with Ventana relating to the sale of a Ventana branded version (VIAS) of our interactive histology imager may also impact our gross margin in 2005. Pursuant to the agreement we will receive a fixed payment for each imager manufactured for Ventana and usage fees for each Ventana test processed on each imaging system after placement with a Ventana customer. The instrument transfer price includes a small premium over our cost of manufacture and, as a result, will generate a gross margin for each instrument sold that is lower than is typical for our instrument sales. The anticipated gross margin associated with the usage fees approaches 100%. Since most of the activity in the first year of this agreement will logically relate to the initial placement of imaging systems, we anticipate that most revenues generated from this relationship in 2005 will reflect the lower gross margin associated with the instrument transfer price. We expect that this downward trend will be offset by the higher gross margin generated over time from usage fees. The extent to which the overall gross margin is affected will depend on the extent to which Ventana is successful in placing instruments and generating tests from each instrument placed.
      Our 2004 operating expenses were $46.9 million, compared to $44.3 million in 2003. We expect our operating expenses to increase in 2005 to be in the range of $57.0 million to $60.0 million, in large part due to the expansion our sales and marketing activities that we initiated in the third quarter of 2004. Our Commercial Operations segment has been profitable for over two years and generated operating income of approximately $14.7 million in 2004. We expect that this segment will continue to generate significant operating income and cash. The excess cash flow generated from the Commercial Operations segment has been, and will continue to be utilized in part to fund the operations of our TriPath Oncology segment. We anticipate that the TriPath Oncology segment, which includes all research and development, regulatory, sales and marketing, and administrative expenses relating to our molecular diagnostic programs, will incur approximately $1.4 million to $1.6 million of expenses per month during 2005 as we await the results of internal and external studies related to our breast and cervical assays, complete the development of our cervical screening assay and our molecular cytology imaging system, prepare for clinical trials with respect to our cervical screening and breast staging assays, select the final marker panel for screening for ovarian cancer, develop our RUO reagents for ovarian cancer screening, continue clinical studies related to our melanoma staging product, and initiate the commercial introduction of some of our molecular diagnostic reagents and molecular imaging systems. We have completed the preparation of our facilities and operations for manufacture of our molecular diagnostic products, and further expenses are not expected in connection with this effort.
      We believe that we can continue to manage our cash to minimize the need for additional outside sources of cash in 2005. For the first time in our history, we experienced positive cash flow from the business during the third and fourth quarters of 2004. While our positive cash flow this last half of 2004 was an important milestone, we may experience one or two additional quarters of negative cash flow prior to becoming cash flow positive on an ongoing basis. We expect that our capital expenditures for 2005 may range from $2.5 million to $5.0 million as we expand and upgrade our manufacturing operations. We may borrow from our line of credit with Silicon Valley Bank to finance part, or all, of those capital expenditures. We have remaining availability under a commitment for a $2.0 million lease line of credit that will be utilized for equipment placed under operating leases. The expenses associated with these leases are anticipated in our operating expense projections for 2005. We believe that our existing cash, our expectation of continuing to generate positive cash flow for the full-year 2005, anticipated additional debt and/or lease financing for internal use assets, rental placements of PrepStain and fee-per-use placements of FocalPoint instruments will be sufficient to enable us to meet our future cash obligations for at least the next 12 months.
      While it is expected that marketing and sales expenditures for the continued SurePath commercial rollout for gynecological uses in the United States will increase, and it is possible that, capital expenditures associated with placements of PrepStain units and FocalPoint fee-per-use instruments, and expenditures related to clinical trials, manufacturing, the TriPath Oncology segment and other administrative costs may increase, we anticipate that our future sales growth and the cost control measures we have implemented should allow us to avoid raising additional funds for operating purposes in the near future. If, however, our existing resources prove insufficient to satisfy our liquidity requirements, or if we need cash for any non-routine purpose, we may need to raise additional funds through bank facilities, the sale of additional equity or debt securities or other sources of capital. In addition, we may opportunistically take advantage of favorable conditions in the capital markets and raise debt or equity publicly if such conditions are present and such financing is advisable. The sale of any equity or debt securities, if required, may result in additional dilution to our stockholders. We cannot be certain that additional financing will be available in amounts, or on terms, acceptable to us, if at all. Our failure to participate in such financing, if needed, could have a material adverse effect on our liquidity and capital resources, business, financial condition and results of operations.
      This Outlook section contains forward-looking statements and should be read in conjunction with the forward-looking statements disclosure at the beginning of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.
Income Taxes and Tax Loss Carryforwards
      We have not generated any taxable income to date and, therefore, have not paid any federal income taxes since inception. Realization of deferred tax assets is dependent on future taxable earnings, if any, the timing and amount of which are uncertain. Accordingly, we have established valuation allowances, in amounts equal to the net deferred tax assets as of December 31, 2004 and 2003 in each period to reflect these uncertainties.
      At December 31, 2004, we had net tax losses of approximately $218.8 million that may be carried forward to offset future taxable income. These net tax loss carryforwards have an expiration period that begins in 2005 and ends in 2024 for federal income tax purposes. In addition, we had research credits available for carryforward of $4.2 million that have an expiration period that begins in 2006 and ends in 2024. Utilization of net tax losses and any tax credit carryforwards are subject to complex treatment under the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to Section 382 of the Code, prior issuance and sale of shares of preferred stock, the change in ownership resulting from our initial public offering in September 1997, the Merger in 1999, changes in ownership generally and any other future sale of stock may limit utilization of future losses in any one year.
Critical Accounting Policies
      The preparation of our Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles (GAAP) in the U.S., requires us to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements; revenues and expenses as of the date reported; and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to sales of our products, bad debts, inventories, investments, intangible assets, warranty obligations, and legal issues. Since not all of these accounting policies require management to make difficult, subjective or complex judgments or estimates, they are not all considered critical accounting policies. Actual results may differ from these estimates under different assumptions.
      We believe the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements. We reviewed our policies and determined that those policies identified below as our critical accounting policies remain our most critical accounting policies for the year ended December 31, 2004. We did not make any changes in those policies during the year.

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
      In 2004 we entered into an agreement that contained multiple elements with respect to revenue recognition. For that agreement, as well as any others that we may enter into in the future, we research the relevant authoritative literature related to the various elements contained within the agreement and document our interpretation of the relevant GAAP within the quarter we first recognize revenue from the agreement.
      We consider the accounting policies regarding revenue recognition to be critical for several reasons. The first is due to the distributed nature of our sales network. We sell through a direct sales force in the U.S., and the issues related to revenue recognition are essentially clear-cut domestically. Abroad, however, we sell both through various distributor networks and directly to end-user customers. This requires us to examine each sales transaction to ensure that we properly and consistently apply the appropriate accounting guidance covering revenue recognition. Further, as is typical with many companies that sell durable equipment, we often experience increased sales activity near, or at, the end of fiscal quarters. This requires us to closely examine each equipment sale to ensure the requisite terms have been met to allow revenue recognition under GAAP. Additionally, certain of our equipment sales contracts may contain terms that would grant certain “evaluation,” or “free-use” periods, or terms that would allow the customer to return equipment. These terms, when present, are considered prior to our recording revenue. Finally, because of the multiple elements in one of our agreements, and the potential for additional agreements with multiple elements, we believe that the complexity of these agreements warrants a heightened scrutiny on the part of accounting and finance management.
      Sales of consumable products are recorded at shipment. Billings and costs related to shipping products to customers are included in both revenues and cost of revenues, respectively.

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
      We closely monitor delinquent accounts with past due balances outstanding, and will continue to do so, to determine the need, if any, to further increase our allowance for doubtful accounts and notes receivable. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. If reimbursement from third party payors to our laboratory customers was to be reduced or otherwise changed substantially, our ability to collect outstanding accounts receivable could be impacted significantly as the laboratory would have to look to other sources (like the patient) for payment, and that could complicate the laboratory’s billing and collection efforts by increasing the number, and decreasing the size, of customers from whom they would need to collect amounts. If a trade receivable ages past one year, our policy is to consider the receivable balance non-performing if there has been no measurable contact or dialogue with the customer. These receivables would typically be fully reserved for by this point. Once a receivable is classified as non-performing, then we consider whether to charge-off the receivable balance against our allowance for doubtful accounts. Factors that figure into this determination include the extent and nature of dialogue we have with the customer and whether the customer is still in business.
      In assessing the adequacy of our allowance for doubtful accounts and notes, finance management meets, typically weekly, with individuals responsible for collecting outstanding accounts and notes receivable balances. Management reviews the work undertaken during the course of the week by those responsible for collections and guides activities for the following week’s actions intended toward collections of outstanding accounts and notes receivable. Accounts are discussed specifically, and to the extent they show potential for aging beyond acceptable limits, adjustments to our allowance for doubtful accounts and notes are discussed and made. If required, accounts are placed on credit hold status to stimulate payments on aging accounts. We ensure the sales organization is aware of collection-related actions we take on individual accounts, including placing accounts on credit hold, so that they can intervene in the collection process as well.
      At December 31, 2004 and 2003, our accounts receivable balance, net of allowance for doubtful accounts and notes receivable of $1.3 million and $2.3 million, respectively, was $13.6 million and $13.7 million. See additional commentary under “Liquidity and Capital Resources — Operating” above for further discussion of our allowance for doubtful accounts and notes receivable and related bad debt expense.

Inventory
      Inventory is stated at the lower of cost or net realizable value on a first-in, first-out basis. If we determine that net realizable value is less than cost, then we write down the related inventory to market value. We review net realizable value of inventory in detail on an on-going basis, with consideration given to deterioration, obsolescence, and other factors. If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, additional write-downs or adjustments to recognize additional cost of goods for overvalued inventory may be required.
      Over half, approximately 52%, of our inventory is related to our FocalPoint product. Of that FocalPoint inventory, much of it is classified as raw material, or component parts. A significant reason we consider accounting policies around inventory as critical is due to the relatively slower moving nature of the FocalPoint instrument. We continue to monitor actual demand for the product and the economic environment into which we will be selling it during 2005. We have been recording additional expense during 2003 and 2004 to build a reserve for this inventory. After reviewing these factors, we do not believe that it is necessary to record any further adjustments to inventory; however, we will continue to monitor this inventory during 2005.
      At December 31, 2004 and 2003, our total inventory balance, net of reserves for obsolescence of $3.1 million and $2.3 million, respectively was $10.7 million and $10.9 million.

Valuation of long-lived and intangible assets
      We review the value of our long-lived assets, including patents and other intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. If we determine that the carrying value of intangibles and long-lived assets may not be recoverable based upon one or more indicators of impairment, the asset is written down to its estimated fair value based on a discounted cash flow basis. There was no impairment loss recorded in either 2004 nor 2003.
      We consider long-lived and intangible assets to warrant the designation of critical for several reasons. One is tied to the issue mentioned in “Inventory” above, the relatively slower moving nature of the FocalPoint instrument. One of our ways of selling FocalPoint instruments is under usage-based arrangements (fee-per-use). We have a number of FocalPoint instruments recorded on the balance sheet in the account “Customer use assets.” We continue to monitor actual demand for the product and the economic environment into which we will be selling it during 2005. Should these instruments be returned prior to the term of the agreements, there could be possible impairment issues surrounding these assets. The second reason we consider long-lived and intangible assets a critical accounting area is due to the nature of our reliance on our intellectual property. Should competitors develop and market products that would render ours redundant or obsolete, then we would face impairment issues surrounding our intangible assets as well.
      After reviewing the relevant factors affecting our assets in these categories, we do not believe that it is necessary to record any further adjustments to our long-lived and intangible assets.

Income taxes and valuation allowances
      We account for income taxes using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities. We have not generated any taxable income to date and, therefore, have not paid any federal income taxes since our inception. We have, however, generated significant deferred tax assets, the realization of which is dependent on the generation of future taxable income. Until 2004 we had not generated any earnings and the generation of future taxable income will be predominantly dependent on our ability to generate future earnings, the timing and amount of which are uncertain. Due to the uncertainty of our ability to generate taxable income to realize our deferred tax assets, a valuation allowance has been established for financial reporting purposes equal to the amount of the net deferred tax assets. We will evaluate and review the need to reduce our valuation allowance on a quarterly basis, primarily based on our estimates of future taxable income, beginning in 2005. Changes in our assessment of the need for a valuation allowance could give rise to a credit to income tax expense in the period of change. A portion of the deferred tax valuation allowance attributed to the deduction for stock options, if released, will be reflected as a direct increase to stockholder’s equity and will not impact the consolidated statement of operations.
      At December 31, 2004, we had net tax loss carryforwards of approximately $218.8 million, which have an expiration period that begins in 2005 and ends in 2024 for federal income tax purposes. We also have approximately $4.2 million in research and development carryforwards that have an expiration period that begins in 2006 and ends in 2024. Utilization of net tax losses and any tax credit carryforwards are subject to complex treatment under the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to Section 382 of the Code, prior issuance and sale of shares of preferred stock, the change in ownership resulting from our initial public offering in September 1997, the Merger in 1999, changes in ownership generally and any other future sale of stock may limit utilization of future losses in any one year.
      We consider the accounting around this area to be critical for two primary reasons: first, the size of the valuation allowance we have in our financial statements is significant and, second, utilization of net tax losses and any tax credit carryforwards are subject to complex treatment under the Code and may expire unused.
Recently Issued Accounting Standards
      In December 2003, the FASB issued a revised FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”), which requires a new approach in determining if a reporting entity should consolidate certain legal entities, including partnerships, limited liability companies, or trusts, among others, collectively defined as variable interest entities, or “VIE’s.” A legal entity is considered a VIE if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties. If the legal entity is a VIE, then the reporting entity that is the primary beneficiary must consolidate it. Even if a reporting entity is not obligated to consolidate a VIE, then certain disclosures must be made about the VIE if the reporting entity has a significant variable interest. Certain transition disclosures are required for all financial statements issued after December 15, 2003. The adoption of FIN 46 had no impact on our results of operations or our financial position as of and for the year ending December 31, 2004.

      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4” (“SFAS 151”), to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . .”. SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier adoption permitted. The provisions of SFAS 151 shall be applied prospectively. We had not adopted SFAS 151 at December 31, 2004, but we believe that its adoption will have no material impact on our results of operations or on our financial condition.
      In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions — an amendment of FASB Statements No. 66 and 67” (“SFAS 152”). SFAS 152 amends FASB Statement No. 66, “Accounting for Sales of Real Estate,” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions”. SFAS 152 also amends FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. SFAS 152 is effective for financial statements for fiscal years beginning after June 15, 2005. Its provisions are not expected to have any impact on our results of operations, financial position or cash flow.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets — an Amendment of APB Opinion No. 29” (“SFAS 153”). The guidance in APB Opinion No. 29, “Accounting for Non-monetary Transactions”, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS 153 amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 will be effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier adoption permitted. The provisions of SFAS 153 shall be applied prospectively. We had not adopted SFAS 153 at December 31, 2004, but we believe that its adoption will have no material impact on our results of operations, financial condition or cash flow.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in SFAS 123. A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Excess tax benefits, as defined by SFAS 123(R), will be recognized as an addition to paid-in capital. Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in paid-in capital to which it can be offset. The notes to financial statements will disclose information to assist users of financial information to understand the nature of share-based payment transactions and the effects of those transactions on the financial statements. SFAS 123(R) must be adopted no later than July 1, 2005. We expect to adopt SFAS 123(R) on July 1, 2005, as required.
      The adoption of SFAS 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position or overall cash flow. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of Pro forma net loss and loss per share in Footnote 3 (Stock Based Compensation above) of our Financial Statements. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options and our ability to generate taxable income in the future), however no such operating cash flows for excess tax deductions were recognized in any of the periods presented.

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
      The information required by this item may be found beginning on page F-1 of this Form 10-K.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
      There have been no changes in or disagreements with accountants on accounting or financial disclosure matters in the last fiscal year.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, the “Exchange Act”) as of the end of the period covered by this annual report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

Management’s Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management has concluded that, as of December 31, 2004, the Company’s internal control over financial reporting is effective as of December 31, 2004. Ernst & Young LLP, an independent registered public accounting firm that audited the Company’s financial statements included in this annual report, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. This report is included in our Consolidated Financial Statements.
      The company’s management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control
      There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The response to this item is contained in part under the caption “Executive Officers of the Registrant” in Part I, Item 1A hereof and the remainder is incorporated herein by reference from the discussion responsive thereto under the captions “Election of Directors,” “Election of Directors — Board and Committee Matters,” and “Section 16(a) Beneficial Reporting Compliance” in our Proxy Statement relating to our Annual Meeting of Stockholders scheduled for May 24, 2005 (the “Proxy Statement”).
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
      The response to this item is incorporated herein by reference from the discussion responsive thereto under the captions “Share Ownership” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Proxy Statement.

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
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) 1. Financial Statements

The consolidated financial statements are listed under Part II, Item 8 of this report.
           2. Financial Statement Schedule

Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Consolidated Financial Statements.

           3. Exhibits

The exhibits are listed under Part IV, Item 15(b) of this report.

(b)	Exhibits

3.1		Restated Certificate of Incorporation of the Company. Filed as Exhibit 3.1 to our Form 10-Q for the quarter ended June 30, 2002 (File No. 0-22885) and incorporated herein by reference.

3.2		Amended and Restated By-laws of the Company. Filed as Exhibit 3.2 to our Form 10-Q for the quarter ended June 30, 2002 (File No. 0-22885) and incorporated herein by reference.

4.1		Specimen of Common Stock Certificate. Filed as Exhibit 4.1 to our Registration Statement on Form S-1 (File No. 333-30227) and incorporated herein by reference.

10	.1*	Amended and Restated 1996 Equity Incentive Plan. Filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2004 (File No. 0-22885) and incorporated herein by reference.

10	.2*	Amended and Restated 1997 Director Stock Option Plan. Filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2004 (File No. 0-22885) and incorporated herein by reference.

10	.3*	Form of Indemnification Agreement between the Company and its Directors and Executive Officers. Filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-30227) and incorporated herein by reference.

10.4		Lease Agreement dated as of July 28, 1997 by and between Carolina Hosiery Mills, Inc. and the Company. Filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-30227) and incorporated herein by reference.

10.5		Lease Agreement dated June 12, 1998 by and between Carolina Hosiery Mills, Inc. and AutoCyte, Inc. Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 1998 (File No. 0-22885) and incorporated herein by reference.

10.6		Amendment dated March 2, 1999 to Lease Agreement dated July 28, 1997 by and between Carolina Hosiery Mills, Inc. and AutoCyte, Inc. Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 1999 (File No. 0-22885) and incorporated herein by reference.

10.7		Intellectual Property Purchase Agreement dated as of April 24, 1999 by and between NeoPath, Inc. and AutoCyte, Inc. Filed as Exhibit 10.21 to the Amendment No. 2 to the Company’s S-1 (File No. 333-82121) and incorporated herein by reference.

10.8		Loan and Security Agreement dated as of January 31, 2000 (the “Loan and Security Agreement”) by and between Silicon Valley Bank and TriPath Imaging, Inc. Filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2000 (File No. 0-22885) and incorporated herein by reference.

10.9		Securities Purchase Agreement dated as of July 31, 2001 by and between the Company and Becton, Dickinson and Company. Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2001 (File No. 0-22885) and incorporated herein by reference.

10.10		License and Intellectual Property Access Agreement dated as of July 31, 2001 by and between the Company and Becton, Dickinson and Company. Filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2001 (File No. 0-22885) and incorporated herein by reference.

10.11		Development and License Agreement dated as of July 31, 2001 by and among the Company, Becton, Dickinson and Company and TriPath Oncology, Inc. Filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2001 (File No. 0-22885) and incorporated herein by reference.

10.12		Sublicense Agreement dated as of July 31, 2001 by and among the Company, Becton, Dickinson and Company and TriPath Oncology, Inc. Filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2001 (File No. 0-22885) and incorporated herein by reference.

10.13		Lease Agreement between NeoPath, Inc. and Teachers Insurance & Annuity Association dated October 1, 1994 (the “Lease Agreement”) and all amendments thereto. Filed as Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2001 (File No. 0-22885) and incorporated herein by reference.

10.14		Sixth Amendment dated September 30, 2003 to Lease Agreement between TriPath Imaging, Inc. (as successor-in-interest to NeoPath, Inc.) and Teachers Insurance & Annuity Association dated October 1, 1994. Filed as Exhibit 10.14 to the Company’s Form 10-K for the year ended December 31, 2003 (File No. 0-22885) and incorporated herein by reference.

10.15		Sublease Agreement by and between NeoPath, Inc. and Antioch Bible Church dated as of August 31, 1999. Filed as Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2001 (File No. 0-22885) and incorporated herein by reference.

10	.16†	OEM Supply Agreement dated November 1, 2001 by and between Tecan Schweiz AG and the Company. Filed as Exhibit 10.28 to the Company’s Form 10-K for the year ended December 31, 2001 (File No. 0-22885) and incorporated herein by reference.

10.17		Amendment dated December 1, 2001 to Lease Agreement dated June 12, 1998 by and between Carolina Hosiery Mills, Inc. and TriPath Imaging, Inc. Filed as Exhibit 10.29 to the Company’s Form 10-K for the year ended December 31, 2001 (File No. 0-22885) and incorporated herein by reference.

10.18		Lease Agreement dated as of February 6, 2002 by and between TBC Place Partners II, LLC and TriPath Oncology, Inc. Filed as Exhibit 10.31 to the Company’s Form 10-K for the year ended December 31, 2001 (File No. 0-22885) and incorporated herein by reference.

10.19		Lease Agreement dated as of July 1, 2002 by and between Banc of America Leasing & Capital, LLC and TriPath Imaging, Inc. Filed as Exhibit 10.24 to the Company’s Form 10-K for the year ended December 31, 2002 (File No. 0-22885) and incorporated herein by reference.

10.20		Fourth Loan Modification Agreement to the Loan and Security Agreement effective as of January 31, 2003 by and between Silicon Valley Bank and TriPath Imaging, Inc. Filed as Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2002 (File No. 0-22885) and incorporated herein by reference.

10.21		Fifth Loan Modification Agreement to the Loan and Security Agreement effective as of January 28, 2004 by and between Silicon Valley Bank and TriPath Imaging, Inc. Filed as Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2003 (File No. 0-22885) and ncorporated herein by reference.

10.22		Lease Agreement dated as of March 13, 2003 by and between General Electric Capital Corporation and TriPath Imaging, Inc. Filed as Exhibit 10.1 to our Form 10-Q for the quarter ended March 31, 2003 (File No. 0-22885) and incorporated herein by reference.

10.23		Addendum No. 1, dated September 1, 2003, to Sublease Agreement by and between NeoPath, Inc. and Antioch Bible Church dated as of August 31, 1999. Filed as Exhibit 10.23 to the Company’s Form 10-K for the year ended December 31, 2003 (File No. 0-22885) and incorporated herein by reference.

10	.24*	Form of the Company’s Incentive Stock Option Certificate under the Company’s Amended and Restated 1996 Equity Incentive Plan for all its employees, including its executive officers. Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2004 (File No. 0-22885) and incorporated herein by reference.

10	.25*	Form of the Company’s Non-Statutory Stock Option Certificate under the Company’s Amended and Restated 1996 Equity Incentive Plan for all its employees, including its executive officers, and its directors. Filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2004 (File No. 0-22885) and incorporated herein by reference.

10	.26*	Form of the Company’s Non-Statutory Stock Option Agreement under the Company’s 1997 Director Stock Option Plan for its directors. Filed as Exhibit A to Appendix D to our Definitive Proxy Statement on Schedule 14A filed with the Commission on April 22, 2004 (File No. 0-22885) and incorporated herein by reference.

10	.27*	Form of Director Option Agreement Amendment dated as of August 3, 2004 between the Company and Haywood D. Cochrane, Jr., Robert E. Curry, Ph.D., Richard A. Franco, R. Ph., Arthur King, Ph.D. and Robert L. Sullivan. Filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 1998 (File No. 0-22885) and incorporated herein by reference.

10	.28*	Change of Control Agreement dated as of August 3, 2004 between the Company and Paul R. Sohmer, M.D. Filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended September 30, 2004 (File No. 0-22885) and incorporated herein by reference.

10	.29*	Form of Change of Control Agreement dated as of August 3, 2004 between the Company and Stephen P. Hall, Johnny D. Powers, Ph.D. and Ray W. Swanson, Jr. Filed herewith. Filed as Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended September 30, 2004 (File No. 0-22885) and incorporated herein by reference.

10	.30*	TriPath Imaging, Inc. 2005 Bonus Plan, adopted by the Compensation Committee of the Board of Directors on January 26, 2005. Filed herewith.

10	.31*	Director Compensation at March 31, 2005. Filed herewith.

10.32		Amendment to Lease dated August 1, 2004 between Carolina Hosiery Mills, Inc. and the Company. Filed herewith.

10	.33*	Tripath Imaging, Inc. 2001 Employee Stock Purchase Plan. Filed as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 24, 2001 (File No. 0-22885) and incorporated herein by reference.

10.34		Warrant Purchase Agreement between the Company and Quest Diagnostics Incorporated, dated as of May 5, 2004. Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2004 (File No. 0-22885) and incorporated herein by reference.

14.1		Code of Business Conduct and Ethics of the Company. Filed as Exhibit 14.1 to the Company’s Form 10-K for the year ended December 31, 2003 (File No. 0-22885) and incorporated herein by reference.

21.1		List of all subsidiaries of the Company. Filed herewith.

23.1		Consent of Ernst & Young LLP, independent registered public accounting firm. Filed herewith.

31.1		Certification of Chief Executive Officer Pursuant to § 240.13a-14 or § 240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.
31.2		Certification of Chief Financial Officer Pursuant to § 240.13a-14 or § 240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32		Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.

99.1		Factors Affecting Future Operating Results. Filed herewith.

*	Indicates a management contract or compensatory plan.

†	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to both Rule 406 of the Securities Act of 1933, as amended, and Rule 24b-2 of the Securities Exchange Act of 1934, as amended, as applicable. Omitted information is identified with asterisks in the appropriate places in the agreement.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Burlington, State of North Carolina, on March 31, 2005.

TRIPATH IMAGING, INC.

By:	/s/ Paul R. Sohmer

Paul R. Sohmer, M.D.
Chairman, President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 31st day of March, 2005.

Signature	Title

/s/ Paul R. Sohmer Paul R. Sohmer, M. D.	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Stephen P. Hall Stephen P. Hall	Senior Vice-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Haywood D. Cochrane, Jr. Haywood D. Cochrane, Jr.	Director

/s/ Robert E. Curry Robert E. Curry, Ph.D.	Director

/s/ Richard Franco Richard Franco	Director

/s/ Arthur T. King Arthur T. King, Ph.D.	Director

/s/ Robert L. Sullivan Robert L. Sullivan	Director

TRIPATH IMAGING, INC.

TRIPATH IMAGING, INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON THE FINANCIAL STATEMENTS
The Board of Directors and Stockholders
TriPath Imaging, Inc.
      We have audited the accompanying consolidated balance sheets of TriPath Imaging, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TriPath Imaging, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States.
      We also have audited, in accordance with the Public Company Accounting Oversight Board (United States), the effectiveness of TriPath Imaging, Inc. internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 24, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Raleigh, North Carolina
March 24, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
We have audited management’s assessment, included in Item 9a of TriPath Imaging, Inc.’s Form 10-K filed with the Securities and Exchange Commission, that TriPath Imaging, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TriPath Imaging, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that TriPath Imaging, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, TriPath Imaging, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TriPath Imaging, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of TriPath Imaging, Inc. and our report dated March 24, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Raleigh, NC
March 24, 2005

TRIPATH IMAGING, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except share
	and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$18,949	$20,954
Accounts and notes receivable, net	13,643	13,650
Inventory, net	10,723	10,896
Other current assets	1,582	1,495

Total current assets	44,897	46,995
Customer use assets, net	7,688	6,634
Property and equipment, net	3,290	3,418
Other assets	3,777	488
Patents, less accumulated amortization of $3,752 and $3,085 at December 31, 2004 and 2003, respectively	5,792	6,459
Other intangible assets, less accumulated amortization of $1,229 and $1,066 at December 31, 2004 and 2003, respectively	2,090	1,934

Total assets	$67,534	$65,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,668	$4,425
Accrued expenses	3,750	7,378
Deferred revenue and customer deposits	1,551	1,499
Deferred research and development funding	—	207
Current portion of debt	19	40

Total current liabilities	8,988	13,549
Long-term debt, less current portion	—	8
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 98,000,000 shares authorized; 38,127,501 and 37,855,967 shares issued and outstanding at December 31, 2004 and 2003, respectively	381	379
Additional paid-in capital	290,114	285,035
Deferred compensation	(11)	(52)
Accumulated deficit	(232,415)	(233,020)
Accumulated other comprehensive income	477	29

Total stockholders’ equity	58,546	52,371

Total liabilities and stockholders’ equity	$67,534	$65,928

See accompanying notes.

TRIPATH IMAGING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except share
	and per share amounts)
Revenues	$68,504	$53,764	$37,485
Cost of revenues	21,230	18,377	14,922

Gross profit	47,274	35,387	22,563
Operating expenses:
Research and development	11,280	8,861	7,534
Regulatory	3,882	5,434	2,725
Sales and marketing	18,640	18,324	19,850
General and administrative	13,138	11,687	10,936

	46,940	44,306	41,045

Operating income/(loss)	334	(8,919)	(18,482)
Interest income	289	413	969
Interest expense	(18)	(32)	(551)

Net income/(loss)	$605	$(8,538)	$(18,064)

Earnings/(loss) per common share
Basic	$0.02	$(0.23)	$(0.48)
Diluted	$0.02	$(0.23)	$(0.48)

See accompanying notes.

TRIPATH IMAGING, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
		Additional			Other	Total
		Paid-In	Deferred	Accumulated	Comprehensive	Stockholders’
	Common Stock	Capital	Compensation	Deficit	Income/(Loss)	Equity

	(In thousands, except share and per share amounts)
Balance at January 1, 2002	$373	$283,395	$—	$(206,418)	$(59)	$77,291
Exercise of options and warrants	2	150	—	—	—	152
Issuance of common stock under employee stock purchase plan	—	84	—	—	—	84
Re-pricing of warrants issued as consideration under term loan agreement	—	(350)	—	—	—	(350)
Deferred compensation related to grant of stock options	—	152	(152)	—	—	—
Adjustment to deferred compensation	—	(35)	35	—	—	—
Amortization of deferred compensation	—	—	39	—	—	39
Foreign currency translation	—	—	—	—	25	25
Net loss	—	—	—	(18,064)	—	(18,064)

Comprehensive loss						(18,039)

Balance at December 31, 2002	375	283,396	(78)	(224,482)	(34)	59,177
Exercise of options and warrants	3	1,232	—	—	—	1,235
Issuance of common stock under employee stock purchase plan	1	358	—	—	—	359
Re-pricing of stock options	—	49	—	—	—	49
Amortization of deferred compensation	—	—	26	—	—	26
Foreign currency translation	—	—	—	—	63	63
Net loss	—	—	—	(8,538)	—	(8,538)

Comprehensive loss						(8,475)

Balance at December 31, 2003	379	285,035	(52)	(233,020)	29	52,371
Exercise of options and warrants	2	967	—	—	—	969
Issuance of common stock under employee stock purchase plan	—	246	—	—	—	246
Issuance of warrants as consideration under incentive sales agreement	—	3,896	—	—	—	3,896
Adjustment to deferred compensation	—	(30)	30	—	—	—
Amortization of deferred compensation	—	—	11	—	—	11
Foreign currency translation	—	—	—	—	448	448
Net income	—	—	—	605	—	605

Comprehensive income						1,053

Balance at December 31, 2004	$381	$290,114	$(11)	$(232,415)	$477	$58,546

See accompanying notes.

TRIPATH IMAGING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except share and
	per share amounts)
OPERATING ACTIVITIES
Net income/(loss)	$605	$(8,538)	$(18,064)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation	4,097	3,539	3,044
Amortization of intangible assets	830	817	817
Amortization of deferred compensation	11	26	39
Non-cash equity compensation	—	49	—
Amortization of non-cash sales discount	519	—	—
Amortization of deferred research and development	(207)	(2,479)	(2,479)
Amortization of non-cash debt issuance costs	—	—	225
Loss (Gain) on disposal of fixed assets	24	13	(3)
Other non-cash items	—	—	885
Changes in operating assets and liabilities:
Accounts receivable	199	(4,183)	233
Inventory	(3,513)	(3,122)	(3,005)
Other current assets	702	(1,011)	603
Other long-term assets	(692)	443	(28)
Accounts payable and accrued expenses	(4,521)	3,927	(767)
Deferred revenue and customer deposits	46	395	373
Other current liabilities	—	(2,410)	—

Net cash used in operating activities	(1,900)	(12,534)	(18,127)
INVESTING ACTIVITIES
Purchases of property and equipment	(1,215)	(146)	(2,251)
Disposals of property and equipment	—	—	5
Additions to other intangible assets	(319)	—	—
Sales of short-term investments	—	—	2,499
Other	(7)	196	—

Net cash (used in) provided by investing activities	(1,541)	50	253
FINANCING ACTIVITIES
Issuance of common stock under employee stock purchase plan	246	359	84
Proceeds from exercise of stock options and warrants	969	1,235	152
Proceeds from debt	365	633	—
Payments on debt and leases	(394)	(1,384)	(3,286)

Net cash provided by (used in) financing activities	1,186	843	(3,050)
Effect of exchange rate changes on cash	250	24	18

Net decrease in cash and cash equivalents	(2,005)	(11,617)	(20,906)
Cash and cash equivalents at beginning of year	20,954	32,571	53,477

Cash and cash equivalents at end of year	$18,949	$20,954	$32,571

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$18	$32	$326

NON-CASH INVESTING AND FINANCING ACTIVITIES
Re-pricing of warrants issued as consideration under term loan agreement	$—	$—	$(350)
Issuance of warrants as consideration under incentive sales agreement	3,896	—	—

	$3,896	$—	$(350)

See accompanying notes.

TRIPATH IMAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

1.	Background
      We create solutions that redefine the early detection and clinical management of cancer. Specifically, we develop, manufacture, market, and sell proprietary products for cancer detection, diagnosis, staging, and treatment selection. We are using our proprietary technologies and expertise to create an array of products designed to improve the clinical management of cancer. We have developed and marketed an integrated solution for cervical cancer screening and other products that deliver image management, data handling, and prognostic tools for cell diagnosis, cytopathology and histopathology. We have created new opportunities and applications for our proprietary technology by applying recent advances in genomics, biology, and informatics to our efforts to develop new molecular diagnostic products for malignant melanoma and cancers of the cervix, breast, ovary, and prostate.
      We are organized into two operating units: (1) Commercial Operations, through which we manage the market introduction, sales, service, manufacturing and ongoing development of our current products; and (2) TriPath Oncology, our wholly-owned subsidiary through which we manage the development and market introduction of molecular diagnostic products for cancer.
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

Reclassifications
      Certain prior year amounts have been reclassified to conform to the 2004 presentation. These reclassifications had no effect on previously reported net loss or financial position.

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

TRIPATH IMAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Sales of consumable products are recorded on shipment. Billings and costs related to shipping products to customers are included in both revenues and cost of revenues, respectively.

Deferred Revenue
      Deferred revenue principally consists of up-front cash receipts related to FocalPoint and PrepStain service and equipment contracts and the revenue portion subject to contingencies under capitalized leases. The deferred revenue subject to contingencies under capitalized leases will be recognized once those contingencies have been met. Revenue related to service and equipment contracts is recognized ratably over the life of the contract.

Cash and Cash Equivalents
      We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Trade Receivables
      Trade receivables are stated at outstanding principal less our allowance for doubtful accounts. We charge off uncollectible receivables against our allowance when the likelihood of collection is remote. We generally extend credit terms for 30 days domestically and for 90 days internationally, but may, depending on the circumstances, extend credit terms for longer periods of time. Amounts outstanding beyond our credit terms are considered past due. We generally grant credit without requiring collateral. We maintain an allowance for doubtful accounts, which is determined based on various factors, including our accounts receivable aging, customer credit-worthiness, historical bad debts and current economic trends.

Notes Receivable
      Notes receivable are stated at outstanding principal less unearned discounts for interest receivable and our allowance for doubtful accounts. Notes receivable are generally entered into in connection with sales-type lease transaction for periods ranging from three and a half to five years. Our policy for uncollectible notes receivable and our accounting treatment of the allowance for doubtful accounts is the same as that noted under Trade Receivables above. At December 31, 2004 and 2003, unearned discounts for interest receivable amounted to $235 and $99, respectively.

Inventory
      Inventory is stated at the lower of cost or net realizable value (first-in first-out basis). Net realizable value of inventory is reviewed in detail on an on-going basis, with consideration given to deterioration, obsolescence, movement and other factors.

TRIPATH IMAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Customer-Use Assets
      PrepStain and FocalPoint systems manufactured for fee-per-use or operating lease placements are carried in inventory until the systems are shipped, at which time they are reclassified to customer-use assets (non-current assets). Movements of $3,728, $3,198, and $2,473 occurred between customer-use assets and inventory during 2004, 2003, and 2002, respectively. Customer-use assets are depreciated on a straight-line basis over an estimated useful life of four years. Depreciation expense of customer-use assets amounted to $2,715, $2,103, and $1,516 during 2004, 2003, and 2002, respectively.

Property and Equipment
      Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives (typically three to seven years) of the individual assets. Depreciation expense of property and equipment amounted to $1,382, $1,436, and $1,251 during 2004, 2003, and 2002, respectively.

Patents
      Patents consist of patents and core technology acquired from Neuromedical Systems, Inc. Such assets are amortized using the straight-line method over estimated useful lives ranging from 14 to 20 years. Included in operations in 2004, 2003 and 2002 is $667 of amortization expense attributable to patents, which annual amortization rate is expected to continue until the patents are fully amortized.

Other Intangible Assets
      Other intangible assets consist of acquired rights to certain intellectual property surrounding our pathology workstation products, our location-guided screening technology and our molecular diagnostic products. Such assets are amortized using the straight-line method over estimated useful lives ranging from 10 to 20 years. Amortization expense of other intangible assets amounted to $163, $150, and $150 during 2004, 2003, and 2002, respectively. An annual amortization rate of $182 is anticipated from the 2005 year onwards based on our other intangible assets in existence at December 31, 2004.

Impairment of Long-Lived Assets and Recoverability of Intangibles
      We periodically review the value of our long-lived assets, patents and identifiable intangible assets to determine if any impairment has occurred. We consider historical performance and anticipated future results in our evaluation of potential impairment. If this review indicates that the assets will not be recoverable, as determined based on an analysis of these assets in relation to the operating performance of our business and estimated future undiscounted cash flows over the remaining amortization period, we would reduce the carrying value of the assets accordingly. If a write-down is required, we would prepare a discounted cash flow analysis to determine the amount of the write-down. No such losses were recognized in 2004, 2003 or 2002.

Income Taxes
      We account for income taxes using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities. We have not generated any taxable income to date and, therefore, have not paid any federal income taxes since our inception. Realization of deferred tax assets is dependent on future earnings, the timing and amount of which are uncertain. Accordingly, we have established valuation allowances, in amounts equal to the net deferred tax assets as of December 31, 2004 and 2003, in each period to reflect these uncertainties (see Note 6).

TRIPATH IMAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development Costs
      Research and development costs are charged to operations as incurred.

Stock Based Compensation
      We account for stock options issued to employees in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, no compensation expense is recognized for stock or stock options issued with an exercise price equivalent to the fair value of our Common Stock. For stock options granted at exercise prices below fair value, we record deferred compensation expense for the difference between the exercise price of the shares and the fair value. Any resulting deferred compensation expense is amortized ratably over the vesting period of the individual options.
      In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”). For companies that continue to account for stock based compensation arrangements under APB 25, SFAS 123 requires disclosure of the pro forma effect on net income/(loss) and earnings/(loss) per share as if the fair value based method prescribed by SFAS 123 had been applied.
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
      Had compensation cost for our stock options been determined based on the fair value at the date of grant consistent with the provisions of SFAS 123 and 148, with respect to our Equity Incentive Plan and our Employee Stock Purchase Plan (see Note 7), our pro forma earnings/(loss) and earnings/(loss) per share would have been as follows:

	Year-Ended December 31,

	2004	2003	2002

Net income/(loss), as reported	$605	$(8,538)	$(18,064)
Stock-based compensation included in reported net income/(loss)	11	26	39
Stock-based compensation expense under fair value based method for all plans	(5,145)	(3,536)	(2,969)

Pro forma net loss	$(4,529)	$(12,048)	$(20,994)

Earnings/(loss) per common share
Basic:
As reported	$0.02	$(0.23)	$(0.48)
Pro forma	$(0.12)	$(0.32)	$(0.56)
Diluted:
As reported	$0.02	$(0.23)	$(0.48)
Pro forma	$(0.12)	$(0.32)	$(0.56)
See also Recently Issued Accounting Standards below.

Earnings/(Loss) Per Common Share
      We follow the provisions of SFAS No. 128, “Earnings Per Share”, which requires us to present basic and diluted earnings/(loss) per share. Basic earnings/(loss) per share information is calculated by dividing the net

TRIPATH IMAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
income/(loss) by the weighted-average number of shares of common stock outstanding during all periods presented. Diluted earnings per share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding after giving effect to all potentially dilutive shares of common stock, as if they had been issued at the beginning of the period presented. Potentially dilutive shares of common stock result from our outstanding stock options and warrants. Certain potential shares, attributable to certain stock options and warrants, were excluded from diluted earnings per share because their impact was antidilutive. The calculation of diluted loss per share for 2003 and 2002 excludes all potential shares because their effect would be antidilutive (see Note 7).

Advertising Expense
      The cost of advertising is expensed as incurred. Advertising and marketing expense, including expenses related to participation in trade shows, amounted to $1,354, $793, and $1,044 during 2004, 2003, and 2002, respectively.

Foreign Currency Translation
      The financial statements of foreign subsidiaries and branches have been translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation.” All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates has been reported in other comprehensive income/(loss). The effect on the consolidated statements of operations of transaction gains and losses is insignificant for all years presented.

Comprehensive Income/(Loss)
      We follow SFAS No. 130, “Reporting Comprehensive Income” which requires that we display an amount representing comprehensive income/(loss), which represents total net income/(loss) and all other non owner changes in equity including foreign currency translation adjustments, net of tax, for the year in a financial statement, which is displayed with the same prominence as other financial statements. We elected to present this information in the Statement of Stockholders’ Equity.

Concentration of Credit Risk and Financial Instruments
      Our principal financial instruments subject to potential concentration of credit risk are cash and cash equivalents, accounts receivable, principally trade receivables and notes receivable, and accounts payable and accrued expenses. We invest our funds in highly rated institutions and believe that the financial risks associated with cash and cash equivalents are minimal. We limit our exposure in any individual receivable and financial instrument. We provide an allowance for doubtful accounts equal to the estimated losses to be incurred in the collection of trade receivables and notes receivable and discount our notes receivable for unearned interest receivable. The fair values of our financial instruments approximate their carrying values due to their relatively short maturity and our discounting of unearned interest receivable.

Recently Issued Accounting Standards
      In December 2003, the FASB issued a revised FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”), which requires a new approach in determining if a reporting entity should consolidate certain legal entities, including partnerships, limited liability companies, or trusts, among others, collectively defined as variable interest entities, or “VIE’s.” A legal entity is considered a VIE if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties. If the legal entity is a VIE, then the reporting entity that is the primary beneficiary must consolidate it. Even if a reporting entity is not obligated to consolidate a VIE, then

TRIPATH IMAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
certain disclosures must be made about the VIE if the reporting entity has a significant variable interest. Certain transition disclosures are required for all financial statements issued after December 15, 2003. The adoption of FIN 46 had no impact on our results of operations or our financial position as of and for the year ending December 31, 2004.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4” (“SFAS 151”), to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . .”. SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier adoption permitted. The provisions of SFAS 151 shall be applied prospectively. We had not adopted SFAS 151 at December 31, 2004, but we believe that its adoption will have no material impact on our results of operations or on our financial condition.
      In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions — an amendment of FASB Statements No. 66 and 67” (“SFAS 152”). SFAS 152 amends FASB Statement No. 66, “Accounting for Sales of Real Estate,” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions”. SFAS 152 also amends FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. SFAS 152 is effective for financial statements for fiscal years beginning after June 15, 2005. Its provisions are not expected to have any impact on our results of operations, financial position or cash flow.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets — an Amendment of APB Opinion No. 29” (“SFAS 153”). The guidance in APB Opinion No. 29, “Accounting for Non-monetary Transactions”, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS 153 amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 will be effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier adoption permitted. The provisions of SFAS 153 shall be applied prospectively. We had not adopted SFAS 153 at December 31, 2004, but we believe that its adoption will have no material impact on our results of operations, financial condition or cash flow.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) does not change the accounting

TRIPATH IMAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in SFAS 123. A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.
      Excess tax benefits, as defined by SFAS 123(R), will be recognized as an addition to paid-in capital. Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in paid-in capital to which it can be offset. The notes to financial statements will disclose information to assist users of financial information to understand the nature of share-based payment transactions and the effects of those transactions on the financial statements. SFAS 123(R) must be adopted no later than July 1, 2005. We expect to adopt SFAS 123(R) on July 1, 2005, as required.
      The adoption of SFAS 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position or overall cash flow. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of Pro forma net loss and loss per share (see Stock Based Compensation above). SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options and our ability to generate taxable income in the future), however no such operating cash flows for excess tax deductions were recognized in any of the periods presented.

TRIPATH IMAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Balance Sheet Information
      Select detailed balance sheet information is as follows:

	December 31,

	2004	2003

Accounts receivable
Trade accounts receivable	$13,477	$12,081
Current portion of notes receivable, net of unearned discounts for interest receivable of $122 and $57, respectively	1,251	2,697
Other accounts receivable	177	1,149

	14,905	15,927
Allowance for doubtful accounts	(1,262)	(2,277)

	$13,643	$13,650

Inventory
Stage of production:
Raw materials	$9,067	$8,528
Work-in-process	1,747	1,925
Finished goods	3,014	2,745

	13,828	13,198
Reserves for obsolete and slow moving inventory	(3,105)	(2,302)

	$10,723	$10,896

Categories:
Instruments	$12,293	$12,060
Reagents and consumables	1,535	1,138

	13,828	13,198

Reserves for obsolete and slow moving inventory	(3,105)	(2,302)

	$10,723	$10,896

Other current assets
Current portion of deferred sales discount	$779	$—
Other assets	803	1,495

	$1,582	$1,495

Customer-use assets
Customer-use systems	$14,696	$11,667
Accumulated depreciation	(7,008)	(5,033)

	$7,688	$6,634

TRIPATH IMAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2004	2003

Property and equipment
Machinery and equipment	$4,051	$3,189
Demonstration equipment	908	857
Furniture, fixtures and improvements	1,696	1,696
Leasehold improvements	1,362	1,316
Vehicles	10	10
Computer equipment and software	7,839	7,991

Total property and equipment	15,866	15,059
Accumulated depreciation	(12,576)	(11,641)

	$3,290	$3,418

Other assets
Notes receivable, less current portion and net of unearned discounts for interest receivable of $113 and $42, respectively	$1,153	$459
Deferred sales discount, less current portion	2,597	—
Deposits and other assets	27	29

	$3,777	$488

	December 31,

	2004	2003

Accrued expenses
Accrued payroll and related benefits	$2,488	$4,719
Accrued clinical trial costs	—	1,074
Accrued taxes (other than income taxes)	681	706
Accrued warranty costs	159	387
Other accrued expenses	422	492

	$3,750	$7,378

4.	Allowance for Doubtful Accounts
      A summary of the allowance for doubtful accounts activity is as follows:

	December 31,

	2004	2003	2002

Balance, beginning of year	$2,277	$3,554	$3,285
Amounts charged to expense	3	180	1,050
Amounts charged to allowance	(1,018)	(1,457)	(781)

Balance, end of year	$1,262	$2,277	$3,554

TRIPATH IMAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Long-Term Obligations and Commitments

Long- Term Debt
      In connection with a term loan, which was fully repaid in 2003, we issued to the lenders warrants to purchase 223,253 shares of our common stock. Using a Black-Scholes pricing model, the warrants were valued upon issuance at $675, which represented non-cash debt issuance costs. These warrants, which expire in 2007, were recorded as additional paid-in capital and the resulting debt issuance costs were amortized on a straight-line basis to interest expense over the three-year term of the loan. That amortization has been completed. The warrants were exercisable upon issuance. In January 2004, 100,583 of these warrants were exercised using the net issuance feature contained in such warrants resulting in the issuance of 41,677 shares of common stock. The remaining 122,670 warrants outstanding have a weighted average exercise price of $4.28.

Working Capital Facility
      In January 2005, we renewed our $7,500 working capital facility with Silicon Valley Bank. We also extended the term of the line of credit to 15 months with an expiration date of April 27, 2006. The entire amount of the line is available as long as certain financial covenants are met. If these covenants are not met, the available balance is limited to an amount equal to 80% of eligible accounts receivable. At December 31, 2004, we were entitled to borrow the full amount of the line. The renewed line offers either a prime-based (prime plus 0.25%) or LIBOR-based (LIBOR plus 2.0%) pricing option for advances made under it and is collateralized by substantially all of our assets. The line of credit carries customary covenants, including the maintenance of a minimum modified quick ratio, minimum tangible net worth, and other requirements. We had no outstanding borrowings under this agreement at December 31, 2004.
      At December 31, 2004, maturities of other outstanding short-term debt raised to fund working capital were $19, all repayable in the first quarter of 2005.

Leases and Lease Lines of Credit
      During April 2003, we obtained a $2,500 lease line of credit from General Electric Capital Corporation (“GE Capital”). Individual operating lease schedules under this lease line carry three-year terms. Financing charges are based on the fixed basic term lease rate factor. The interest rates on the various schedules which are incorporated into the lease payments under this lease line, which are incorporated into the operating lease payments, range from 2.85% to 3.45%. The lease line is being used as an alternative source of capital to secure operating leases for assets, primarily equipment. In March 2004, this line was renewed for $2,000 (in addition to amounts for assets already leased under the line). Terms of the new line are substantially the same as the expiring line. The primary difference is that lease terms under the new line range from 30 to 36 months. As of December 31, 2004 and 2003, respectively, assets with an original cost of $1,707 and $820 were leased under our lease lines with GE Capital. Future minimum lease payments under this lease line are $1,579 as of December 31, 2004.
      During August 2002, we obtained a $1,500 lease line of credit from Bank of America. Bank of America assigned the leases under this line to GE Capital in 2004. Amounts used under this lease line are secured by a letter of credit against our line of credit with Silicon Valley Bank discussed above. Assets leased under this lease line carry three-year lease terms. Financing charges are based on three-year constant Treasury Maturities. The interest rates on the various schedules under this lease line, which are incorporated into the operating lease payments, range from 2.75% to 2.90%. The lease line was used as an alternative source of capital to secure operating leases for assets, primarily equipment. As of December 31, 2004 and 2003, assets with an original cost of $1,286 were leased under this lease line. Future minimum lease payments under this lease line are $429 as of December 31, 2004. As the lease line has expired, no further assets will be leased under this line of credit.

TRIPATH IMAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We also lease our office and manufacturing facilities and certain other office equipment under operating leases, with various renewal options, expiring at various times through 2018.
      At December 31, 2004, future minimum lease payments under operating leases are as follows:

2005	$1,915
2006	1,836
2007	1,471
2008	891
2009	762
Thereafter	6,182

$13,057

      Rent expense amounted to $2,066, $2,280 and $1,656 during 2004, 2003 and 2002, respectively.

Other Liabilities and Commitments
      On July 31, 2001, we entered into a series of agreements with Becton Dickinson and Company (“BD”) to develop and commercialize tests for malignant melanoma and cancers of the cervix, breast, ovary and prostate using genomic and proteomic markers identified at Millennium Pharmaceuticals, Inc. (“Millennium”). We have accounted for the transaction in accordance with the provisions of SFAS No. 68, “Research and Development Arrangements.” In connection with the transaction, we recorded $6,198 in deferred research and development (“R&D”) funding, which was amortized against such expenses over thirty months on a straight-line basis. During 2004 and 2003, respectively, we recorded $207 and $2,479 of amortization against R&D expenses. This deferred R&D funding was fully amortized as of January 31, 2004.
      During 2001 we entered into a contract with a vendor in Switzerland to purchase a minimum of 300 and up to 525 base units for our PrepStain instrument. In terms of the original contract we committed to purchase at least 300 complete units by December 31, 2004, and to the extent that we purchased less than 525 complete units, we would have been obligated to purchase component parts for the balance by the end of 2005. In late 2004 and early 2005 we negotiated a favorable conclusion to this contractual agreement with the supplier. We now have no further obligation to purchase a balance of component parts and are only committed to purchase a further 25 base units in 2005. Our remaining commitment in terms of the negotiated settlement approximates $295 based on the exchange rate in effect at December 31, 2004.

6.	Income Taxes
      At December 31, 2004, we had net tax loss carryforwards of approximately $218,835, which have an expiration period that begins in 2005 and ends in 2024 for federal income tax purposes. We also have approximately $4,171 in research and development carryforwards that have an expiration period that begins in 2006 and ends in 2024. Due to the prior issuance and sale of shares of preferred stock, the Merger in 1999 and changes in ownership, we have incurred “ownership changes” pursuant to applicable regulations in effect under the Internal Revenue Code of 1986, as amended.
      Our use of losses incurred through the date of these ownership changes may be limited, thereby negatively impacting the ultimate utilization of these losses. To the extent that any single-year loss is not utilized to the full amount of the limitation, such unused loss is carried over to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period.
      Approximately $6,446 of the net tax loss carryforward is attributed to the deduction for stock options, the tax effect of which will be credited to equity when and if recognized.

TRIPATH IMAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred income taxes reflect the net tax effects of temporary differences between the tax basis of assets and liabilities and the corresponding financial statement amounts. Significant components of our deferred income tax assets (liabilities) are as follows:

	December 31,

	2004	2003

Net tax loss carryforwards	$83,340	$75,581
Research and development credits	4,171	3,831
Accrued vacation	149	177
Accrued warranty costs	60	136
Allowance for doubtful accounts	480	797
Charitable contribution carryforwards	22	11
Deferred research and development	—	72
Intangible assets, net of amortization	1,902	2,691
Inventory	1,694	1,291
Other	358	1,044
Property and equipment	(208)	(89)
Valuation allowance	(91,968)	(85,542)

	$—	$—

      Due to the uncertainty of our ability to generate taxable income to realize our deferred tax assets, a valuation allowance has been established for financial reporting purposes equal to the amount of the net deferred tax assets. Our valuation allowance was $91,968 and $85,542 at December 31, 2004 and 2003, respectively.
      A reconciliation of the federal statutory rate to our effective income tax rate is as follows:

	2004	2003

Income tax provision at federal statutory rate	35.0%	35.0%
State income tax, net	3.0	—
Permanent items and other	127.0	17.4
Change in valuation allowance	(165.0)	(52.4)

Effective tax rate	—	—

7.	Stockholders’ Equity

Preferred Stock
      Pursuant to our amended and restated Certificate of Incorporation, the Board of Directors has the authority, without further vote or action by the stockholders, to issue up to 1,000,000 shares of Preferred Stock in one or more series and to fix the relative rights, preferences, privileges, qualifications, limitations and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of Common Stock. At December 31, 2004 there were no shares of Preferred Stock outstanding.

TRIPATH IMAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock
      On July 31, 2001, we completed a private placement of securities under Regulation D of the Securities Act with BD pursuant to which BD acquired 2,500,000 shares of our common stock for $10.00 per share. We accounted for a portion of these proceeds in accordance with the provisions of FASB SFAS No. 68, “Research and Development Arrangements” and recorded $6,198 thereof as deferred research and development funding, which was amortized against such expenses over thirty months on a straight-line basis. The transaction with BD provided us with an additional $25,000 in cash. In a separate agreement, in July 2001 we entered into a research license for our evaluation of certain patents in the area of colon cancer with Millennium. In consideration of this agreement, we issued to Millennium 400,000 shares of our common stock. We also paid $1,000 in connection with other aspects of the transaction. In May 2003, we decided not to exercise our rights to the colon cancer license and not to develop technology related to colon cancer through our collaboration with BD.

Earnings/(Loss) Per Share
      The following table represents a reconciliation of the weighted average shares used in the calculation of basic and diluted earnings/(loss) per share:

	2004	2003	2002

Basic	38,005,626	37,626,268	37,437,952
Assumed conversion of:
Stock options	1,084,074	—	—
Warrants	61,058	—	—

Diluted	39,150,758	37,626,268	37,437,952

      The following table summarizes the potential common shares not included in the computation of diluted earnings/ (loss) per share because their impact would have been antidilutive:

	2004	2003	2002

Stock options	1,931,148	3,827,347	3,766,983
Warrants	800,000	223,253	5,302,283

	2,731,148	4,050,600	9,069,266

Equity Incentive Plans
      We have stock option plans (the “Plans”) under which incentive and non-statutory stock options, stock appreciation rights and restricted stock may be granted to our employees, directors or consultants.
      In November 1996, we adopted the 1996 Equity Plan. Pursuant to the 1996 Equity Plan, our employees, employees of our subsidiaries, directors and consultants may receive options to purchase common stock and other common stock awards. The 1996 Equity Plan is administered by the Compensation Committee. A maximum of 7,996,325 shares have been authorized to cover grants and awards under the 1996 Equity Plan.
      In June 1997, we adopted the 1997 Director Plan. Pursuant to the 1997 Director Plan, eligible directors may receive options to purchase common stock. Additionally, each time an eligible director is elected or re-elected to the Board of Directors, the eligible director is automatically granted an option to purchase 30,000 shares of our common stock. The 1997 Director Plan is administered by the Board of Directors. A maximum of 450,000 shares have been authorized to cover grants and awards under the 1997 Director Plan.

TRIPATH IMAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We also have two plans from NeoPath, Inc., the NeoPath 1989 Stock Option Plan and NeoPath 1999 Plan. No further shares of common stock are available for grant or award under these plans, which have balances of unexercised shares of 104,441 and 51,801, respectively as of December 31, 2004.
      For years covered by this report, stock options are the only instrument granted or issued under these plans. Generally, except for eligible directors, where the vesting period is ratably over 36 months, option grants vest ratably over a 48-month term. Stock options expire ten years from the date of grant. The exercise price of options granted, as determined by the Compensation Committee or Board of Directors, approximates fair market value of our common stock at the time of the grant.
      A summary of activity under the Plans is as follows:

	Options Outstanding

	Number of	Weighted-Average
	Shares	Exercise Price

Outstanding at December 31, 2001	3,487,462	$7.26
Options granted	897,850	4.78
Options exercised	(127,354)	1.19
Options canceled/expired	(490,975)	8.23

Outstanding at December 31, 2002	3,766,983	$6.74
Options granted	594,400	4.04
Options exercised	(233,493)	5.34
Options canceled/expired	(300,543)	7.19

Outstanding at December 31, 2003	3,827,347	6.37
Options granted	1,315,849	9.02
Options exercised	(197,197)	4.95
Options canceled/expired	(372,361)	10.10

Outstanding at December 31, 2004	4,573,638	$6.89

	Options Outstanding			Options Exercisable

	Number	Weighted-Average		Number
	Outstanding at	Remaining		Exercisable at
	December 31,	Contractual Life	Weighted-Average	December 31,	Weighted-Average
Price Range	2004	(Years)	Exercise Price	2004	Exercise Price

$ 0.20 - $ 0.20	65,556	1.9	$0.20	65,556	$0.20
1.72 - 2.55	357,672	8.0	2.49	160,254	2.48
2.63 - 3.85	81,496	6.7	3.53	68,647	3.52
3.98 - 5.89	1,604,833	5.6	4.77	1,434,302	4.80
6.00 - 9.00	1,426,376	8.2	8.01	567,643	7.08
9.04 - 10.94	939,149	7.2	10.26	819,527	10.37
16.45 - 16.45	98,556	3.2	16.45	98,556	16.45

$ 0.20 - $16.45	4,573,638	6.8	$6.89	3,214,485	$6.74

Employee Stock Purchase Plan
      In 2002, we introduced our TriPath Imaging, Inc. Employee Stock Purchase Plan with 1,000,000 shares of common stock for authorized issuance. The plan qualifies as an “employee stock purchase plan” under

TRIPATH IMAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Section 423 of the Internal Revenue Code and permits substantially all employees to purchase a limited number of shares of the Corporation’s stock at 85% of market value. We issue shares to employees semi-annually in June and December of each year. A summary of shares issued is as follows:

	2004	2003	2002

June	20,964	50,631	24,142
December	13,235	22,940	51,157

	34,199	73,571	75,299

SFAS 123
      We have adopted the disclosure-only provisions of SFAS 123 and presented the relevant disclosures in Note 2. In accordance with SFAS 123, the fair value of each grant under its plans was determined by using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,

	2004	2003	2002

Risk-free interest rate	3.23%	2.45%	3.86%
Expected dividend yield	0.00%	0.00%	0.00%
Expected lives	48 months	48 months	48 months
Expected volatility	0.85	0.93	1.02
Weighted-average fair value of grants	$9.02	$4.04	$4.78

Warrants
      On February 9, 1999, we completed a $14,500 private equity transaction. In connection with the financing, we issued to a related party five-year warrants to purchase 79,030 shares of common stock at an exercise price of $7.45 per share. These warrants were exercised during November 2003 using a net issuance provision resulting in the issuance of 12,997 shares.
      On February 8, 2000, we closed a $7,000 subordinated term loan with a syndicate of lenders to finance operations (see Note 5). We issued warrants to the lenders to purchase 223,253 shares of common stock at a weighted-average exercise price of $4.70 per share. The warrants were exercisable upon issuance. In January 2004, 100,583 of these warrants were exercised using the net issuance provision contained in such warrants resulting in the issuance of 41,677 shares. The remaining 122,670 warrants outstanding have a weighted average exercise price of $4.28 and expire in January 2007.
      On November 14, 2000, we completed a $43,000 private equity transaction with a subsidiary of Hoffmann-La Roche (“Roche”) in terms of which Roche acquired 5 million shares of our common stock for $8.00 per share. Additionally, Roche simultaneously acquired, for an aggregate purchase price of $3,000, warrants to purchase an additional 5 million shares at strike prices ranging from $10.00 to $15.00 per share. The proceeds from the sale of these warrants were recorded as additional paid-in capital. The warrants were not exercised and expired in November 2003 pursuant to their terms.
      In May 2004, we entered into a new multi-year agreement with Quest Diagnostics Incorporated (“Quest Diagnostics”) in terms of which Quest Diagnostics uses our SurePath and PrepStain products. In connection with the new agreement, we issued Quest Diagnostics incentive warrants with respect to an aggregate of 4 million shares of our common stock as follows: a three-year warrant exercisable immediately for 800,000 shares at an exercise price of $9.25 per share; a three-year warrant exercisable upon achievement of a certain milestone for 200,000 shares at an exercise price of $10.18 per share; a three-year warrant exercisable upon achievement of a certain milestone for 500,000 shares at an exercise price of $10.64 per share; a four-

TRIPATH IMAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
year warrant exercisable upon achievement of a certain milestone for 1 million shares at an exercise price of $11.56 per share; and a four-year warrant exercisable upon achievement of a certain milestone for 1.5 million shares at an exercise price of $12.03 per share. The milestones all are based on the volume of SurePath tests purchased by Quest Diagnostics within specified time periods. In addition, the warrants permit exercise on a net issuance basis and are subject to a lock-up provision, which prohibits sales and other transfers of the underlying shares for a period of two years and subjects sales for an additional one year thereafter to certain limitations. When and if it becomes apparent that any of the four tranches of currently unexercisable warrants held by Quest may vest upon the achievement of the applicable sales-based milestone, we will amortize the resulting deferred sales discounts over the related number of tests in the six-month period for which the warrants were earned. In connection with this agreement, the initial 800,000 warrants were valued using a Black-Scholes pricing model upon issuance at $3,896, which represented a deferred sales discount. These warrants, which expire in 2007, were recorded as additional paid-in capital and the resulting deferred sales discount is being amortized on a straight-line basis against revenues over the five-year term of the agreement. During 2004, we recorded $519 of amortization as a reduction of revenues. Included in ‘other current assets’ and ‘other assets’ at December 31, 2004 are the unamortized balances of $779 and $2,597, respectively.
      As of December 31, 2004, there were a total of 922,670 common stock warrants outstanding with a weighted-average exercise price of $8.59. These warrants expire in January and May 2007.

Common Stock Reserved for Future Issuance
      At December 31, 2004, we have reserved authorized shares of common stock for future issuance as follows:

December 31,
2004

Outstanding stock options	4,573,638
Possible future issuance under equity incentive plans	1,848,583
Possible future issuance under Employee Stock Purchase Plan	816,931
Common stock warrants	922,670

Total shares reserved	8,161,822

Deferred Compensation
      In accordance with APB 25, for stock options and restricted stock grants granted at exercise prices below fair value, we record deferred compensation expense for the difference between the exercise price of the shares and the fair value. The amounts are amortized to compensation expense over the vesting period of the individual options, generally 48 months. Amortization of deferred compensation amounted to $11, $26 and $39 during 2004, 2003 and 2002, respectively. We adjusted the deferred compensation amount by $30 and $35 in 2004 and 2002, respectively, to reflect the cancellation of options granted to terminated employees.

8.	Operations by Industry Segment and Geographic Area

Description of Products and Services by Segment
      We currently operate in two business segments: Commercial Operations and TriPath Oncology (see Note 1).

TRIPATH IMAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Results by Segment
      The results, by segment, for 2004, 2003 and 2002 follow:

	2004

	Commercial
	Operations	TriPath Oncology	Total

Revenues	$67,862	$642	$68,504
Cost of revenues	21,072	158	21,230

Gross profit	46,790	484	47,274
Operating expenses:
Research and development	2,005	9,275	11,280
Regulatory	3,263	619	3,882
Sales and marketing	18,126	514	18,640
General and administrative	8,652	4,486	13,138

	32,046	14,894	46,940

Operating income/(loss)	$14,744	$(14,410)	$334

	2003

	Commercial
	Operations	TriPath Oncology	Total

Revenues	$53,631	$133	$53,764
Cost of revenues	18,361	16	18,377

Gross profit	35,270	117	35,387
Operating expenses:
Research and development	2,319	6,542	8,861
Regulatory	4,763	671	5,434
Sales and marketing	17,318	1,006	18,324
General and administrative	7,264	4,423	11,687

	31,664	12,642	44,306

Operating income/(loss)	$3,606	$(12,525)	$(8,919)

TRIPATH IMAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2002

	Commercial
	Operations	TriPath Oncology	Total

Revenues	$37,485	$—	$37,485
Cost of revenues	14,922	—	14,922

Gross profit	22,563	—	22,563
Operating expenses:
Research and development	1,764	5,770	7,534
Regulatory	2,206	519	2,725
Sales and marketing	18,864	986	19,850
General and administrative	6,245	4,691	10,936

	29,079	11,966	41,045

Operating loss	$(6,516)	$(11,966)	$(18,482)

      All revenues were from external customers. There were no inter-segment revenues. Sales to external customers for the years ended December 31, 2004, 2003 and 2002, include the following:

	2004	2003	2002

Instruments
Commercial Operations	$7,029	$7,528	$6,495
TriPath Oncology	130	—	—

Total instruments	$7,159	$7,528	$6,495

Reagents
Commercial Operations	$52,683	$39,013	$24,730
TriPath Oncology	—	—	—

Total reagents	$52,683	$39,013	$24,730

Fee-per-use and other
Commercial Operations	$8,150	$7,090	$6,260
TriPath Oncology	512	133	—

Total fee-per-use and other	$8,662	$7,223	$6,260

Total revenues
Commercial Operations	$67,862	$53,631	$37,485
TriPath Oncology	642	133	—

Total consolidated revenues	$68,504	$53,764	$37,485

      Reagent revenues for 2004 in our Commercial Operations segment are net of $519 of amortization of the non-cash sales discount related to the Quest warrants (see Note 7 above).

TRIPATH IMAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tables below disclose certain other selected segment information:

	2004	2003	2002

Depreciation and amortization
Commercial Operations	$4,698	$4,154	$3,774
TriPath Oncology	240	228	126

Total consolidated depreciation and amortization	$4,938	$4,382	$3,900

Amortization of deferred R&D funding from BD recorded as an offset to R&D expense for TriPath Oncology	$(207)	$(2,479)	$(2,479)

Purchases of property and equipment
Commercial Operations	$1,059	$61	$1,430
TriPath Oncology	156	85	821

Total consolidated purchases of property and equipment	$1,215	$146	$2,251

Additions to other intangible assets
TriPath Oncology	$319	$—	$—

	2004	2003

Segment assets
Commercial Operations	$100,717	$89,861
TriPath Oncology	1,035	1,849

Total segment assets	$101,752	$91,710
Reconciling item
Inter-segment loan account	(34,218)	(25,782)

Total consolidated assets	$67,534	$65,928

      During 2001, our TriPath Oncology segment received $6,198 in deferred R&D funding from BD, which was amortized as an offset to R&D expenses over thirty months on a straight-line basis. This deferred R&D funding was fully amortized as of January 31, 2004 (see tables above).

Geographic Area Data
      Domestic revenues are generated primarily by direct sales activities. We initiated expansion of our field sales forces in September 2004, targeted primarily towards our pursuit of additional business under our agreements with large commercial laboratories. International revenues continue to be derived primarily through distributors, except in Canada where we sell directly to our laboratory customers. Revenues by geographic area (or country) are reflected in the table below:

	2004		2003		2002

United States	$49,663	72%	$39,491	73%	$25,520	68%
International	18,841	28%	14,273	27%	11,965	32%

Total Revenues	$68,504		$53,764		$37,485

TRIPATH IMAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2004	2003	2002

International Revenues
Europe	$8,177	$6,087	$4,938
Canada	6,425	5,524	4,282
Asia	3,883	2,376	2,585
Rest of world	356	286	160

Total international revenues	$18,841	$14,273	$11,965

      Revenues are attributed to countries based on the location of our customers, which include both distributors and end-users.
      Our largest customer accounted for 7%, 6% and 8% of total revenues in 2004, 2003, and 2002, respectively.

9.	Related Party Transactions
      We had a temporary arrangement with BD, a shareholder, for leasing a portion of BD’s facility in Research Triangle Park, North Carolina (“RTP”). Total rent paid to BD amounted to $28, $46 and $130 during 2004, 2003 and 2002, respectively. This arrangement continued, primarily for use of BD’s animal laboratory facilities, though on a much-reduced scale after TriPath Oncology occupied its new space in the RTP area of North Carolina in July of 2002. We also recovered certain R&D expenses from BD, which were incurred by TriPath Oncology on behalf of BD in terms of our arrangement with BD. These recoveries were set-off against R&D expenses in our TriPath Oncology segment and amounted to $982, $3,156 and $1,480 in 2004, 2003 and 2002, respectively.

10.	Employee Benefits
      We maintain a qualified 401(k) Retirement Plan covering substantially all employees that provides for voluntary salary deferral contributions. Total expense for the plan, including employer contributions, amounted to $405, $435 and $336 during 2004, 2003 and 2002, respectively.
      Since January 1, 2002, we began offering to employees a qualified Employee Stock Purchase Plan covering substantially all employees that provide for voluntary salary deferral contributions for the purchase of our stock subject to the provisions of the Plan. There was no expense associated with this plan recorded in 2004, 2003 or 2002.

11.	Contingencies
      At December 31, 2003, we had accounts and notes receivable of $2,036 from a company which disclosed to us its intention to exit the cervical cytology business. The contract we had with this customer was a multi-year agreement that included commitments for reagents and disposables. As we were unable to reach a mutually acceptable settlement through negotiations, we filed suit against that company in February 2003 in state court in North Carolina to enforce our rights under the agreement. In February 2004, we settled the dispute pursuant to a confidential settlement agreement. As a result of the payments that we have received and are entitled to receive through the terms of the settlement and the reserve that we established when the dispute arose, we are not required to record any additional charge against revenues. To date, both parties have complied with the terms of the settlement agreement.
      We compete with Cytyc Corporation (Cytyc) with respect to the sale of our FocalPoint and Cytyc’s sale of its ThinPrep Imaging System. We believe Cytyc’s ThinPrep Imaging System infringes our patents and, on

TRIPATH IMAGING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 16, 2003, we filed a lawsuit in the United States District Court for the Middle District of North Carolina seeking damages and injunctive relief to stop such infringement.
      On January 5, 2004, the district court in Massachusetts entered an order consolidating this lawsuit into a single action with a lawsuit that Cytyc had filed in Massachusetts. On April 30, 2004, the district court granted us leave to amend our complaint and answer in the consolidated action to assert infringement against Cytyc’s ThinPrep Imaging System under two additional patents. The fact discovery period has now been completed. The expert discovery period runs through April 29, 2005. The court has set a scheduling conference for May 5, 2005. At present the court has not scheduled a Markman hearing to hear argument on the patent claim construction issues. We anticipate that a trial will be scheduled sometime in 2006 based on the current case schedule. We are unable to predict the ultimate outcome. Similarly, we are unable to predict the potential effect on our business and results of operations that any outcome may ultimately have.
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

12.	Quarterly Results of Operations (Unaudited)

2004	March 31	June 30	September 30	December 31

Revenues	$15,510	$16,721	$18,028	$18,245
Gross profit	10,598	11,720	12,499	12,457
Net Income/(loss)	(884)	203	978	308
Earnings/(loss) per common share(1)
Basic	$(0.02)	$0.01	$0.03	$0.01
Diluted	$(0.02)	$0.01	$0.02	$0.01

2003	March 31	June 30	September 30	December 31

Revenues	$11,147	$13,252	$14,113	$15,252
Gross profit	7,269	8,621	9,308	10,189
Net loss	(2,350)	(2,655)	(1,609)	(1,924)
Loss per common share (basic & diluted)(1)	$(0.06)	$(0.07)	$(0.04)	$(0.05)

(1)	The sum of per share earnings by quarter may not equal earnings per share for the year due to changes in average share calculations. This is in accordance with prescribed reporting requirements.