Form 10-Q
period 2005-03-31
TRIPATH IMAGING INC
filed 2005-05-05
CIK 1041426

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___to

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2005

Common Stock, $.01 par value	38,174,132

TriPath Imaging, Inc.

Note Regarding Trademarks

     We have registered trademarks in the United States for AutoCyte®, AutoCyte Quic®, CytoRich®, ImageTiter®, PAPMAP®, PrepMate®, SlideWizard®, and TriPath Imaging®. We have pending U.S. trademark applications for i3 SeriesTM, FocalPointTM, PrepStainTM, ProExTM, SureDetectTM, SurePathTM, TriPath Care TechnologiesTM, and TriPath OncologyTM. Foreign registrations are maintained for several of our trademarks in Argentina, Australia, Brazil, Canada, Chile, China, the European Union, Finland, Hong Kong, Indonesia, Israel, Japan, Malaysia, Norway, the Russian Federation, South Africa, Sweden, Switzerland, Taiwan, and the United Kingdom. We have pending foreign trademark applications for FocalPointTM, i3 SeriesTM, PAPNETTM, PrepStainTM, SurePathTM, ProExTM, and TriPath Care TechnologiesTM. In addition to trademark activity, we include a copyright notice on all of our documentation and operating software. There can be no assurance that any trademarks or copyrights that we own will provide competitive advantages for our products or will not be challenged or circumvented by our competitors. All other products and company names are trademarks of their respective holders.

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TriPath Imaging, Inc.

Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2005	2004

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,247	$18,949
Accounts receivable, net	15,072	13,643
Inventory, net	10,877	10,723
Other current assets	2,169	1,582

Total current assets	48,365	44,897

Customer use assets, net	7,511	7,688
Property and equipment, net	3,288	3,290
Other assets	3,498	3,777
Intangible assets	7,671	7,882

Total assets	$70,333	$67,534

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,561	$3,668
Accrued expenses	3,787	3,750
Deferred revenue and customer deposits	1,497	1,551
Current portion of debt	—	19

Total current liabilities	10,845	8,988

Stockholders’ equity:
Common stock, $0.01 par value; 98,000,000 shares authorized; 38,162,430 and 38,127,501 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	382	381
Additional paid-in capital	290,257	290,114
Deferred compensation	(8)	(11)
Accumulated deficit	(231,490)	(232,415)
Accumulated other comprehensive income	347	477

Total stockholders’ equity	59,488	58,546

Total liabilities and stockholders’ equity	$70,333	$67,534

See accompanying notes to condensed consolidated financial statements

TriPath Imaging, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three months ended
	March 31,

	2005	2004
Revenues	$19,327	$15,510
Cost of revenues	5,779	4,912

Gross profit	13,548	10,598

Operating expenses:
Research and development	3,129	2,334
Regulatory	752	1,074
Sales and marketing	4,942	4,929
General and administrative	3,895	3,222

	12,718	11,559

Operating income/(loss)	830	(961)
Interest income	100	83
Interest expense	(5)	(6)

Net income/(loss)	$925	$(884)

Earnings/(loss) per common share
Basic	$0.02	$(0.02)
Diluted	$0.02	$(0.02)

See accompanying notes to condensed consolidated financial statements

TriPath Imaging, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three months ended
	March 31,
	2005	2004

Operating activities
Net income/(loss)	$925	$(884)
Adjustments to reconcile net income/(loss) to net cash provided by/(used) in operating activities:
Depreciation and amortization	1,264	1,198
Non-cash sales discount	432	—
Amortization of deferred research and development	—	(207)
Change in operating assets and liabilities:
Accounts receivable	(1,373)	169
Inventory	(739)	(921)
Accounts payable and other current liabilities	1,676	(146)
Other	(556)	(690)

Net cash provided by/(used in) operating activities	1,629	(1,481)

Investing activities
Purchases of property and equipment	(259)	(3)
Other	—	(7)

Net cash used in investing activities	(259)	(10)

Financing activities
Proceeds from debt	—	189
Proceeds from exercise of stock options	143	262
Principal payments on debt and capital leases	(19)	(78)

Net cash provided by financing activities	124	373

Effect of exchange rate changes on cash	(196)	50

Net increase/(decrease) in cash and cash equivalents	1,298	(1,068)
Cash and cash equivalents at beginning of period	18,949	20,954

Cash and cash equivalents at end of period	$20,247	$19,886

See accompanying notes to condensed consolidated financial statements

TriPath Imaging, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)
March 31, 2005

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by TriPath Imaging, Inc. in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring accruals) that, in our opinion, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future periods. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K (File No. 0-22885) for the year ended December 31, 2004.

2. Inventory

Inventory consists of the following:

	March 31,	December 31,
	2005	2004

Stage of production:
Raw materials	$9,014	$9,067
Work-in-process	1,798	1,747
Finished goods	3,444	3,014

	14,256	13,828
Reserves for obsolete and slow moving inventory	(3,379)	(3,105)

	$10,877	$10,723

Categories:
Instruments	$12,720	$12,293
Reagents and consumables	1,536	1,535

	14,256	13,828
Reserves for obsolete and slow moving inventory	(3,379)	(3,105)

	$10,877	$10,723

For the three months ended March 31, 2005 and 2004, movements of $608 and $1,113, respectively, occurred between customer-use assets and inventory.

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

The following represents a reconciliation of the weighted average shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2005	2004

Basic

Assumed conversion of:	38,155,477	37,898,731
Stock options	1,085,864	—
Warrants	16,727	—

Diluted	39,258,068	37,898,731

The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	March 31,
	2005	2004

Stock options	2,182,244	3,937,270
Warrants	800,000	122,670

	2,982,244	4,059,940

4. Long-Term Debt

In connection with a term loan, which was fully repaid in 2003, we issued to the lenders warrants to purchase 223,253 shares of our common stock. Using a Black-Scholes pricing model, the warrants were valued upon issuance at $675, which represented non-cash debt issuance costs. These warrants, which expire in 2007, were recorded as additional paid-in capital and the resulting debt issuance costs were amortized on a straight-line basis to interest expense over the three-year term of the loan. That amortization has been completed. The warrants were exercisable upon issuance. In January 2004, 100,583 of these warrants were exercised using the net issuance feature contained in such warrants resulting in the issuance of 41,677 shares of common stock. The remaining warrants outstanding, 122,670 in total, have a weighted average exercise price of $4.28.

5. Lines of Credit

In January 2005, we renewed our $7,500 working capital facility with Silicon Valley Bank. We also extended the term of the line of credit to 15 months with an expiration date of April 27, 2006. The entire amount of the line is available as long as certain financial covenants are met. If these covenants are not met, the available balance is limited to an amount equal to 80% of eligible accounts receivable. At March 31, 2005, we were entitled to borrow the full amount of the line. The renewed line offers either a prime-based (prime plus 0.25%) or LIBOR-based (LIBOR plus 2.0%) pricing option for advances made under it and is collateralized by substantially all of our assets. The line of credit carries customary covenants, including the maintenance of a minimum modified quick ratio, minimum tangible net worth, and other

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

requirements. We had no outstanding borrowings under this agreement at March 31, 2005; however, a letter of credit securing assets leased under the Bank of America lease line, discussed below, was issued under this line of credit and remains outstanding for the remaining balance payable under that lease line.

During April 2003, we obtained a $2,500 lease line of credit from General Electric Capital Corporation (“GE Capital”). Individual operating lease schedules under this lease line carry three-year terms. Financing charges are based on the fixed basic term lease rate factor. The interest rates on the various schedules, which are incorporated into the lease payments under this lease line, range from 2.85% to 3.45%. The lease line is being used as an alternative source of capital to obtain assets, primarily equipment, subject to operating leases. In March 2004, this line was renewed for $2,000 (in addition to amounts for assets already leased under the line). Terms of the new line are substantially the same as the expiring line. The primary difference is that lease terms under the new line range from 30 to 36 months. As of March 31, 2005 and December 31, 2004, assets with an original cost of $1,707 were leased under our lease lines with GE Capital. No new assets were added to the line during the first quarter of 2005. Future minimum lease payments under this lease line are $1,415 as of March 31, 2005.

During August 2002, we obtained a $1,500 lease line of credit from Bank of America. Bank of America assigned the leases under this line to GE Capital in 2004. Amounts used under this lease line are secured by a letter of credit against our line of credit with Silicon Valley Bank discussed above. Assets leased under this lease line carry three-year lease terms. Lease rates are based on three-year constant Treasury Maturities. The interest rates on the various schedules under this lease line, which are incorporated into the operating lease payments, range from 2.75% to 2.90%. The lease line was used as an alternative source of capital to obtain assets, primarily equipment, subject to operating leases. As of March 31, 2005 and December 31, 2004, assets with an original cost of $1,286 were leased under this lease line. Future minimum lease payments under this lease line are $317 as of March 31, 2005. As the lease line has expired, no further assets will be leased under this line of credit.

6. Other Liabilities and Commitments

On July 31, 2001, we entered into a series of agreements with Becton, Dickinson and Company (“BD”) to develop and commercialize tests for malignant melanoma and cancers of the cervix, breast, ovary and prostate using genomic and proteomic markers identified at Millennium Pharmaceuticals, Inc. (“Millennium”). We have accounted for the transaction in accordance with the provisions of SFAS No. 68, “Research and Development Arrangements.” In connection with the transaction, we recorded $6,198 in deferred research and development (“R&D”) funding, which was amortized against such expenses over thirty months on a straight-line basis. During the three months ended March 31, 2004 we recorded $207 of amortization against R&D expense. This deferred R&D funding was fully amortized as of January 31, 2004.

During 2001 we entered into a contract with a vendor in Switzerland to purchase a minimum of 300 and up to 525 base units for our PrepStain instrument. Under the terms of the original contract we committed to purchase at least 300 complete units by December 31, 2004, and to the extent that we purchased less than 525 complete units, we would have been obligated to purchase component parts for the balance by the end of 2005. In late 2004 and early 2005 we negotiated a favorable conclusion to this contractual agreement with the supplier. We now have no further obligation to purchase a balance of component parts and are only committed to purchase an additional 25 base units in 2005. Our remaining commitment in terms of the negotiated settlement approximates $257 based on the exchange rate in effect at March 31, 2005.

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

7. Stock-Based Transactions

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

Had compensation cost for our stock options been determined based on the fair value at the date of grant consistent with the provisions of SFAS 123 and 148, with respect to our Equity Incentive Plan and our Employee Stock Purchase Plan, our pro forma net income/(loss) and net earnings/(loss) per share would have been as follows:

	Three Months Ended
	March 31,
	2005	2004
Net income/(loss), as reported	$925	$(884)
Stock-based compensation included in reported net income/(loss)	3	3
Stock-based compensation expense under fair value based method for all plans	(1,037)	(1,046)

Pro forma net loss	$(109)	$(1,927)

Net earnings/(loss) per common share (basic & diluted):
Basic:
As reported	$0.02	$(0.02)
Pro forma	$0.00	$(0.05)
Diluted
As reported	$0.02	$(0.02)
Pro forma	$0.00	$(0.05)

In May 2004, we entered into a new multi-year agreement with Quest Diagnostics Incorporated (“Quest Diagnostics”) pursuant to the terms of which Quest Diagnostics uses our SurePath and PrepStain products. In

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

connection with the new agreement, we issued Quest Diagnostics sales-based warrants with respect to an aggregate of 4 million shares of our common stock as follows: a three-year warrant exercisable immediately for 800,000 shares at an exercise price of $9.25 per share; a three-year warrant exercisable upon achievement of a certain milestone for 200,000 shares at an exercise price of $10.18 per share; a three-year warrant exercisable upon achievement of a certain milestone for 500,000 shares at an exercise price of $10.64 per share; a four-year warrant exercisable upon achievement of a certain milestone for 1 million shares at an exercise price of $11.56 per share; and a four-year warrant exercisable upon achievement of a certain milestone for 1.5 million shares at an exercise price of $12.03 per share. The milestones all are based on the volume of SurePath tests purchased by Quest Diagnostics within specified time periods. In addition, the warrants permit exercise on a net issuance basis and are subject to a lock-up provision, which prohibits sales and other transfers of the underlying shares for a period of two years and subjects sales for an additional one year thereafter to certain limitations. When and if it becomes probable that any of the four tranches of currently unexercisable warrants held by Quest Diagnostics may vest upon the achievement of the applicable sales-based milestone, we will amortize the resulting deferred sales discounts over the related number of tests in the six-month period for which the warrants were earned. In connection with this agreement, the initial 800,000 warrants were valued using a Black-Scholes pricing model upon issuance at $3,896, which represented a deferred sales discount. These warrants, which expire in 2007, were recorded as additional paid-in capital and the resulting deferred sales discount is being amortized on a straight-line basis against revenues over the five-year term of the agreement. During the first three months of 2005, we recorded $195 of amortization as a reduction of revenues related to this initial tranche of warrants. Included in ‘other current assets’ and ‘other assets’ at March 31, 2005 and December 31, 2004 are the unamortized balances of $779 in other current assets and $2,402 and $2,597 in other assets, respectively. During the first three months of 2005, it became probable that the first tranche of unexercisable sales-based warrants would vest during the second quarter of 2005 on achievement of the first sales-based milestone. The first of these sales based milestones was achieved in the second quarter of 2005. Using the guidance in the FASB’s Emerging Issues Task Force Release 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, this first tranche of 200,000 sales-based warrants were valued at March 31, 2005 using a Black-Scholes pricing model at $280. Based on the percentage of the milestone achieved by March 31, 2005, we recorded $237 as a reduction of revenues for the three months ended March 31, 2005 with respect to this tranche with a corresponding credit to accrued sales discount.

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

Results by Segment

The results, by segment, for the three months ended March 31, 2005 and 2004, are as follows:

	Three Months Ended March 31, 2005
	Commercial	TriPath
	Operations	Oncology	Total

Revenues	$19,079	$248	$19,327
Cost of revenues	5,619	160	5,779

Gross profit	13,460	88	13,548

Gross margin	70.6%	35.5%	70.1%
Operating expenses:
Research and development	476	2,653	3,129
Regulatory	551	201	752
Sales and marketing	4,905	37	4,942
General and administrative	2,678	1,217	3,895

Total operating expenses	8,610	4,108	12,718

Operating income/(loss)	$4,850	$(4,020)	$830

	Three Months Ended March 31, 2004
	Commercial	TriPath
	Operations	Oncology	Total

Revenues	$15,500	$10	$15,510
Cost of revenues	4,912	—	4,912

Gross profit	10,588	10	10,598

Gross margin	68.3%	100.0%	68.3%
Operating expenses:
Research and development	521	1,813	2,334
Regulatory	944	130	1,074
Sales and marketing	4,768	161	4,929
General and administrative	2,126	1,096	3,222

Total operating expenses	8,359	3,200	11,559

Operating income/(loss)	$2,229	$(3,190)	$(961)

All sales were generated from external customers. There were no inter-segment revenues. Sales to external customers in the TriPath Oncology segment were $248 during the three months ended March 31, 2005, and were primarily attributable to instruments sold. Sales to external customers in the TriPath Oncology segment during the three months ended March 31, 2004 were $10, attributable to services sold. Sales to external customers in the Commercial Operations segment for the three months ended March 31, 2005 and 2004, include the following:

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2005	2004

Reagents	$15,058	$11,502
Instruments	1,857	1,747
Fee-per-use, service and other	2,164	2,251

Total revenues — Commercial Operations	$19,079	$15,500

Reagent revenues for the three months ended March 31, 2005, in our Commercial Operations segment are net of $432 of amortization and accrual of the non-cash sales discount related to the Quest Diagnostics warrants (see Note 7 above).

The tables below disclose certain other selected segment information:

	Three Months Ended March 31,
	2005	2004
Depreciation and amortization
Commercial Operations	$1,208	$1,141
TriPath Oncology	56	57

Total consolidated depreciation and amortization	$1,264	$1,198

Amortization of deferred R&D funding from BD recorded as an offset to R&D expense
TriPath Oncology	$—	$(207)

Purchases of property and equipment
Commercial Operations	165	3
TriPath Oncology	94	—

Total consolidated purchases of property and equipment	$259	$3

	March 31,	December 31,
	2005	2004
Segment assets
Commercial Operations	$107,442	$100,717
TriPath Oncology	1,257	1,035

Total segment assets	$108,699	$101,752

Reconciling item
Inter-segment loan account	(38,366)	(34,218)

Total consolidated assets	$70,333	$67,534

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

	Three-Months Ended March 31,
	2005		2004
United States	$14,223	74%	$11,003	71%
International	5,104	26%	4,507	29%

Total Revenues	$19,327		$15,510

	Three
	Months Ended March 31,
	2005	2004
International Revenues
Europe	$1,658	$1,737
Canada	2,679	1,462
Asia	697	1,216
Rest of world	70	92

Total international revenues	$5,104	$4,507

Reagent revenues for the first three months of 2005 and 2004, respectively, were recorded as follows:

	Three Months Ended March 31,
	2005	2004
Domestic	$11,728	$8,818
International:
Europe	1,020	859
Canada	1,651	1,279
Asia	590	475
Rest of world	69	71

Total reagent revenues	$15,058	$11,502

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

On January 5, 2004, the district court in Massachusetts entered an order consolidating this lawsuit into a single action with a lawsuit that Cytyc had filed in Massachusetts. On April 30, 2004, the district court granted us leave to amend our complaint and answer in the consolidated action to assert infringement against Cytyc’s ThinPrep Imaging System under two additional patents. The fact discovery period has now been completed. The court has scheduled the deadline for the close of expert discovery at May 13, 2005. The court has set a scheduling conference for May 5, 2005. At present, the court has not scheduled a Markman hearing to hear argument on the patent claim construction issues. We anticipate that a trial will be scheduled sometime in late 2005 or 2006 based on the current case schedule. We are unable to predict the ultimate outcome. Similarly, we are unable to predict the potential effect on our business and results of operations that any outcome may ultimately have.

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

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

A legal entity is considered a VIE if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties. If the legal entity is a VIE, then the reporting entity that is the primary beneficiary must consolidate it. Even if a reporting entity is not obligated to consolidate a VIE, then certain disclosures must be made about the VIE if the reporting entity has a significant variable interest. Certain transition disclosures are required for all financial statements issued after December 15, 2003. The adoption of FIN 46 had no impact on our results of operations or our financial position as of and for the three months ending March 31, 2005.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4” (“SFAS 151”), to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . .”. SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier adoption permitted. The provisions of SFAS 151 shall be applied prospectively. We had not adopted SFAS 151 at March 31, 2005, but we believe that its adoption will have no material impact on our results of operations or on our financial condition.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost will be recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in SFAS 123. A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

Excess tax benefits, as defined by SFAS 123(R), will be recognized as an addition to paid-in capital. Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in paid-in capital to which it can be offset. The notes to financial statements will disclose information to assist users of financial information to understand the nature of share-based payment transactions and the effects of those transactions on the financial statements. SFAS 123(R) was originally to be adopted no later than July 1, 2005. However, in April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS 123(R).

The Commission’s new rule allows companies to implement SFAS 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005, or Dec. 15, 2005 for small business issuers. This means, for example, that the financial statements for a calendar year-end company like TriPath Imaging do not need to comply with SFAS 123(R) until the interim financial statements for the first quarter of 2006 are filed with the Commission.

The Commission’s new rule does not change the accounting required by SFAS 123(R); it changes only the dates for compliance with the standard. We expect to adopt SFAS 123(R) on January 1, 2006, as required.

We expect that the adoption of SFAS 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position or overall cash flow. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and loss per share (see Note 7 above). SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options and our ability to generate taxable income in the future), however no such operating cash flows for excess tax deductions were recognized in any of the periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

This report on Form 10-Q contains forward-looking statements based on our current plans and expectations of our management. Important information about the basis for these plans and expectations and certain factors that may cause our actual results to differ materially from these statements are contained below and in “Certain Factors Which May Affect Future Operations and Results,” below.

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

Our Commercial Operations unit is a commercial engine organized to grow sales, drive margin and generate cash. TriPath Oncology is the development engine of a broad based gene discovery program created to develop new molecular products for the early detection and clinical management of cancer. Our revenues are primarily generated today through our Commercial Operations unit from the sale of our cervical cytology screening products, in particular, the SurePath liquid-based Pap test. Although the products that we are developing in TriPath Oncology did not materially impact revenues in 2004 or the first quarter of 2005, we do expect to continue to generate revenues from some of these reagents and instruments in the remainder of 2005 and continue to believe that sales related to products developed by TriPath Oncology may significantly impact our growth in 2006 and beyond.

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

TriPath Oncology

Our TriPath Oncology business focuses on developing molecular diagnostic products for malignant melanoma and cancers of the cervix, breast, ovary, and prostate.

Our molecular oncology program focuses on using new discoveries in genomics and proteomics research to develop and commercialize molecular diagnostic products to improve the early detection and clinical management of certain types of cancer. We have active programs in development seeking to create tests to identify individuals with certain types of cancer at the earliest possible stage of the disease, provide individualized predictive and prognostic information, guide treatment selection for patients with cancer, and predict disease recurrence. The core products and services we are developing will be based upon genomic and proteomic markers that were identified through discovery research conducted at Millennium under its research and development agreement with BD as well as other markers that have been or may be identified independently of that agreement. We have sublicensed certain of BD’s rights to the proprietary markers. Our approach to marker discovery, identification, and prioritization is based on correlation with patient outcome and includes the evaluation of markers that have been previously identified by others as well as novel markers that have not been previously associated with our specific product indications. As a result, to ensure our freedom to utilize known markers and integrate them into our product candidates, we have in certain instances licensed them from third parties. We are concurrently pursuing intellectual property protection for the novel markers that we have identified and the proprietary formulations that we are creating from the combination of either novel or known markers as well as for molecular imaging systems. However, we cannot be sure that we will be able to license additional markers on a “go-forward” basis, on acceptable terms, if at all, or establish intellectual property protection of our novel markers, proprietary formulations or molecular imaging systems. During 2004 and early in 2005, we filed U.S. provisional, U.S. non-provisional and international (PCT) patent applications that covered our discoveries, validation, and clinical assay format development in our cervical screening, breast prognosis and ovarian molecular oncology programs. We cannot be sure that our products or technologies do not infringe patents that may be granted in the future pursuant to pending patent applications or that our products do not infringe any patents or proprietary rights of third parties or that all of our issued patents are valid.

Our molecular diagnostic products did not materially impact revenues in 2004 or in the first quarter of 2005; but we do expect to generate revenues from some of these reagents and instruments in the remainder of 2005 and continue to believe that sales related to these products may significantly impact our growth in 2006 and beyond. We intend to introduce some of our molecular diagnostic reagents and imaging systems in 2005. We expect to introduce our ProEx C and ProEx Br analyte specific reagents (ASRs) to early adopters among academic centers, hospital laboratories, and independent clinical laboratories in the U.S. through our existing laboratory sales organization. It is the responsibility of the laboratory that purchases the ASR to develop, validate, and promote the test as well as to demonstrate its clinical efficacy. We also expect to introduce our cervical and breast staging assays, and our molecular cytology imaging system outside the U.S. We expect that our interactive histology imaging system will be launched by Ventana Medical Systems pending 510(k) clearance of processing of the Ventana estrogen and progesterone receptor assays on the imaging system pursuant to our five-year global supply agreement under which Ventana obtained exclusive rights to sell and distribute worldwide a Ventana-branded version of the system. We believe the agreement provides the potential for capital equipment and fee-per-use revenues in 2005 should we be successful in gaining 510(k) clearance for processing Ventana’s estrogen and progesterone assays on the imaging system.

Developments

In the first quarter of 2005 we generated revenues of $19,327, a 24.6% increase from the first quarter of 2004, gross profit of $13,548, a 27.8% increase from the first quarter of 2004, and net income of $925 or $0.02 per share, a $1,809 improvement from the net loss of $884 in the first quarter of 2004.

As expected our growth in revenues in the first quarter of 2005 was primarily driven by the sale of SurePath reagents and disposables. Worldwide sales of SurePath reagents and disposables increased 30.9% from the first quarter of 2004 and accounted for 77.9% of total revenues generated in the quarter. The growth in SurePath sales was driven by three factors: 1) accelerated penetration of the large commercial laboratory segment in the U.S.; 2) expansion of our sales force in the U.S.; and 3) accelerated market penetration outside the U.S.

SurePath tests sold to the large commercial laboratories increased 144.5% from the first quarter of 2004 and 31.9% from the fourth quarter of 2004 and accounted for 33.4% of SurePath tests sold in the U.S. in the quarter as compared to 19.4% in the first quarter of 2004 and 27.0% in the fourth quarter of 2004. We recorded a $237 increase in the non-cash sales discount related to our agreement with Quest Diagnostics. This resulted from the vesting of 200,000 warrants held by Quest Diagnostics as a result of their achievement of the first sales-based milestone under the agreement in the second quarter of 2005 (see – “Results of Operations – Non-GAAP Financial Statements” below). SurePath tests sold to all customers in the U.S. increased 41.8% from the first quarter of 2004 reflecting the growth in tests sold to the large commercial laboratories as well as a 17.1% increase in tests sold to our traditional customer base. We estimate the SurePath liquid based Pap test’s share of the liquid based Pap test market in the U.S. increased to 16% in the quarter as compared to 12% in the first quarter of 2004 and 15% in the fourth quarter of 2004.

Our expanded physician targeted sales organization, including approximately 60 sales professionals, was deployed in the first quarter of 2005. We are continuing to expand our domestic sales organization and anticipate increasing the number of physician directed sales professionals to 70 by mid-year.

Revenues generated from the sale of SurePath reagents and disposables outside the U.S. increased 24.1% from the first quarter of 2004, reflecting 29.1% growth in Canada, 24.3% growth in Asia, and 18.8%

growth in Europe. In February and March 2005, our distributor in the U.K. entered into exclusive multi-year agreements with Strategic Health Authorities that comprise the Cumbria, Lancashire, North East, Yorkshire, and Humber regions of England. With these contracts, we now have cumulative commitments that represent nearly 25.0% of the liquid based Pap test market in the U.K. In early April 2005 we announced that we had renewed all of our major exclusive contracts to supply the SurePath liquid-based Pap test to laboratories in Canada. We estimate that these renewed contracts in Canada represent over 1.6 million SurePath tests per year.

Revenue growth from the sale of our molecular diagnostic products accounted for approximately 6.2% of our revenue growth in the first quarter of 2005 over the first quarter of 2004, reflecting sales of our molecular imaging systems. We have initiated a targeted launch of our ProEx C and ProEx Br analyte specific reagents in the U.S. and remain on track to introduce our cervical staging reagents outside the U.S. in the second quarter of 2005. Our application for 510(k) clearance for processing of Ventana estrogen and progesterone assays on our interactive histology imaging system is currently under consideration by the U.S. Food and Drug Administration (FDA). The launch of VIAS, the Ventana branded version of our interactive histology imaging system, awaits our receipt of this clearance. In the interim, we completed evaluation of the Ventana HER-2/Neu assay and anticipate filing an application for 510(k) clearance for processing of this assay on our interactive histology imager in the second quarter.

We continued to finalize the development of our cervical screening assay and, concurrently, continued our dialogue with FDA regarding the protocol for our clinical trial. We remain on track to initiate our cervical screening and breast staging clinical trials in the second half of 2005. We anticipate that some of the external research data relating to both our breast and cervical staging products will be presented or submitted for presentation in the second quarter. We also initiated the final marker selection process for our blood based ovarian cancer screening assay and continue to expect to release these reagents for research use only in the second half of 2005.

We received approval from the FDA for processing of pre-coated slides with the PrepStain Slide processor early in the first quarter of 2005. We are currently in the process of scaling up for the manufacture of this product and expect to release it later this year. Also in the first quarter we announced that we had withdrawn our PMA Supplement (PMAS) submission to the FDA to seek approval for expanded claims for the SurePath liquid-based Pap test to include an out-of-vial option for testing cervical cells collected using the SurePath Test Pack for the presence of high risk HPV DNA with the Digene hc2 High-Risk HPV DNA Test™. We have continued discussions with the FDA and are currently evaluating the additional information that may be required for resubmission of the PMAS at the earliest possible date. We have recently been in contact with the FDA regarding our PMAS application requesting expanded FocalPoint claims to include the use of the FocalPoint GS Imaging System. We have responded to the FDA’s questions and requests for clarification. Review of our response and pre-approval inspection is pending.

Our gross margin for the first quarter of 2005 was 70.1%, which compares favorably with our gross margin of 68.3% reported in the first quarter of 2004. The gross margin on incremental revenues generated by our commercial operations segment, which primarily reflect revenues generated from the sale of SurePath reagents, associated cytology instruments, including the PrepStain and FocalPoint Slide Profiler, and FocalPoint usage fees, was 80.3% as compared to 76.6% in the first quarter of 2004. As SurePath sales to the large commercial laboratories have increased and continue to increase, we expect some downward pressure on gross margin as the selling prices of our tests to higher volume customers, such as our large commercial laboratory customers in the U.S., tend to be lower than the selling prices to our other laboratory customers. However, we believe that the impact of this shift in revenue mix was mitigated in this quarter by continued improvements in cost of revenues due to higher production volumes and our ongoing commitment to lean-based manufacturing. The overall gross margin was impacted by the instrument selling price to Ventana for our interactive histology imaging system. Given that most of the activity in the first year of our agreement with Ventana will relate to the initial placement of imaging systems, we anticipate that most revenues generated from this relationship in 2005 will reflect the lower gross margin associated with this instrument’s selling price. We expect that this downward trend will be offset by the higher gross margin generated over time from usage fees. The extent to which the overall gross margin is affected will depend on the extent to which Ventana is successful in placing instruments and generating tests from each instrument placed.

Our commercial operations operating segment remained highly profitable and generated operating income of $4,850, a 117.6% increase from the first quarter of 2004. Most of the excess cash flow generated by our commercial operations segment was invested in our molecular diagnostic programs. Overall, our operating expenses were generally in line with expectations and reflected our efforts to balance growth in revenues with the development of effective marketing and sales programs as well as other expenses which included professional fees related to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and ongoing litigation with Cytyc. Expenses generated by the TriPath Oncology segment, which includes all research and development, regulatory, sales and marketing, and administrative expenses relating to our molecular diagnostic programs, were in line with our expectations for the quarter as we await the results of internal and external studies related to our breast and cervical assays, complete the development of our cervical screening assay and our molecular cytology imaging system, prepare for clinical trials with respect to our cervical screening and breast staging assays, select the final marker panel for screening for ovarian cancer, develop our RUO reagents for ovarian cancer screening, continue clinical studies related to our melanoma staging product, and initiate the commercial introduction of some of our molecular diagnostic reagents and molecular imaging systems.

We remained cash flow positive in the quarter, generating approximately $433 of cash per month, a $789 improvement when compared to a monthly average use of cash of $356 per month in the first quarter of 2004. We continue to believe that we can manage our cash to minimize the need for additional outside sources of cash in 2005, although we may experience one or two additional quarters of negative cash flow prior to becoming cash flow positive on an ongoing basis.

Challenges

Our primary challenges in 2005 relate to leveraging the pathways for growth that we created in 2004.

We have made significant progress in penetrating the cervical cytology marketplace with our SurePath liquid-based Pap test over the past five years. We believe that there is additional ground to be gained despite the fact that we continue to face significant competitive pressure. Our growing relationship with the large commercial laboratory segment in the U.S. presents a significant growth opportunity in 2005. Our success in 2005 will in large part depend on our ability to sell the SurePath liquid-based Pap test to the large commercial laboratories. As we transition the focus of our sales and marketing efforts to our large commercial laboratory customers, however, we face the challenge of expanding our cervical cytology business in a heavily contested market segment while maintaining and growing our business within our traditional customer base. We will need to succeed at both if we are to achieve the revenues we have forecasted for 2005 (see Outlook below).

As we complete the expansion of our domestic sales force that we initiated in the third quarter of 2004, we will face the challenge of ensuring the earliest possible return on this increased investment in sales and marketing by accelerating our growth in revenues generated from increased sales to our large commercial laboratories as well as to our traditional customer base. Typically, a sales representative achieves optimal sales productivity in approximately six months from date of hire. We, therefore, expect most of the impact of the expanded sales force to be reflected in the second half of 2005. However, the extent to which we can reduce the learning curve and accelerate integration of our expanded sales organization will impact on our results in the first half of the year and make it more likely that we will achieve or exceed our revenue forecast for 2005 (see Outlook below). The expanded sales organization also presents new challenges for our sales management, given our increased size and expanded geographic coverage.

Given the accelerated traction we gained outside the U.S. in 2004 and the first quarter of 2005, we expect that our sales outside the U.S. will contribute significantly to our growth in 2005. The primary challenges presented outside the U.S. include governmental decisions regarding licensing and reimbursement, and regional variations in practices and product acceptance. In addition, since we sell predominantly through regional distributors in all markets outside the U.S. except for Canada, we face the challenges associated with managing these independent sales distributors in most international markets and our success, to a large extent, is dictated by the performance of the regional distributor. In Canada, where we sell through our own sales force, our greatest challenge in 2005 relates to our ability to translate the success we have enjoyed to date in the province of Ontario to other population centers.

Successful movement of product offerings through the FDA approval process is a continuing challenge that we face in 2005. Review of our PMAS application for the FocalPoint GS Imaging System and a 510(k) notification for processing of the Ventana estrogen and progesterone receptor assays on our interactive histology imaging system are currently pending. In August 2004, we submitted new clinical data to the FDA in support of a supplemental filing to our Pre-Market Approval for the PrepStain System to include approval of testing of cervical cells collected using the SurePath Test Pack for high-risk human papilloma virus (HPV) DNA with the Digene hc2 High-Risk HPV DNA Test™. In February 2005, we announced that we had withdrawn this submission. This action was taken after we, through discussions with the FDA, learned that additional clinical information and analyses would be required which had not been part of the original protocol accepted by the agency. The decision to withdraw is a procedural step and we are currently in discussions with the FDA about the additional data or information requirements. We intend to advance these discussions and evaluate the required additional data or information, with the goal of resubmission of the PMAS at the earliest possible date. We also expect to submit additional 510(k) notifications to process other Ventana assays on our interactive histology system throughout 2005. FDA approval of each of these products will significantly impact on our ability to achieve our revenues forecasted for 2005, although, there can be no assurance that we will obtain FDA marketing clearance for these product offerings. We also face the challenge of developing clinical trial protocols that are acceptable to the FDA for our slide based cervical screening and breast staging molecular diagnostic products. The length, size, complexity, cost, and potential outcome of these clinical trials will be driven by our ability to craft and execute a reasonable and well-designed clinical trial protocol. Successful development of these clinical trial protocols will impact on our ability to initiate these trials in the second half of 2005 as planned and will ultimately impact on revenues that we expect to generate from the sale of these products in 2006 and beyond.

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

Our sales and distribution agreement with Ventana is of both short and long term significance. In the short term, it is an opportunity to penetrate the anatomic pathology marketplace with our interactive imager and, as a result, to generate new revenue streams as the agreement provides for potential capital equipment and fee per use revenues beginning in 2005. In the long term, it is an opportunity to ensure placement of our molecular imaging system in advance of the commercial introduction of our slide-based breast staging product along with a battery of complementary assays from Ventana. The challenges that we will face as a result of this venture include obtaining FDA clearances for Ventana assays processed on the product and, if necessary, additional FDA or other regulatory clearances or approvals with respect to the assays and imager, and the challenges associated with supporting Ventana in its market introduction of the product.

As always, we face the ongoing challenges associated with balancing our existing cash reserves against the costs associated with effective research, development, marketing and selling programs.

Litigation with Cytyc Corporation

We compete with Cytyc Corporation (Cytyc) with respect to the sale of our FocalPoint and Cytyc’s sale of its ThinPrep Imaging System. We believe Cytyc’s ThinPrep Imaging System infringes our patents and, on June 16, 2003, we filed a lawsuit in the United States District Court for the Middle District of North Carolina seeking damages and injunctive relief to stop such infringement.

On January 5, 2004, the district court in Massachusetts entered an order consolidating this lawsuit into a single action with a lawsuit that Cytyc had filed in Massachusetts. On April 30, 2004, the district court granted us leave to amend our complaint and answer in the consolidated action to assert infringement against Cytyc’s ThinPrep Imaging System under two additional patents. The fact discovery period has now been completed. The court has scheduled the deadline for the close of expert discovery at May 13, 2005. The court has set a scheduling conference for May 5, 2005. At present, the court has not scheduled a Markman hearing to hear argument on the patent claim construction issues. We anticipate that a trial will be scheduled sometime in late 2005 or 2006 based on the current case schedule. We are unable to predict the ultimate outcome. Similarly, we are unable to predict the potential effect on our business and results of operations that any outcome may ultimately have.

The case number for the action transferred from North Carolina to Massachusetts is 1:03-CV-12630-DPW and the case number for the consolidated Massachusetts action is 1:03-CV-11142-DPW. The case numbers are for reference only and the corresponding pleadings are expressly not incorporated into this document by reference.

Critical Accounting Policies

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, we identified our judgments and assumptions with respect to revenue recognition, allowance for doubtful accounts receivable, inventory, valuation of long-lived and other intangible assets and income taxes and valuation allowances as most critical to the accounting estimates used in the preparation of our financial statements. We reviewed our policies and estimates and determined that those policies require the most critical judgments and assumptions for the three months ended March 31, 2005. We did not make any changes in those policies during the quarter.

Results of Operations
(In thousands, except share and per share amounts)

Non-GAAP Financial Measures

Early in the second quarter of 2004, we entered into a multi-year agreement with Quest Diagnostics. In connection with the new agreement, we issued Quest Diagnostics sales-based warrants with respect to an aggregate of 4,000,000 shares of our common stock as follows: a three-year warrant exercisable immediately for 800,000 shares at an exercise price of $9.25 per share; a three-year warrant exercisable upon achievement of a certain sales-based milestone for 200,000 shares at an exercise price of $10.18 per share; a three-year warrant exercisable upon achievement of a certain sales-based milestone for 500,000 shares at an exercise price of $10.64 per share; a four-year warrant exercisable upon achievement of a certain sales-based milestone for 1,000,000 shares at an exercise price of $11.56 per share; and a four-year warrant exercisable upon achievement of a certain sales-based milestone for 1,500,000 shares at an exercise price of $12.03 per share.

We have recorded the value of the 800,000 currently exercisable warrants held by Quest Diagnostics as a deferred sales discount and are amortizing this amount as a reduction of revenue over the 60-month life of our contract with Quest Diagnostics, because those warrants were exercisable on the date the contract was executed in May 2004. During the first three months of 2005, it became probable that the first tranche of unexercisable sales-based warrants would vest during the second quarter of 2005 on achievement of the first sales-based milestone. The first of these sales based milestones was achieved in the second quarter of 2005. Using the guidance in the FASB’s Emerging Issues Task Force Release 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, the first tranche of 200,000 sales-based warrants were valued at March 31, 2005 using a Black-Scholes pricing model at $280. Based on the percentage of the milestone achieved by March 31, 2005, we recorded $237 as a reduction of revenues for the three months ended March 31, 2005 in respect of this tranche. Accordingly, we recorded a non-cash sales discount of $432 for the first quarter of 2005, attributable to amortization and accrual of the discount over the quarter ($195 related to the initial warrants and $237 related to the first tranche of sales-based warrants). We will continue to record a non-cash sales discount of $65 per month, attributable to the initial warrants, over the remainder of the 60-month life of our agreement with Quest Diagnostics. The deferred sales discount related to the initial warrants was calculated on the basis of the fair value of the warrants at the date of grant, using the Black-Scholes valuation model, consistent with the provisions of SFAS 123 and 148 (see Note 7 to the Condensed Consolidated Financial Statements) and was accounted for as an adjustment against revenue, in accordance with the FASB’s Emerging Issues Task Force Release 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”

When and if it becomes probable that any of the remaining tranches of currently unexercisable sales-based warrants held by Quest Diagnostics may vest upon the achievement of the applicable sales-based milestone, we will amortize the resulting deferred sales discounts over the related number of tests in the six-month period for which the warrants were earned. Since the deferred sales discount relating to these tranches of warrants will be amortized over only six months, if and when such warrants vest, the quarterly impact upon the future quarters in which they are recorded will be disproportionately large compared to the ongoing quarterly non-cash sales discount of $195 recorded in connection with the initial warrants.

The following table presents pro forma versions of our revenues, gross profit, net income and earnings per share (basic and diluted) to illustrate our results from operations excluding the recorded non-cash sales discount relating to the warrants held by Quest Diagnostics. The table presents the most comparable GAAP measure to each non-GAAP measure, as well as the reconciliation to the corresponding GAAP measure. Our management believes that these non-GAAP financial measures provide a useful measure of our results of operations, excluding discounts that are not necessarily reflective of, or directly attributable to, our operations. We believe that these non-GAAP measures will allow investors to monitor our ongoing operating results and trends, gain a better understanding of our period-to-period performance, and gain a better understanding of our business and prospects for future performance. These non-GAAP results are not in accordance with, or an alternative for, generally accepted accounting principles and may be different from similar non-GAAP measures used by other companies.

	Three months ended March 31, 2005
		Reconciliation:
		Add Back Non-
		Cash Sales
	GAAP	Discount	Non-GAAP

Revenues	$19,327	$432	$19,759
Gross profit	13,548	432	13,980
Net income	925	432	1,357
Earnings per share:
Basic	$0.02	$432 to revenues used in calculation	$0.04

Diluted	$0.02	$432 to revenues used in calculation	$0.03

Three Months Ended March 31, 2005 and 2004

The tables below summarize our segment results for the three months ended March 31, 2005 and 2004. Comments made throughout this discussion related to our segments refer to the figures in these tables:

	Commercial Operations
	Three Months Ended
	March 31,
			Change	%
	2005	2004	vs 2004	Change
Revenues	$19,079	$15,500	$3,579	23.1
Cost of revenues	5,619	4,912	707	14.4

Gross profit	13,460	10,588	2,872	27.1

Operating expenses:
Research and development	476	521	(45)	(8.6)
Regulatory	551	944	(393)	(41.6)
Sales and marketing	4,905	4,768	137	2.9
General and administrative	2,678	2,126	552	26.0

	8,610	8,359	251	3.0

Operating income	$4,850	$2,229	$2,621	117.6

	TriPath Oncology
	Three Months Ended
	March 31,
			Change	%
	2005	2004	vs 2004	Change
Revenues	$248	$10	$238	2,380.0
Cost of revenues	160	–	160	NM

Gross profit	88	10	78	780.0

Operating expenses:
Research and development	2,653	1,813	840	46.3
Regulatory	201	130	71	54.6
Sales and marketing	37	161	(124)	(77.0)
General and administrative	1,217	1,096	121	11.0

	4,108	3,200	908	28.4

Operating loss	$(4,020)	$(3,190)	$(830)	(26.0)

NM-not meaningful

Revenues

Total Revenues – Total revenues for the first quarter of 2005 were $19,327, representing an increase of $3,817, or 24.6%, compared to revenues of $15,510 in the first quarter of 2004. Total revenues for the three months ended March 31, 2005 include a reduction of $432 related to non-cash sales discount in connection with warrants issued to Quest Diagnostics which is discussed below in connection with sales of reagents (see also “Non-GAAP Financial Measures” above). There was no such non-cash sales discount recorded in the first quarter of 2004. The most significant components of our increased revenues were from increased sales of reagents and disposables in our commercial operations segment, as discussed further below.

Commercial Operations Revenues — Revenues for the first quarter of 2005 in our Commercial Operations segment were $19,079, net of a $432 non-cash sales discount to reagents and disposable sales that did not apply to the first quarter of 2004, representing an increase of $3,579, or 23.1%, compared to revenues of $15,500 in the first quarter of 2004.

In the first quarter of 2005, reagent revenues increased by $3,556, or 30.9%, versus the first quarter of 2004. Domestic sales of our SurePath and PrepStain reagents, which reflects the impact of a $432 non-cash sales discount in the first quarter of 2005 that did not apply to the first quarter of 2004, increased $2,910, or 33.0%, while international sales increased $646, or 24.1%, over the same period in 2004. Revenues generated from domestic sales of reagents and disposables increased by 4.2% from the fourth quarter of 2004. Worldwide, we shipped 16 PrepStain instruments, including 4 sales and 12 reagent rentals in the first quarter of 2005. Additionally, we sold 11 instruments that were previously placed under reagent rental agreements to Canadian customers in which we renewed all of our major exclusive contracts to supply the SurePath liquid-based Pap test to laboratories in Canada. One additional instrument, previously shipped under a reagent rental agreement in the U.S., was sold in the first quarter of 2005. In the U.S., we shipped 11 PrepStain instruments to new and existing customers, all of which were reagent rentals. During the first quarter of 2005, we gained 9 new laboratory customers in the U.S. Domestic sales of test kit units increased by 41.8% from the first quarter of 2004 and by 6.5% from the fourth quarter of 2004. Revenues generated from the sale of cervical cytology test kits to the large commercial laboratory segment increased 58.8% in the first quarter of 2005 over the first quarter of 2004. The large commercial laboratory segment accounted for 33.4% of all SurePath cervical cytology test kits sold by us in the U.S. in the first quarter of 2005 as compared to 19.4% in the first quarter of 2004 and 27.0% from the fourth quarter of 2004. The increase in business from large commercial laboratory customers is a result of our relationships with Quest Diagnostics, LabCorp, AmeriPath and LabOne and increasing focus of our sales and marketing efforts on the large commercial laboratory segment. In addition, SurePath tests sold to our traditional customer base increased 17.1% from the first quarter of 2004. Our SurePath Test Pack share of the domestic Pap smear testing market in the U.S. was approximately 16% for the first quarter of 2005 versus approximately 12% for the first quarter of 2004.

Instrument revenues increased $110, or 6.3%, for the first quarter of 2005 versus the first quarter of 2004. Sales of PrepStain instruments worldwide increased by $307, or 56.8%, for the first quarter of 2005 over the first quarter of 2004, comprised of a domestic decrease of $28 and an increase of $335 internationally, predominantly in Canada. Worldwide sales of FocalPoint systems decreased approximately $190, or 16.0%, during the first quarter of 2005 over the first quarter of 2004, with a domestic increase of $158, or 59.6%, offset by an international decrease of $348, or 37.6%. Overall, one FocalPoint slide profiler net of returns was placed with new and existing customers in the U.S. during the quarter. This brings the total of FocalPoint slide profiler customers in the U.S. to 62, representing 98 instruments. Approximately 76% of FocalPoint customers in the U.S. utilize our integrating software to process both conventional Pap smears and SurePath slides. Sales related to our Extended SlideWizard instruments decreased $7 between the two comparable quarters, all internationally.

Other revenues decreased by $87, or 3.8%, from the first quarter of 2004 to the first quarter of 2005. The major component of this overall net decrease were other consumable revenues of $269 and fee-per-use revenues, of $52, partially offset by increases in service revenue of $107 and in freight and royalty revenue, of $127.

TriPath Oncology Revenues – Our TriPath Oncology business has been focused, since its inception, on developing molecular diagnostic products for malignant melanoma and cancers of the cervix, breast, ovary, and prostate. Our TriPath Oncology segment recorded $248 of revenues in the first quarter of 2005, all attributable to sales of instruments, compared with $10 in the same period of 2004, which were attributable to services sold.

Gross Margin

Total Gross Margin – Total gross margin for the first quarter of 2005 was 70.1%, an increase from 68.3% in the comparable period of 2004. This resulted in increased gross profit of $2,950, or 27.8%, between the comparable quarters. Our Commercial Operations segment is primarily responsible for the increase in gross margin because of continued growth in higher margin reagent and disposable sales and lean-based efficiencies in our manufacturing operations, which includes tools such as Value Stream Mapping, One-Piece Flow, Kanban Materials Management and Kaizen implementation methodology. Additionally, TriPath Oncology recorded increased gross margin related to instrument sales.

Commercial Operations Gross Margin – Total gross margin for the first quarter of 2005 in our commercial operations segment was 70.5%, an increase from 68.3% in the comparable period of 2004. This resulted in increased gross profit of $2,872, or 27.1%, between the comparable quarters. Gross margin increased as the result of continued growth in higher margin reagent and disposable sales and lean-based efficiencies in our manufacturing operations, as mentioned above.

TriPath Oncology Gross Margin – Total gross margin for the first quarter of 2005 in our TriPath Oncology segment was 35.5%, compared with 100.0% on only $10 of revenue in the comparable period of 2004. However, this had a relatively minor impact on overall gross margin in both quarters due to the relatively small amount of gross profit contribution by TriPath Oncology. Gross margin in the first quarter of 2005 resulted from $248 of instrument sales.

Research and Development

Total Research and Development - Research and development expenses include salaries and benefits of scientific and engineering personnel, depreciation of testing equipment, relevant consulting and professional services, components for prototypes and certain facility costs. Total research and development expenses for the first quarter of 2005 were $3,129, a $795, or 34.1%, increase from $2,334 in the first quarter of 2004.

Commercial Operations Research and Development - Research and development expenditures relating to our Commercial Operations segment reflect research activity related to our cervical cytology product line and the development of manufacturing capabilities for new molecular tests that we are developing. As manufacturing operations are managed through our Commercial Operations segment, cost related to the manufacture of our new molecular tests will be assigned to our Commercial Operations segment. Commercial Operations research and development expenses decreased by $45, or 8.6%, from $521 in the first quarter of 2004 to $476 in the first quarter of 2005.

TriPath Oncology Research and Development -Research and development expenses related to our TriPath Oncology segment increased by $840, or 46.3%, from $1,813 in the first quarter of 2004 to $2,653 in the first quarter of 2005. The increase reflects the loss of the amortization of a deferred credit that we had been recording as an offset to research and development expense over the 30 months ended January 2004, when this credit was fully amortized. Whereas the first quarter of 2004 contained a credit of $207 offset against research and development expenses, the first quarter of 2005 reflected no such expense credit, resulting in an increase to expenses of $207 related to this item. The balance of the net increase in these expenses was related to the acceleration of efforts on our existing molecular diagnostic programs related primarily to the development of our interactive histology imaging systems and our cervical and breast programs.

Regulatory

Total Regulatory - Regulatory expenses include salaries and benefits of regulatory and quality personnel, costs related to clinical studies and submissions to the FDA, and relevant consulting services. Total regulatory expenses for the first quarter of 2005 were $752, a $322, or 30.0%, decrease from $1,074 in the first quarter of 2004.

Commercial Operations Regulatory - Regulatory expenses in our Commercial Operations segment decreased by $393, or 41.6%, to $551 in the first quarter of 2005, from $944 in the first quarter of 2004. This reduction in regulatory expense primarily reflected the completion of our HPV and LGS clinical trials, which were winding down in early 2004.

TriPath Oncology Regulatory - Regulatory expenses in our TriPath Oncology segment increased by $71, or 54.6%, to $201 in the first quarter of 2005 from $130 in the first quarter of 2004. Regulatory expenses at TriPath Oncology increased as activities related to our cervical assay clinical trial began to increase. These costs will likely continue to increase throughout 2005 as we continue our efforts relating to planned clinical trials for our cervical screening and breast staging assays.

Sales and Marketing

Total Sales and Marketing – Sales and marketing expenses include salaries and benefits of sales, marketing, sales support and service personnel, and their related expenses. In addition, non-personnel-related expenses associated with marketing our products are also included in sales and marketing expenses. Total sales and marketing expenses for the first quarter of 2005 were $4,942, an increase of $13, or 0.3%, from $4,929 in the first quarter of 2004.

Commercial Operations Sales and Marketing – Sales and marketing costs in our Commercial Operations segment for the first quarter of 2005 were $4,905, an increase of $137, or 2.9%, compared to the $4,768 in the corresponding quarter of 2004. This expense reflects the reorganization and expansion of our sales and marketing activities targeted primarily towards our pursuit of additional business under our agreements with large commercial laboratories, as well as in anticipation of the potential launch of our future molecular diagnostic products.

TriPath Oncology Sales and Marketing – Sales and marketing expenses in our TriPath Oncology segment for the first quarter of 2005 were $37, a decrease of $124, or 77.0%, compared to the $161 in the first quarter of 2004. This decrease reflects the early transfer of products being developed in our TriPath Oncology segment to our Commercial Operations sales and marketing organization.

General and Administrative

Total General and Administrative — General and administrative expenses include salaries and benefits for administrative personnel, legal and other professional fees and certain facility costs. Total general and administrative expenses for the first quarter of 2005 were $3,895, which represents an increase of $673, or 20.9%, versus $3,222 recorded in the same period in 2004.

Commercial Operations General and Administrative — Commercial Operations recorded general and administrative expenses of $2,678 in the first quarter of 2005, an increase of $552, or 26.0% compared to $2,126 recorded in the same quarter in 2004. This was primarily attributable to professional fees, principally litigation and Sarbanes Oxley compliance related expenses.

TriPath Oncology General and Administrative — TriPath Oncology recorded general and administrative expenses of $1,217 in the first quarter of 2005, an increase of $121, or 11.0% compared to $1,096 recorded in the same quarter in 2004, attributable mainly to professional fees, particularly Sarbanes Oxley compliance related expenses.

Operating Income/(Loss)

Total Operating Income/(Loss). Operating income from operations during the first quarter of 2005 was $830, a $1,791 improvement compared with an operating loss of $961 in the first quarter of 2004. The improvement in operating income largely reflects incremental gross profit on new sales of reagents. Total increases in gross profit contributed $2,950, or 27.8%, to the net improvement in operating income in the first quarter of 2005 compared with the same period in 2004. The increase in gross profit was partially offset by an increase in operating expenses of $1,159 or 10.0%, as described above.

Commercial Operations Operating Income/(Loss). Operating income during the first quarter of 2005 attributable to Commercial Operations was $4,850, a $2,621, or 117.6%, improvement from operating income of $2,229 in the first quarter of 2004. The improvement in operating income largely reflects incremental gross profit on new sales of reagents. Total increases in gross profit contributed $2,872, or 27.1%, to the net improvement in operating income in the first quarter of 2005, compared with the first quarter of 2004. The increase in gross profit was partially offset by an increase in operating expenses of $251, or 3.0%, as described above.

TriPath Oncology Operating Income/(Loss). Net operating loss during the first quarter of 2005 attributable to TriPath Oncology was $4,020, an $830, or 26.0%, larger operating loss compared with $3,190 in the first quarter of 2004. The larger net operating loss reflects increased operating expenses of $908, or 28.4%, as described above, offset in part by modest gross profit improvement, attributable to instrument sales of $78.

Interest Income and Expense

Interest Income and Expense — Interest income for the first quarter of 2005 was $100, a $17, or 20.5% increase from $83 during the first quarter of 2004. This increase was primarily attributable to higher interest rates compared with the first quarter of 2004 and due to slightly higher average cash balances. Interest expense for the quarter decreased to $5 in the first quarter of 2005 from $6 in the first quarter of 2004.

Net income/(Loss)

We recorded net income in the first quarter of 2005 of $925, which compares with a net loss of $884 in the first quarter of 2004, an improvement of $1,809. Although we recorded net income in the first quarter of 2005, we had consolidated federal income tax losses in all periods presented.

Recently Issued Accounting Standards

In accordance with recently issued accounting pronouncements, we will be required to comply with certain changes in accounting rules and regulations. See Note 10 to the Condensed Consolidated Financial Statements included herein.

Liquidity and Capital Resources
(In thousands, except share and per share amounts)

Since our formation and until 2004, our expenses have significantly exceeded our revenues each quarter, resulting in an accumulated deficit of $231,490 as of March 31, 2005. We have funded our operations primarily through the private placement and public sale of equity securities, debt facilities and product sales. We had cash and cash equivalents of $20,247 at March 31, 2005 compared with $18,949 at December 31, 2004.

We funded our operations in the first three months of 2005 from cash and cash equivalents on hand and revenues from both our Commercial Operations and TriPath Oncology segments.

The table below summarizes certain key components of our cash flow and working capital for the three months ended March 31, 2005 and 2004. Comments made throughout this discussion related to our cash-related activities refer to the figures in this table.

	Three Months Ended March 31,
	2005	2004	$ Change	% Change
Cash Flow Type: source/(use)
Operating	$1,629	$(1,481)	$3,110	NM
Investing	(259)	(10)	(249)	(2,480.0)
Financing	124	373	(249)	(66.8)
Cash and cash equivalents	$20,247	$19,886	$361	1.8

NM – not meaningful

Operating

Cash provided by operating activities was $1,629 during the three months ended March 31, 2005 compared with net cash used of $1,481 during the corresponding period of 2004, an improvement of $3,110. The net improvement in net cash provided by operations versus net cash used in operations between the first three months of 2005 and 2004 was largely attributable to improved operating performance. We recorded net income of $925 for the three months ended March 31, 2005 while we recorded a net loss of $884 for the three months ended March 31, 2004, an improvement of $1,809. This improvement in earnings was augmented by a further $1,301, comprised of an increase in non-cash items of $705 and a net decrease of $596 in the use of cash in operating assets and liabilities between the first quarter of 2004 and the first quarter of 2005.

The increase in non-cash items of $705 in the first quarter of 2005 was primarily due to an increase in non-cash sales discount of $432 and a decrease in the amortization of deferred research and development credits of $207. Depreciation and amortization increased $66 from the first quarter of 2005 compared with the first quarter of 2004.

The primary factors affecting the net decrease in the use of cash in operating assets and liabilities between the first quarter of 2004 and the first quarter of 2005 were an increase in funding due to accounts payable and other current liabilities of $1,822, attributable largely to inventory purchases and professional fees, offset by the funding of growth in accounts receivable of $1,542, primarily attributable to increased revenues. Collections of receivables continued to be strong. During the first three months of 2005, cash collected on receivables was $18,620 compared with $15,531 in the first three months of 2004, an increase of $3,582, while revenues increased $4,249 after adding back the non-cash sales discount of $432.

We have a commitment for the purchase of PrepStain base units pursuant to a contract with a vendor in Switzerland that will affect operating cash flow over the upcoming months. We had committed to purchase at least 300 complete units by December 31, 2004, and to the extent that we purchased less than 525 complete units, we were obligated to purchase component parts for the balance by the end of 2005. In late 2004 and early 2005 we negotiated a favorable conclusion to this contractual agreement with the supplier. We now have no further obligation to purchase a balance of component parts and are only committed to purchase an additional 25 base units in 2005. Our remaining commitment in terms of the negotiated settlement approximates $257 based on the exchange rate in effect at March 31, 2005.

Investing

Capital expenditures were $259 during the three months ended March 31, 2005 and $3 during the corresponding period of 2004 primarily attributable to the purchase of machinery and equipment. We have no material commitments for capital expenditures.

Financing

During 2004 the Federal Reserve began a policy of increasing its Federal funds interest rates from 46-year lows of 1.0%. By December 31, 2004, the Federal Reserve had increased this key interest rate to 2.0% with additional increases in early 2005, to 2.75% in March 2005. This is up from 1.0% at the beginning of 2004. While this increasing interest rate environment, if it continues, will positively impact earnings on our invested cash, it will also negatively affect our earnings and our cash if we are required to incur additional debt.

Our cash provided by financing activities for the first three months of 2005 compared to the first three months of 2004 decreased by $249, from $373 in the first quarter of 2004 to $124 in the same period of 2005. These cash flows were most significantly impacted by debt activity. We had no borrowings during the first quarter of 2005 versus $189 during the first quarter of 2004. Additionally, we received less cash from stock option exercises in 2005 versus 2004 by $119. Partially offsetting these sources of cash from financing activities were lower payments on debt and leases in the first quarter of 2005. We paid approximately $59 less in the first three months of 2005 than in the corresponding period of 2004.

In January 2005, we renewed our $7,500 working capital facility with Silicon Valley Bank. We also extended the term of the line of credit to 15 months with an expiration date of April 27, 2006. The entire amount of the line is available as long as certain financial covenants are met. If these covenants are not met, the available balance is limited to an amount equal to 80% of eligible accounts receivable. At March 31, 2005, we were entitled to borrow the full amount of the line. The renewed line offers either a prime-based (prime plus 0.25%) or LIBOR-based (LIBOR plus 2.0%) pricing option for advances made under it and is collateralized by substantially all of our assets. The line of credit carries customary covenants, including the maintenance of a minimum modified quick ratio, minimum tangible net worth, and other requirements. We had no outstanding borrowings under this agreement at March 31, 2005; however, a letter of credit securing assets leased under the Bank of America lease line, discussed below, was issued under this line of credit and remains outstanding for the remaining balance payable under that lease line.

During April 2003, we obtained a $2,500 lease line of credit from General Electric Capital Corporation (“GE Capital”). Individual operating lease schedules under this lease line carry three-year terms. Financing charges are based on the fixed basic term lease rate factor. The interest rates on the various schedules, which are incorporated into the lease payments under this lease line, which are incorporated into the operating lease payments, range from 2.85% to 3.45%. The lease line is being used as an alternative source of capital to obtain assets, primarily equipment, subject to operating leases. In March 2004, this line was renewed for $2,000 (in addition to amounts for assets already leased under the line). Terms of the new line are substantially the same as the expiring line. The primary difference is that lease terms under the new line range from 30 to 36 months. As of March 31, 2005 and December 31, 2004, assets with an original cost of $1,707 were leased under our lease lines with GE Capital. No new assets were added to the line during the first quarter of 2005. Future minimum lease payments under this lease line are $1,415 as of March 31, 2005.

During August 2002, we obtained a $1,500 lease line of credit from Bank of America. Bank of America assigned the leases under this line to GE Capital in 2004. Amounts used under this lease line are secured by a letter of credit against our line of credit with Silicon Valley Bank discussed above. Assets leased under this lease line carry three-year lease terms. Financing charges are based on three-year constant Treasury Maturities. The interest rates on the various schedules under this lease line, which are incorporated into the operating lease payments, range from 2.75% to 2.90%. The lease line was used as an alternative source of capital to obtain assets, primarily equipment, subject to operating leases. As of March 31, 2005 and December 31, 2004, assets with an original cost of $1,286 were leased under this lease line. Future minimum lease payments under this lease line are $317 as of March 31, 2005. As the lease line has expired, no further assets will be leased under this line of credit.

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

We estimate that full year revenues for 2005 will be in the range of $90,000 to $94,000 and will reflect continued growth in our cervical cytology business as well as revenues generated from the early commercialization of some of our molecular diagnostic reagents and molecular imaging systems. Given that we expect to complete expansion of our sales force in the U.S. in the first half of 2005 and that we anticipate that Ventana will launch a Ventana branded version of our interactive histology imager in the second quarter, we believe that our sequential growth in the first half of 2005 will be similar to what we experienced in the latter half of 2004 and that our rate of growth should accelerate in the second half of 2005. In addition, revenues for any particular period will also depend significantly upon the timing of certain deferred sales discounts that we will amortize over a six-month period if and when it becomes probable that any of four currently unexercisable tranches of warrants held by Quest Diagnostics may vest upon achievement of certain sales-based milestones. While not certain, it is possible that certain sales-based milestones will be achieved by Quest Diagnostics that, if met, will result in additional non-cash sales discounts of up to $2,300 during the balance of 2005.

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

We expect that approximately 10% to 15% of our growth from 2004 to 2005 will result from revenue growth from the early commercialization of some of our molecular diagnostic reagents and molecular imaging systems. We believe that the sales of molecular diagnostic reagents and molecular imaging systems will be driven by four factors: 1) introduction and market acceptance of our ProEx C and ProEx

Br ASRs; 2) introduction and market acceptance of our cervical cancer staging reagents and molecular cytology imaging system outside the U.S.; 3) FDA 510(k) clearance for processing of Ventana assays on our interactive histology imaging system, and; 4) introduction and market acceptance of the Ventana-branded version of our interactive histology imaging system (VIAS).

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

The structure of our agreement with Ventana relating to the sale of a Ventana branded version (VIAS) of our interactive histology imager may also impact our gross margin in 2005. Pursuant to the agreement we will receive a fixed payment for each imager manufactured for Ventana and usage fees for each Ventana test processed on each imaging system after placement with a Ventana customer. The instrument transfer price includes a small premium over our cost of manufacture and, as a result, will generate a gross margin for each instrument sold that is lower than is typical for our instrument sales. The anticipated gross margin associated with the usage fees approaches 100%. Since most of the activity in the first year of this agreement will relate to the initial placement of imaging systems, we anticipate that most revenues generated from this relationship in 2005 will reflect the lower gross margin associated with the instrument transfer price. We expect that this downward trend will be offset by the higher gross margin generated over time from usage fees. The extent to which the overall gross margin is affected will depend on the extent to which Ventana is successful in placing instruments and generating tests from each instrument placed.

Our 2004 operating expenses were $46,940. We expect our operating expenses to increase in 2005 to be in the range of $57,000 to $60,000, in large part due to the expansion our sales and marketing activities that we initiated in the third quarter of 2004. Our operating expenses for the first quarter of 2005 were $12,718. Our Commercial Operations segment has been profitable for over two years and generated operating income of $14,744 in 2004 and $4,850 in the first quarter of 2005. We expect that this segment will continue to generate significant operating income and cash. The excess cash flow generated from the Commercial Operations segment has been, and will continue to be utilized in part to fund the operations of our TriPath Oncology segment. We anticipate that the TriPath Oncology segment, which includes all research and development, regulatory, sales and marketing, and administrative expenses relating to our molecular diagnostic programs, will incur approximately $1,400 to $1,700 of expenses per month during 2005 as we await the results of internal and external studies related to our breast and cervical assays, complete the development of our cervical screening assay and our molecular cytology imaging system, prepare for clinical trials with respect to our cervical screening and breast staging assays, select the final marker panel for screening for ovarian cancer, develop our RUO reagents for ovarian cancer screening, continue clinical studies related to our melanoma staging product, and initiate the commercial introduction of some of our molecular diagnostic reagents and molecular imaging systems. We have completed the preparation of our facilities and operations for manufacture of our molecular diagnostic products, and further expenses are not expected in connection with this effort.

We believe that we can continue to manage our cash to minimize the need for additional outside sources of cash in 2005. For the first time in our history, we experienced positive cash flow from the business during the third and fourth quarters of 2004 and again in the first quarter of 2005. While our positive cash flow this last half of 2004 was an important milestone, we may experience one or two additional quarters of negative cash flow prior to becoming cash flow positive on an ongoing basis. We expect that our capital expenditures for 2005 may range from $2,500 to $5,000 as we expand and upgrade our manufacturing operations. We may borrow from our line of credit with Silicon Valley Bank to finance part, or all, of those capital expenditures. We have remaining availability under a commitment for a $2,000 lease line of credit that will be utilized for equipment placed under operating leases. The expenses associated with these leases are anticipated in our operating expense projections for 2005. We believe that our existing cash, our expectation of continuing to generate positive cash flow for the full-year 2005, anticipated additional debt and/or lease financing for internal use assets, rental placements of PrepStain and fee-per-use placements of FocalPoint instruments will be sufficient to enable us to meet our future cash obligations for at least the next 12 months.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123®”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” The adoption of SFAS 123®’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position or overall cash flow. The impact of adoption of SFAS 123® cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. SFAS 123® also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options and our ability to generate taxable income in the future), however no such operating cash flows for excess tax deductions were recognized in any of the periods presented. This is discussed further above in footnote 10, “Recently Issued Accounting Standards.”

This Outlook section contains forward-looking statements and should be read in conjunction with the forward-looking statements disclosure at the beginning of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

Certain Factors Which May Affect Future Operations and Results

This Management’s Discussion and Analysis contains certain forward-looking statements based on current expectations of our management. Generally, those forward-looking statements use words like “expect,” “believe,” “continue,” “anticipate,” “estimate,” “may,” “will,” “could,” “opportunity,” “future,” “project,” and similar expressions. Such statements are subject to risks and uncertainties, including those described below that could cause actual results to differ from those projected. The forward-looking statements include those made in the section entitled “Outlook” below, as well as statements about our: projected timetables for the pre-clinical and clinical development of, regulatory submissions and approvals for, and market introduction and commercialization of our products and services; advancement of TriPath Oncology’s product development programs; expected future revenues, profitability, margins, operations and expenditures; ongoing sales and marketing force expansion; anticipated progress in the large commercial laboratory segment and projected cash needs. We caution investors not to place undue reliance on the forward-looking statements contained in this report, which speak only as of the date hereof. We undertake no obligation to update these statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events, except as required by law.

Certain factors, among others, that could cause our actual results to differ materially from what is expressed in those forward-looking statements include the following:

-	we may be unable to increase sales and revenues at our historical rates;

-	we may not receive revenues when or in the amounts anticipated;

-	we may not be able to maintain profitability;

-	we may have to reflect non-cash sales discounts in connection with certain Quest warrants for different financial periods than we expect, depending upon if and when it becomes probable that certain sales-based milestones may be met in connection with our agreement with Quest;

-	we may not be able to increase our penetration of the very competitive large commercial laboratory segment to the extent we expect, and we may not be able to maintain and grow our business within our traditional customer base to the extent we expect;

-	we may not achieve revenues to the degree expected from our relationship with Ventana and the sale of analyte-specific reagents and research use only products derived from our molecular oncology development program;

-	our expanded sales and marketing presence may not have the expected impact;

-	we may incur greater expenses than we expect generally and with our clinical trials and sales and marketing efforts specifically;

-	our clinical trials may take longer to complete than we expect and may be unsuccessful;

-	we may not receive FDA approval for our FocalPoint GS and HPV-related applications;

-	we may not receive FDA clearance for processing Ventana assays on the interactive histology imager on schedule or at all, and we may be required to obtain additional FDA and other regulatory approvals for the interactive histology imager, along with approvals for processing the assays, which we may not receive in a timely manner or at all;

-	revenues from our agreement with Ventana may not materialize;

-	we may not be successful in selling TriPath Oncology’s pre-IVD (in-vitro diagnostic) products and services;

-	we may need to obtain additional financing in the future;

-	we may be unable to obtain and maintain adequate patent and other proprietary rights protection of our products and services;

-	our products may not receive regulatory, princing and reimbursement approval when we expect, if at all;

-	we may be unable to comply with the extensive domestic and international governmental regulatory, pricing and reimbursement approval and review procedures and other regulatory requirements to which the manufacture and sale of our products are subject, or lack the financial resources to bear the expense associated with such compliance;

-	our products may not be accepted by the market to the extent we expect and the frequency of use of our screening products may decline;

-	TriPath Oncology may be unable to successfully develop and commercialize molecular diagnostic oncology products when anticipated, if at all;

-	external studies of our product candidates may not come to the conclusions we expect;

-	TriPath Oncology may be unable to license markers needed to optimize its product candidates;

-	we may be unable to establish and maintain licenses, strategic collaborations and distribution arrangements;

-	we and laboratories using our products may not obtain adequate levels of third-party reimbursement for our products;

-	we may lack the financial resources necessary to further develop our marketing and sales capabilities domestically and internationally or to expand our manufacturing capability;

-	competition and technological, scientific and medical, changes may make our products or potential products and technologies less attractive, used less frequently, or obsolete;

-	our promotional discounts, sales and marketing programs and strategies may not have their expected effect; and

-	uncertainties resulting from the initiation and continuation of our litigation with a competitor could have a material adverse effect on our ability to continue our operations.

Some of these factors and others are discussed in more detail in Exhibit 99.1 “Factors Affecting Future Operating Results” to our Annual Report on Form 10-K for the year ended December 31, 2004, which exhibit is incorporated into this report by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not participate in derivative financial instruments, other financial instruments for which the fair value disclosure would be required under SFAS No. 107, or derivative commodity instruments. All of our investments are in short term, investment grade commercial paper, corporate bonds and U.S. Government and agency securities that are carried at fair value on our books. Accordingly, we have no quantitative information concerning the market risk of participating in such investments.

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

Changes in Internal Control

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our first fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
March 31, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIPATH IMAGING, INC.

DATE: May 5, 2005	BY:	/s/	Stephen P. Hall

Stephen P. Hall
Senior Vice-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
3.1	Restated Certificate of Incorporation. Filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended June 30, 2002 (File No. 0-22885) and incorporated herein by reference.

3.2	Amended and Restated By-laws of the Company. Filed as Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended June 30, 2002 (File No. 0-22885) and incorporated herein by reference.

10.1*	TriPath Imaging, Inc. 2005 Bonus Plan, adopted by the Compensation Committee of the Board of Directors on January 26, 2005. Filed as Exhibit 10.30 to the Company’s Form 10-K for the year ended December 31, 2004 (File No. 0-22885) and incorporated herein by reference.

10.2*	Director Compensation at March 31, 2005. Filed as Exhibit 10.31 to the Company’s Form 10-K for the year ended December 31, 2004 (File No. 0-22885) and incorporated herein by reference.

31.1	Certifications of the Chief Executive Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certifications of the Chief Financial Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.

*	Indicates a management contract or compensatory plan.