Form 10-Q
period 2005-06-30
TRIPATH IMAGING INC
filed 2005-08-04
CIK 1041426

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
     (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑   No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2005

Common Stock, $.01 par value	38,231,204

TriPath Imaging, Inc.
Note Regarding Trademarks
     We have registered trademarks in the United States for AutoCyte®, AutoCyte Quic®, CytoRich®, ImageTiter®, PAPMAP®, PrepMate®, SlideWizard®, SurePath®, and TriPath Imaging®. We have pending U.S. trademark applications for i3 SeriesTM, FocalPointTM, PrepStainTM, ProExTM, SureDetectTM, TriPath Care TechnologiesTM, and TriPath OncologyTM. Foreign registrations are maintained for several of our trademarks in Argentina, Australia, Brazil, Canada, Chile, China, the European Union, Finland, Hong Kong, Indonesia, Israel, Japan, Malaysia, Norway, the Russian Federation, South Africa, Sweden, Switzerland, Taiwan, and the United Kingdom. We have pending foreign trademark applications for FocalPointTM, i3 SeriesTM, PAPNETTM, PrepStainTM, SurePathTM, ProExTM, and TriPath Care TechnologiesTM. In addition to trademark activity, we include a copyright notice on all of our documentation and operating software. There can be no assurance that any trademarks or copyrights that we own will provide competitive advantages for our products or will not be challenged or circumvented by our competitors. All other products and company names are trademarks of their respective holders.

Part I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
TriPath Imaging, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30 ,	December 31,
	2005	2004
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$20,980	$18,949
Accounts and notes receivable, net	15,910	13,643
Inventory, net	11,497	10,723
Other current assets	2,456	1,582

Total current assets	50,843	44,897

Customer use assets, net	8,112	7,688
Property and equipment, net	3,445	3,290
Other assets	3,468	3,777
Intangible assets	7,473	7,882

Total assets	$73,341	$67,534

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,477	$3,668
Accrued expenses	5,188	3,750
Deferred revenue and customer deposits	1,481	1,551
Current portion of debt	—	19

Total current liabilities	12,146	8,988

Stockholders’ equity:
Common stock, $0.01 par value; 98,000,000 shares authorized; 38,214,349 and 38,127,501 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	382	381
Additional paid-in capital	290,746	290,114
Deferred compensation	(5)	(11)
Accumulated deficit	(229,975)	(232,415)
Accumulated other comprehensive income	47	477

Total stockholders’ equity	61,195	58,546

Total liabilities and stockholders’ equity	$73,341	$67,534

See accompanying notes to condensed consolidated financial statements

TriPath Imaging, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues	$21,253	$16,721	$40,580	$32,231
Cost of revenues	6,514	5,001	12,293	9,913

Gross profit	14,739	11,720	28,287	22,318

Operating expenses:
Research and development	3,234	2,825	6,363	5,159
Regulatory	836	1,313	1,588	2,387
Sales and marketing	5,790	4,305	10,732	9,234
General and administrative	3,521	3,149	7,416	6,371

	13,381	11,592	26,099	23,151

Operating income/(loss)	1,358	128	2,188	(833)
Interest income	157	78	257	161
Interest expense	—	(3)	(5)	(9)

Net income/(loss)	$1,515	$203	$2,440	$(681)

Earnings/(loss) per common share
Basic	$0.04	$0.01	$0.06	$(0.02)
Diluted	$0.04	$0.01	$0.06	$(0.02)

See accompanying notes to condensed consolidated financial statements

TriPath Imaging, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six months ended
	June 30,
	2005	2004

Operating activities
Net income/(loss)	$2,440	$(681)
Adjustments to reconcile net income/(loss) to net cash provided by/(used) in operating activities:
Depreciation and amortization	2,608	2,405
Non-cash sales discount	913	130
Amortization of deferred research and development	—	(207)
Change in operating assets and liabilities:
Accounts receivable	(2,351)	(1,513)
Inventory	(2,895)	(1,686)
Accounts payable and other current liabilities	2,975	(3,386)
Other	(1,024)	(731)

Net cash provided by/(used in) operating activities	2,666	(5,669)

Investing activities
Purchases of property and equipment	(705)	(26)
Additions to intangible assets	(24)	—
Other	—	(7)

Net cash used in investing activities	(729)	(33)

Financing activities
Proceeds from debt	—	365
Proceeds from exercise of stock options	409	772
Principal payments on debt and capital leases	(19)	(178)

Net cash provided by financing activities	390	959

Effect of exchange rate changes on cash	(296)	69

Net increase/(decrease) in cash and cash equivalents	2,031	(4,674)
Cash and cash equivalents at beginning of period	18,949	20,954

Cash and cash equivalents at end of period	$20,980	$16,280

See accompanying notes to condensed consolidated financial statements

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)
June 30, 2005
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
2. Inventory
Inventory consists of the following:

	June 30,	December 31,
	2005	2004

Stage of production:
Raw materials	$9,740	$9,067
Work-in-process	1,407	1,747
Finished goods	3,774	3,014

	14,921	13,828
Reserves for obsolete and slow moving inventory	(3,424)	(3,105)

	$11,497	$10,723

Categories:
Instruments	$13,070	$12,293
Reagents and consumables	1,851	1,535

	14,921	13,828
Reserves for obsolete and slow moving inventory	(3,424)	(3,105)

	$11,497	$10,723

For the three, and six, months ended June 30, 2005 and 2004, movements of $1,443 and $1,113, and $2,051 and $2,226, respectively, occurred between customer-use assets and inventory.
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
The following represents a reconciliation of the weighted average shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Basic
Assumed conversion of:	38,180,176	37,998,166	38,167,241	37,948,448
Stock options	1,035,492	1,386,194	1,069,464	—
Warrants	13,511	27,486	15,119	—

Diluted	39,229,179	39,411,846	39,251,824	37,948,448
The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Stock options	3,304,434	1,016,248	3,285,046	1,016,248
Warrants	1,000,000	800,000	1,000,000	800,000

	4,304,434	1,816,248	4,285,046	1,816,248
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
5. Lines of Credit
In January 2005, we renewed our $7,500 working capital facility with Silicon Valley Bank. We also extended the term of the line of credit to 15 months with an expiration date of April 27, 2006. The entire amount of the line is available as long as certain financial covenants are met. If these covenants are not met, the available balance is limited to an amount equal to 80% of eligible accounts receivable. At June 30, 2005, we were entitled to borrow the full amount of the line. The renewed line offers either a prime-based (prime plus 0.25%) or LIBOR-based (LIBOR plus 2.0%) pricing option for advances made under it and is collateralized by substantially all of our assets. The line of credit carries customary covenants,

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)
including the maintenance of a minimum modified quick ratio, minimum tangible net worth, and other requirements. We had no outstanding borrowings under this agreement at June 30, 2005; however, a letter of credit securing assets leased under the Bank of America lease line, discussed below, was issued under this line of credit and remains outstanding for the remaining balance payable under that lease line.
During April 2003, we obtained a $2,500 lease line of credit from General Electric Capital Corporation (“GE Capital”). Individual operating lease schedules under this lease line carry three-year terms. Financing charges are based on the fixed basic term lease rate factor. The interest rates on the various schedules, which are incorporated into the lease payments under this lease line, range from 2.85% to 3.45%. The lease line is being used as an alternative source of capital to obtain assets, primarily equipment, subject to operating leases. In July 2005, this line was renewed for $1,000 (in addition to amounts for assets already leased under the line). Terms of the new line are substantially the same as the expiring line. The primary difference is that lease terms under the new line range from 30 to 36 months. As of June 30, 2005 and December 31, 2004, assets with an original cost of $1,707 were leased under our lease lines with GE Capital. No new assets were added to the line during the first half of 2005. Future minimum lease payments under this lease line are $1,305 as of June 30, 2005.
During August 2002, we obtained a $1,500 lease line of credit from Bank of America. Bank of America assigned the leases under this line to GE Capital in 2004. Amounts used under this lease line are secured by a letter of credit against our line of credit with Silicon Valley Bank discussed above. Assets leased under this lease line carry three-year lease terms. Lease rates are based on three-year constant Treasury Maturities. The interest rates on the various schedules under this lease line, which are incorporated into the operating lease payments, range from 2.75% to 2.90%. The lease line was used as an alternative source of capital to obtain assets, primarily equipment, subject to operating leases. As of June 30, 2005 and December 31, 2004, assets with an original cost of $1,286 were leased under this lease line. Future minimum lease payments under this lease line are $205 as of June 30, 2005. As the lease line has expired, no further assets will be leased under this line of credit.
6. Other Liabilities and Commitments
On July 31, 2001, we entered into a series of agreements with Becton, Dickinson and Company (“BD”) to develop and commercialize tests for malignant melanoma and cancers of the cervix, breast, ovary and prostate using genomic and proteomic markers identified at Millennium Pharmaceuticals, Inc. (“Millennium”). We have accounted for the transaction in accordance with the provisions of SFAS No. 68, “Research and Development Arrangements.” In connection with the transaction, we recorded $6,198 in deferred research and development (“R&D”) funding, which was amortized against such expenses over thirty months on a straight-line basis. During the six months ended June 30, 2004 we recorded $207 of amortization against R&D expense. This deferred R&D funding was fully amortized as of January 31, 2004.
During 2001 we entered into a contract with a vendor in Switzerland to purchase a minimum of 300 and up to 525 base units for our PrepStain instrument. Under the terms of the original contract we committed to purchase at least 300 complete units by December 31, 2004, and to the extent that we purchased less than 525 complete units, we would have been obligated to purchase component parts for the balance by the end of 2005. In late 2004 and early 2005 we negotiated a favorable conclusion to this contractual agreement with the supplier. We now have no further obligation to purchase a balance of component parts and are only committed to purchase an additional 25 base units in 2005, 20 of which had been purchased

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)
by June 30, 2005. Our remaining commitment in terms of the negotiated settlement approximates $43 based on the exchange rate in effect at June 30, 2005.
7. Stock-Based Transactions
Accounting for Stock Options
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

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income/(loss), as reported	$1,515	$203	$2,440	$(681)
Stock-based compensation included in reported net income/(loss)	3	3	6	5
Stock-based compensation expense under fair value based method for all plans	(4,501)	(1,326)	(5,538)	(2,372)

Pro forma net loss	$(2,983)	$(1,120)	$(3,092)	$(3,048)

Net earnings/(loss) per common share (basic & diluted):
Basic:
As reported	$0.04	$0.01	$0.06	$(0.02)
Pro forma	$(0.08)	$(0.03)	$(0.08)	$(0.08)
Diluted
As reported	$0.04	$0.01	$0.06	$(0.02)
Pro forma	$(0.08)	$(0.03)	$(0.08)	$(0.08)

Planned Adoption of FASB Statement No. 123R Effective January 1, 2006
In accordance with FASB Statement No. 123R, “Share-Based Payment,” effective January 1, 2006, we intend to begin to record the value of stock options and other forms of equity-based long term incentives as a direct expense in our financial statements. See also Note 10 below.
On May 31, 2005 we accelerated the vesting of stock options that were both unvested and “out-of-the-money” and held by current employees, officers and directors with exercise prices greater than or equal to $8.89, which was $0.25 higher than the closing sales price of our common stock on the Nasdaq National Market on May 27, 2005. As a result of this vesting acceleration, options to purchase approximately 660,000 shares of TriPath Imaging common stock became fully vested. The primary purpose of the vesting acceleration was to enable TriPath Imaging to minimize future compensation expense associated with the accelerated options upon our planned adoption of SFAS Statement No. 123(R).
Accounting for Warrants issued to Quest Diagnostics
In May 2004, we entered into a multi-year agreement with Quest Diagnostics Incorporated (“Quest Diagnostics”) pursuant to the terms of which Quest Diagnostics uses our SurePath and PrepStain products. In connection with the agreement, we issued Quest Diagnostics warrants with respect to an aggregate of 4,000,000 shares of our common stock, which are described in the following table:

	Shares Subject to	Exercise Price	Warrant
Warrant	Warrants	(per share)	Expiration Date	Vesting Status
First Tranche	800,000	$9.25	May 2007	Currently Exercisable

Second Tranche	200,000	$10.18	May 2007	Currently Exercisable

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

	Shares Subject to	Exercise Price	Warrant
Warrant	Warrants	(per share)	Expiration Date	Vesting Status
Third Tranche	500,000	$10.64	May 2007	Exercisable Upon Achievement of Sales Milestone (Expected Third Quarter 2005)

Fourth Tranche	1,000,000	$11.56	May 2008	Exercisable Upon Achievement of Sales Milestone

Fifth Tranche	1,500,000	$12.03	May 2008	Exercisable Upon Achievement of Sales Milestone
The warrants permit exercise on a net issuance basis and are subject to a lock-up provision, which prohibits sales and other transfers of the underlying shares for a two-year period ending in May 2006, at which point 50% of the shares underlying warrants then exercisable may be transferred, and subjects the remaining underlying shares to an additional one year lock-up.
—      First Tranche Warrants
The First Tranche warrants were exercisable upon the commencement of the agreement with Quest Diagnostics. Using the guidance in the FASB’s Emerging Issues Task Force Release 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” these warrants were valued (on the basis of the fair value of the warrants at the date of grant) using a Black-Scholes pricing model upon issuance at $3,896, which represented a deferred sales discount. The warrants were recorded as additional paid-in capital and the resulting deferred sales discount is being amortized on a straight-line basis against revenues over the five-year term of the agreement. During the three and six months ended June 30, 2005, respectively, we recorded $195 and $390 of amortization as a reduction of revenues related to the First Tranche warrants. For the corresponding periods of 2004, we recorded $130 of amortization as a reduction of revenues in respect of the First Tranche. Included in ‘other current assets’ and ‘other assets’ at June 30, 2005 and December 31, 2004 are the unamortized balances of $779 and $779 in other current assets and $2,207 and $2,597 in other assets, respectively.
—     Sales-Based Milestone Warrants
Our agreement with Quest Diagnostics links the exercisability of the Second Tranche, Third Tranche, Fourth Tranche and Fifth Tranche warrants to the achievement of sales-based milestones, which have been met for the Second Tranche, and which we expect to be met for the Third Tranche in the third quarter of 2005 (as described below). These milestones are based on the volume of SurePath tests purchased by Quest Diagnostics within specified time periods. When it becomes probable that a tranche of warrants will become exercisable upon the achievement of the applicable sales-based milestone, we accrue the resulting sales discounts over the related number of tests in the six-month period for which the milestone is achieved as further described below.
—     Second Tranche Warrants
During the first three months of 2005, it became probable that the Second Tranche warrants would vest during the second quarter of 2005 upon the achievement of the sales-based milestone applicable to these

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)
warrants. Using the guidance in the FASB’s Emerging Issues Task Force Release 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”(“EITF 96-18”), the 200,000 Second Tranche warrants were valued at March 31, 2005, using a Black-Scholes pricing model, at $280. Based on the percentage of the milestone achieved by March 31, 2005, we recorded $237 as a reduction of revenues for the three months ended March 31, 2005 with respect to the Second Tranche with a corresponding credit to accrued sales discount. This sales based milestone for these warrants was achieved at the end of April 2005 and using the guidance in EITF 96-18 this Second Tranche was revalued at April 30, 2005 using a Black-Scholes pricing model at $224. We recorded $224 as additional paid-in capital and $13 as an increase to revenues for the three months ended June 30, 2005 with a corresponding reduction of $237 to accrued sales discount.
—     Third Tranche Warrants
During the second quarter of 2005, it became probable that the Third Tranche warrants would vest during the third quarter of 2005 upon the achievement of the applicable sales-based milestone. While there can be no certainty that it will occur, we currently expect that this milestone will be achieved in the third quarter of 2005. Using the guidance in EITF 96-18, these 500,000 Third Tranche warrants were valued at June 30, 2005, using a Black-Scholes pricing model, at $675. Based on the percentage of the milestone achieved by June 30, 2005, we recorded $299 as a reduction of revenues for the three months ended June 30, 2005 with respect to this tranche with a corresponding credit to accrued sales discount.

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)
—     Summary
We recorded non-cash sales discounts of $481 and $913 for the three and six months ended June 30, 2005, attributable to amortization and accrual of the discount ($195 and $390 related to the First Tranche warrants and $286 and $523 related to the Second Tranche and Third Tranche warrants for the three and six months ended June 30, 2005, respectively). For the corresponding periods of 2004, we recorded $130 of non-cash sales discount, all in respect of the First Tranche.
The (i) non-cash sales discounts for the three and six month periods ended June 30, 2005 and (ii) the amortization and accrual schedules associated with the warrants that are currently exercisable (or expected to be exercisable in the third quarter of 2005) are summarized in the following table:

			Aggregate Value
	Non-Cash Sales	Non-Cash Sales	(non-cash sales
	Discount	Discount	discount) of
	(3 Months Ended	(6 Months Ended	Tranche (as most	Amortization and Accrual
Warrant Tranche	June 30, 2005)	June 30, 2005)	recently calculated)	Schedules (1)
First Tranche	$195	$390	$3,896	5 Years (ending May 2009)
Second Tranche	(13)	224	224	6 Months (ended June 2005)
Third Tranche (anticipated)	299	299	675	6 Months (ending September 2005)

Total	$481	$913

(1)	Amortization relates to deferred discount in connection with First Tranche; accrual of sales discount relates to all other Tranches.
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

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)
Results by Segment
The results, by segment, for the three, and six, months ended June 30, 2005 and 2004, are as follows:

	Three Months Ended June 30, 2005
	Commercial	TriPath
	Operations	Oncology	Total

Revenues	$20,628	$625	$21,253
Cost of revenues	6,265	249	6,514

Gross profit	14,363	376	14,739

Gross margin	69.6%	60.2%	69.4%
Operating expenses:
Research and development	543	2,691	3,234
Regulatory	619	217	836
Sales and marketing	5,645	145	5,790
General and administrative	2,255	1,266	3,521

Total operating expenses	9,062	4,319	13,381

Operating income/(loss)	$5,301	$(3,943)	$1,358

	Three Months Ended June 30, 2004
	Commercial	TriPath
	Operations	Oncology	Total

Revenues	$16,719	$2	$16,721
Cost of revenues	5,001	—	5,001

Gross profit	11,718	2	11,720

Gross margin	70.1%	100.0%	70.1%
Operating expenses:
Research and development	501	2,324	2,825
Regulatory	1,179	134	1,313
Sales and marketing	4,234	71	4,305
General and administrative	2,034	1,115	3,149

Total operating expenses	7,948	3,644	11,592

Operating income/(loss)	$3,770	$(3,642)	$128

	Six Months Ended June 30, 2005
	Commercial	TriPath
	Operations	Oncology	Total

Revenues	$39,707	$873	$40,580
Cost of revenues	11,884	409	12,293

Gross profit	27,823	464	28,287

Gross margin	70.1%	53.2%	69.7%
Operating expenses:
Research and development	1,019	5,344	6,363
Regulatory	1,170	418	1,588
Sales and marketing	10,550	182	10,732
General and administrative	4,933	2,483	7,416

Total operating expenses	17,672	8,427	26,099

Operating income/(loss)	$10,151	$(7,963)	$2,188

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

	Six Months Ended June 30, 2004
	Commercial	TriPath
	Operations	Oncology	Total

Revenues	$32,219	$12	$32,231
Cost of revenues	9,913	—	9,913

Gross profit	22,306	12	22,318

Gross margin	69.2%	100.0%	69.2%
Operating expenses:
Research and development	1,022	4,137	5,159
Regulatory	2,123	264	2,387
Sales and marketing	9,002	232	9,234
General and administrative	4,160	2,211	6,371

Total operating expenses	16,307	6,844	23,151

Operating income/(loss)	$5,999	$(6,832)	$(833)

All sales reflected in the tables above were generated from external customers. Inter-segment revenues of $249 and $409 during the three, and six, months ended June 30, 2005, were eliminated on consolidation. There were no inter-segment revenues in the comparable periods of 2004. Sales to external customers in the TriPath Oncology segment were $625 and $873 during the three, and six, months ended June 30, 2005, respectively, and were primarily attributable to instruments sold and to fee income. Sales to external customers in the TriPath Oncology segment during the three, and six, months ended June 30, 2004 were $2 and $12, respectively, and were primarily attributable to services sold. Sales to external customers in the Commercial Operations segment for the three, and six, months ended June 30, 2005 and 2004, include the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Reagents	$16,701	$13,099	$31,759	$24,601
Instruments	1,639	1,766	3,496	3,513
Fee-per-use, service and other	2,288	1,854	4,452	4,105

Total revenues - Commercial Operations	$20,628	$16,719	$39,707	$32,218

Reagent revenues for the three, and six, months ended June 30, 2005, in our Commercial Operations segment are net of $481 and $913, respectively, of amortization and accrual of the non-cash sales discount related to the Quest Diagnostics warrants. Reagent revenues are net of $130 in our Commercial Operations segment for both the three and six months ended June 30, 2004 (see Note 7 above).

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)
     The tables below disclose certain other selected segment information:

	Three Months Ended June 30,
	2005	2004
Depreciation and amortization
Commercial Operations	$1,283	$1,150
TriPath Oncology	61	57

Total consolidated depreciation and amortization	$1,344	$1,207

Purchases of property and equipment
Commercial Operations	428	23
TriPath Oncology	18	—

Total consolidated purchases of property and equipment	$446	$23

Additions to intangible assets
TriPath Oncology	$24	$—

	Six Months Ended June 30,
	2005	2004
Depreciation and amortization
Commercial Operations	$2,491	$2,291
TriPath Oncology	117	114

Total consolidated depreciation and amortization	$2,608	$2,405

Amortization of deferred R&D funding from BD recorded as an offset to R&D expense
TriPath Oncology	$—	$(207)

Purchases of property and equipment
Commercial Operations	593	26
TriPath Oncology	112	—

Total consolidated purchases of property and equipment	$705	$26

Additions to intangible assets
TriPath Oncology	$24	$—

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2005	2004
Segment assets
Commercial Operations	$114,305	$100,717
TriPath Oncology	1,218	1,035

Total segment assets	$115,523	$101,752

Reconciling item
Inter-segment loan account	(42,182)	(34,218)

Total consolidated assets	$73,341	$67,534

During 2001, our TriPath Oncology segment received $6,198 in deferred R&D funding from BD, which was amortized as an offset to R&D expenses over thirty months on a straight-line basis. This deferred R&D funding was fully amortized as of January 31, 2004 (see tables above).
Geographic Area Data
Our Commercial Operation’s domestic revenues are generated primarily by direct sales activities. The segment initiated expansion of its field sales forces in September 2004, targeted primarily towards our pursuit of additional business under our agreements with large commercial laboratories. International revenues continue to be derived primarily through distributors, except in Canada where we sell directly to our laboratory customers. Revenues by geographic area (or country) are reflected in the tables below:

	Three-Months Ended June 30,
	2005		2004
United States	$15,625	74%	$12,256	73%
International	5,628	26%	4,465	27%
Total Revenues.	$21,253		$16,721

	Three
	Months Ended June 30,
	2005	2004
International Revenues
Europe	$2,227	$2,228
Canada	1,625	1,526
Asia	1,690	696
Rest of world	86	15

Total international revenues	$5,628	$4,465

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

	Six-Months Ended June 30,
	2005		2004
United States	$29,848	74%	$23,259	72%
International	10,732	26%	8,972	28%
Total Revenues.	$40,580		$32,231

	Six
	Months Ended June 30,
	2005	2004
International Revenues Europe	$3,885	$3,965
Canada	4,304	2,988
Asia	2,387	1,912
Rest of world	156	107

Total international revenues	$10,732	$8,972

Reagent revenues for the first three, and six, months of 2005 and 2004, respectively, were recorded as follows:

	Three Months Ended June 30,
	2005	2004
Domestic	$12,676	$10,078
International:
Europe	1,764	1,152
Canada	1,500	1,393
Asia	691	463
Rest of world	84	15

Total international	4,039	3,023

Total reagent revenues	$16,715	$13,101

	Six Months Ended June 30,
	2005	2004
Domestic	$24,404	$18,896
International:
Europe	2,784	2,011
Canada	3,151	2,672
Asia	1,281	938
Rest of world	153	86

Total international	7,369	5,707

Total reagent revenues	$31,773	$24,603

Revenues are attributed to geographic area (or country) based on the location of our customers, which include both distributors and end-users. Revenues recorded in our TriPath Oncology segment were all attributable to domestic customers.

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
On January 5, 2004, the district court in Massachusetts entered an order consolidating this lawsuit into a single action with a lawsuit that Cytyc had filed in Massachusetts. On April 30, 2004, the district court granted us leave to amend our complaint and answer in the consolidated action to assert infringement against Cytyc’s ThinPrep Imaging System under two additional patents. Fact discovery has been completed and expert discovery has been substantially completed as well. The court has scheduled a Markman hearing for September 6-8, 2005 to hear evidence and argument on the patent claim construction issues; pre-hearing claim construction briefing is scheduled to be completed on August 8, 2005. We anticipate that a trial will be scheduled sometime in 2006 based on the current case schedule. We are unable to predict the ultimate outcome. Similarly, we are unable to predict the potential effect on our business and results of operations that any outcome may ultimately have.
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
10. Recently Issued Accounting Standards
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4” (“SFAS 151”), to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . .”. SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)
SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier adoption permitted. The provisions of SFAS 151 shall be applied prospectively. We had not adopted SFAS 151 at June 30, 2005, but we believe that its adoption will have no material impact on our results of operations or on our financial condition.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in thousands, except share and per share amounts)
The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.
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
Our Commercial Operations unit is a commercial engine organized to grow sales, drive margin and generate cash. TriPath Oncology is the development engine of a broad based gene discovery program created to develop new molecular products for the early detection and clinical management of cancer. Today, our revenues are primarily generated through our Commercial Operations unit from the sale of our cervical cytology screening products, and in particular, the SurePath liquid-based Pap test. Although the products that we are developing in TriPath Oncology did not materially impact revenues prior to 2005, we do expect to generate revenues from the early commercialization of some of these molecular diagnostic products and molecular imaging systems in 2005 and believe that sales related to these developing products may significantly impact our growth in the future.
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
Our marketing strategy is focused on providing solutions that address the unmet needs of our three broad market stakeholders: clinical laboratories, clinicians and third-party payors. We have expanded our presence in the marketplace through increased advertising and promotion, company-sponsored seminars and trade shows, and peer selling activities. To further educate and reinforce the benefits of our products, we initiated a partnership with a third-party physician/peer selling organization in 2001 that has continued into 2005. In September 2004, we initiated an expansion of sales and marketing activities to leverage the opportunity created by our growing relationship with the large commercial laboratories (see below) and to meet the challenge associated with expanding our cervical cytology business in this heavily contested market segment while maintaining and growing our business within our traditional customer base.
TriPath Oncology
Our TriPath Oncology business focuses on developing molecular diagnostic products for malignant melanoma and cancers of the cervix, breast, ovary, and prostate.
Our molecular oncology program focuses on using new discoveries in genomics and proteomics research to develop and commercialize molecular diagnostic products to improve the early detection and clinical management of certain types of cancer. We have active programs in development seeking to create tests to identify individuals with certain types of cancer at the earliest possible stage of the disease, provide individualized predictive and prognostic information, guide treatment selection for patients with cancer, and predict disease recurrence. The core products and services we are developing will be based upon genomic and proteomic markers that were identified through discovery research conducted at Millennium under its research and development agreement with BD as well as other markers that have been or may be identified independently of that agreement. We have sublicensed certain of BD’s rights to the proprietary markers. Our approach to marker discovery, identification, and prioritization is based on correlation with patient outcome and includes the evaluation of markers that have been previously identified by others as well as novel markers that have not been previously associated with our specific product indications. As a result, to ensure our freedom to utilize known markers and integrate them into our product candidates, we have in certain instances licensed them from third parties. We are concurrently pursuing intellectual property protection for novel markers that we have identified and proprietary formulations that we are creating from the combination of either novel or known markers as well as for molecular imaging systems. However, we cannot be sure that we will be able to license additional markers on a “go-forward” basis, on acceptable terms, if at all, or establish intellectual property protection of our novel markers, proprietary formulations or molecular imaging systems. During 2004 and early in 2005, we filed U.S. provisional, U.S. non-provisional and international (PCT) patent applications that covered our discoveries, validation, and clinical assay format development in our cervical screening, breast prognosis and ovarian molecular oncology programs and obtained exclusive licenses from third parties to intellectual property relating to two potentially constituent biomarkers. We cannot be sure that our products or technologies do not infringe patents that may be granted in the future pursuant to pending patent applications or that our products do not infringe any patents or proprietary rights of third parties or that all of our issued patents are valid.
Our molecular diagnostic products did not materially impact revenues prior to 2005. We do expect to generate revenues from the early commercialization of some of these molecular diagnostic products and molecular imaging systems in 2005 and believe that sales related to these developing products may significantly impact our growth in the future. We introduced some of our molecular diagnostic reagents and molecular imaging systems in the second quarter of 2005 and, though modest, recorded our first revenues from them in the quarter. We have introduced our ProEx C and ProEx Br analyte specific reagents (ASRs) to early adopters among academic centers, hospital laboratories, and independent clinical laboratories in the U.S. through our existing laboratory sales organization. It is the responsibility of the laboratory that purchases the ASR to develop, validate, and promote the test as well as to validate its clinical performance. We have introduced our cervical staging assay kit to a select group of academic centers and opinion leaders outside the U.S. We expect to introduce our molecular cytology imaging system to this same group outside the U.S. later this year. Our interactive histology imaging system has been launched by Ventana Medical Systems, Inc. (Ventana) pursuant to our five-year global supply agreement under which Ventana obtained exclusive rights to sell and distribute worldwide a Ventana-branded version of the system. We believe the agreement provides the potential for capital equipment and fee-per-use revenues in the second half of 2005 should Ventana be successful in placing the instrument with its end user customer laboratories.
The following table describes the stage of development of the product candidates in our molecular oncology pipeline, and indicates what year we have released (marked by an asterisk) or expect to release the product in the indicated format. In the table, “RUO” means “Research Use Only”, “ASR” means “Analyte Specific Reagent”, “IUO” means “Investigational Use Only”, and “IVD” means “In Vitro Diagnostic”.

Our Developing Molecular Oncology Pipeline

		Estimated
Application	Format	Target Date

Reagents
Microscopic Slide Based
Melanoma	ASR	2003	*
Cervical Cancer	RUO	2004	*
Breast Cancer	RUO	2004	*
Pro Ex C	ASR	2005	*
Pro Ex Br	ASR	2005	*
SurePath with ProEx C	Assay Kit (Outside U.S.)	2005	*
SurePath Molecular Pap	IUO	2005
Breast Cancer Staging	IUO	2005
SurePath Molecular Pap	IVD Assay Kit (U.S.)	2007
Breast Cancer Staging	IVD Assay Kit (U.S.)	2007
Blood Based
Ovarian Cancer	RUO	2005
Breast Cancer	RUO	2006
Prostate Cancer	RUO	2007
Ovarian Cancer Screening	IVD Assay Kit	2008
Breast Cancer Screening	IVD Assay Kit	2008
Prostate Cancer Screening	IVD Assay Kit	2009

Reagent Enabling Products
SureDetect Biomarker Detection Kit	U.S. (included in Outside U.S. kit)	2005	*
SMS 3600 Automated Stainer	U.S. & Outside U.S.	2005	*

Imaging Platforms
Interactive Histology Imager	ER/PR 510(k)	2005	*
	HER-2/Neu	2005
	Additional “known” markers	2005
	Breast Staging IUO	2005
	Other Applications	2006
Molecular Cytology Imager	Outside U.S.	2005
	IUO (SurePath Molecular Pap)	2006
	IVD (SurePath Molecular Pap)	2007
While the dates provided above represent our estimated target dates for the respective products, there can be no assurance that these dates will be achieved by the dates targeted, or ever. Further, there can be no assurance that FDA approvals necessary to reach our target dates for IVD format products will be achieved when we expect, if at all, or that any foreign regulatory approvals necessary for any foreign releases will be achieved when we expect, if at all.
Developments
In the first half of 2005 we generated revenues of $40,580, a 25.9% increase from the first half of 2004, gross profit of $28,287, a 26.7% increase from the first half of 2004, and net income of $2,440 or $0.06 per share, a $3,121 improvement from a net loss of $681 in the first half of 2004.
As expected, our growth in revenues in the first half of 2005 was primarily driven by the sale of SurePath reagents and disposables. Worldwide sales of SurePath reagents and disposables increased 29.1% from the first half of 2004 and accounted for 78.3% of total revenues generated in the first half of 2005. The growth in SurePath sales was driven by three factors: 1) accelerated penetration of the large commercial laboratories in the U.S.; 2) expansion of our sales force in the U.S.; and 3) accelerated market penetration outside the U.S.
SurePath tests sold to the large commercial laboratories during the first half of 2005 increased 145.3% from the first half of 2004. During the second quarter of 2005, SurePath tests sold to the large commercial laboratories increased 145.9% from the second quarter of 2004 and 31.8% from the first quarter of 2005 and accounted for 39.1% of SurePath tests sold in the U.S. in the quarter as compared to 21.9% in the second quarter of 2004 and 33.4% in the first quarter of 2005. SurePath tests sold to all customers in the U.S. during the second quarter of 2005 increased 37.6% from the second quarter of 2004, reflecting the growth in tests sold to the large commercial laboratories as well as a 7.2% increase in tests sold to our traditional customer base. We estimate the SurePath liquid based Pap test’s share of the liquid based Pap test market in the U.S. increased to 18% in the quarter as compared to 13% in the second quarter of 2004 and 16% in the first quarter of 2005.
We recorded a $783 increase in non-cash sales discount related to our agreement with Quest Diagnostics in the first half of 2005 versus the first half of 2004. This resulted primarily from the vesting of 200,000 warrants held by Quest Diagnostics as a result of their achievement of the first sales-based milestone in the second quarter of 2005 and our expectation that a further 500,000 warrants will vest in the third quarter of 2005 as a result of their achievement of the second sales-based milestone in the third quarter of 2005. (see — “Results of Operations —Non-GAAP Financial Statements” below).
Our expanded U.S. sales organization, including over 70 physician directed sales professionals, was deployed in the first quarter of 2005, bringing our total U.S. sales organization, including application specialists, to in excess of 110 individuals. We believe that our growth in the U.S. in the second quarter may have reflected, in part, the early impact of this expanded sales organization.
Revenues generated in the first half of 2005 from the sale of SurePath reagents and disposables outside the U.S. increased 29.1% from the first half of 2004, reflecting 36.6% growth in Asia, 38.4% growth in Europe and 17.9% growth in Canada. Early in the first half of 2005 and in July of 2005, our distributor in the U.K. entered into several new exclusive multi-year agreements that brought our cumulative commitments to nearly 27% of the market in the U.K. and, 29% in England and Wales. Also in the first half of 2005, we announced that we had renewed all of our major exclusive contracts to supply the SurePath liquid based Pap test to laboratories in Canada. We estimate that these renewed contracts in Canada represent over 1,600 SurePath tests per year.
Revenue growth from the sale of our molecular diagnostic products accounted for approximately 13.7% of our revenue growth in the second quarter of 2005 from the second quarter of 2004 and primarily reflected revenues generated from our sales and distribution agreement with Ventana relating to our molecular imaging systems. Ventana launched VIAS, the Ventana branded version of our interactive histology imaging system, in the second quarter of 2005 after we received 510(k) clearance from the U.S. Food and Drug Administration (FDA) for processing Ventana estrogen and progesterone receptor assays on the system. Subsequent to this launch, we submitted an application for 510(k) clearance from the FDA for processing of the Ventana HER-2/Neu assay. This 510(k) notification is currently under consideration by the FDA. We also initiated a U.S. launch of ProEx C, our slide-based ASR for identification of aberrant S phase induction. We also began to introduce our cervical staging assay kit, SurePath with ProEx C, to a select group of academic centers and opinion leaders outside the U.S.
We remain on track to initiate our cervical screening and breast staging clinical trials in the second half of 2005. We continued to finalize the development of our molecular assay for screening for cervical cancer and its precursors. Concurrently, we have continued our dialogue with FDA regarding the protocol for our U.S. clinical trial of our cervical screening assay and have initiated the site selection and preparation process for this pivotal clinical trial. We have also completed final optimization of our breast staging assay and have initiated a dialogue with FDA regarding the protocol for our pivotal U.S. clinical trial of this product. We expect that Investigational Use Only (IUO) versions of both of the cervical screening and breast staging assays will be available in the second half of 2005. We continue to expect to initiate enrollment of subjects into both trials in the fourth quarter of 2005.
We anticipate that some of the data generated from external research studies as well as new internal research data relating to both our breast and cervical staging products will be presented at major scientific meetings in the U.S. and in Europe in the fourth quarter of this year. We also initiated the final marker selection process for our blood based ovarian cancer screening assay and continue to expect to release these reagents for research use only in the second half of 2005.
We received approval from the FDA for processing of pre-coated slides with the PrepStain Slide processor early in the first quarter of 2005. We are currently optimizing the product formulation and manufacturing processes, and intend to seek supplemental application approval from FDA prior to product release. In the first quarter of 2005 we announced that we had withdrawn our PMA Supplement (PMAS) submission to the FDA to seek approval for expanded claims for the SurePath liquid-based Pap test to include an out-of-vial option for testing cervical cells collected using the SurePath Test Pack for the presence of high risk HPV DNA with the Digene hc2 High-Risk HPV DNA Test™. In the interest of resubmitting this PMAS at the earliest possible date, we have continued our discussions with FDA and are providing additional information for consideration by the Agency in these discussions. We have also been in contact with the FDA regarding our PMAS application requesting expanded FocalPoint claims to include the use of the FocalPoint GS Imaging System. We have responded to the FDA’s questions and requests for clarification. Review of our response and pre-approval inspections are pending.
Our gross margin for the first half of 2005 was 69.7%, which compares favorably with our gross margin of 69.2% reported in the first half of 2004. However, the additional gross profit generated on incremental revenues between the first six months of 2004 and the first six months of 2005 by our commercial operations segment yielded an incremental gross margin of 73.7% as compared to 82.2% between the first six months of 2004 and the first six months of 2003. As SurePath sales to the large commercial laboratories have increased and continue to increase, we expected some downward pressure on incremental gross margin as the selling prices of our tests to higher volume customers, such as our large commercial laboratory customers in the U.S., tend to be lower than the selling prices to our other laboratory customers. We expect this trend to continue. The overall gross margin was adversely impacted by the instrument selling price to Ventana for our interactive histology imaging system. Given that most of the activity in the first year of our agreement with Ventana will relate to the initial placement of imaging systems, we anticipate that most revenues generated from this relationship in 2005 will reflect the lower gross margin associated with this instrument’s selling price. We expect that this downward trend will be offset by the higher gross margin generated over time from usage fees. The extent to which the overall gross margin is affected will depend on the extent to which Ventana is successful in placing instruments and generating tests from each instrument placed (see also Outlook below).
Our commercial operations operating segment remained highly profitable in the first half of 2005 and generated operating income of $10,151, a 69.2% increase from the first half of 2004. A significant portion of the excess cash flow generated by our commercial operations segment was invested in our molecular diagnostic programs. Overall, our operating expenses were generally in line with expectations and reflected our efforts to balance growth in revenues with the development of effective marketing and sales programs, as well as other expenses which included professional fees related to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and ongoing litigation with Cytyc. Expenses generated by the TriPath Oncology segment, which includes all research and development, regulatory, sales and marketing, and administrative expenses relating to our molecular diagnostic programs, were in line with our expectations for the quarter as we await the results of internal and external studies related to our breast and cervical staging assays, complete the development of our cervical screening assay and our molecular cytology imaging system, prepare for clinical trials with respect to our cervical screening and breast staging assays, select the final marker panel for screening for ovarian cancer, develop our RUO reagents for the field of ovarian cancer screening and initiate the commercial introduction of some of our molecular diagnostic reagents and molecular imaging systems.
We remained cash flow positive in the first half of 2005, generating an average of approximately $339 of cash per month, an improvement of $1,118 per month when compared to a monthly average use of cash of $779 in the first half of 2004. We continue to believe that we can manage our cash to minimize the need for additional outside sources of cash in 2005, although we may experience negative cash flow quarters from time to time prior to becoming cash flow positive on a consistent basis.
On May 31, 2005 we accelerated the vesting of stock options that were both unvested and “out-of-the-money” and held by current employees, officers and directors with exercise prices greater than or equal to $8.89, which was $0.25 higher than the closing sales price of our common stock on the Nasdaq National Market on May 27, 2005. As a result of this vesting acceleration, options to purchase approximately 660,000 shares of TriPath Imaging common stock became fully vested, including approximately 440,000 options held by officers at vice-president level and above and approximately 20,000 options held by non-employee directors. In order to avoid unintended personal benefits, and as a condition to the acceleration, TriPath Imaging required that officers at vice-president level and above and non-employee directors agree to refrain from selling any shares acquired upon the exercise of accelerated options (except as necessary to cover the exercise price and satisfy withholding taxes) until the date on which such options would have vested under their pre-acceleration vesting schedule, or if earlier, the individual’s last day of employment or upon a change of control. The primary purpose of the vesting acceleration was to enable TriPath Imaging to minimize future compensation expense associated with the accelerated options upon our planned adoption of SFAS Statement No. 123(R).
Challenges
Our primary challenges in 2005 relate to leveraging the pathways for growth that we created in 2004.
We have made significant progress in penetrating the cervical cytology marketplace with our SurePath liquid-based Pap test over the past five years. We believe that there is additional ground to be gained despite the fact that we continue to face significant competitive pressure. Our growing relationship with the large commercial laboratories in the U.S. presents a significant growth opportunity in the second half of 2005. Our success in 2005 will in large part depend on our ability to sell the SurePath liquid-based Pap test to the large commercial laboratories. As we expand the focus of our sales and marketing efforts to our large commercial laboratory customers, however, we face the challenge of expanding our cervical cytology business in a heavily contested market segment while maintaining and growing our business within our traditional customer base (see Outlook below).
As we complete the expansion of our domestic sales force that we initiated in the third quarter of 2004, we will face the challenge of ensuring the earliest possible return on this increased investment in sales and marketing by accelerating our growth in revenues generated from increased sales to our large commercial laboratories as well as to our traditional customer base. Typically, a sales representative achieves optimal sales productivity in no less than six months from date of hire. We therefore expect most of the impact of the expanded sales force to be reflected in the second half of 2005. The extent to which we can reduce the learning curve and accelerate integration of our expanded sales organization will impact on our results and make it more likely that we will achieve our revenue forecast for 2005 (see Outlook below). The expanded sales organization also presents new challenges for our sales management, given our increased size and expanded geographic coverage and natural turn-over in any sales force.

Given the accelerated traction we gained outside the U.S. in 2004 and the first half of 2005, we expect that our sales outside the U.S. will contribute significantly to our growth in the second half of 2005. The primary challenges presented outside the U.S. include governmental decisions regarding licensing and reimbursement, and regional variations in practices and product acceptance. In addition, since we sell predominantly through regional distributors in all markets outside the U.S. except for Canada, we face the challenges associated with managing these independent sales distributors in most international markets and our success, to a large extent, is dictated by the performance of the regional distributor. In Canada, where we sell through our own sales force, our greatest challenge in 2005 relates to our ability to translate the success we have enjoyed to date in the province of Ontario to other population centers.
Successful movement of product offerings through the FDA approval process is a continuing challenge that we face in 2005. Review of our PMAS application for the FocalPoint GS Imaging System and a 510(k) notification for processing of the Ventana HER2-Neu assay on our interactive histology imaging system are currently pending. In August 2004, we submitted new clinical data to the FDA in support of a supplemental filing to our Pre-Market Approval for the PrepStain System to include approval of testing of cervical cells collected using the SurePath Test Pack for high-risk human papilloma virus (HPV) DNA with the Digene hc2 High-Risk HPV DNA Test™. In February 2005, we announced that we had withdrawn this submission. This action was taken after we, through discussions with the FDA, learned that additional clinical information and analyses would be required which had not been part of the original protocol accepted by the agency. The decision to withdraw is a procedural step and we are currently in discussions with the FDA about the additional data or information requirements. In the interest of resubmitting this PMAS at the earliest possible date, we have continued our discussions with FDA and are providing additional information for consideration by the Agency in these discussions. We also expect to submit additional 510(k) notifications to process other Ventana assays on our interactive histology system throughout 2005. FDA approval of each of these products may significantly impact on our ability to achieve our revenues forecasted for 2005, although there can be no assurance that we will obtain FDA marketing clearance for these product offerings. We also face the challenge of developing clinical trial protocols that are acceptable to the FDA for our slide based cervical screening and breast staging molecular diagnostic products. The length, size, complexity, cost, and potential outcome of these clinical trials will be driven by our ability to craft and execute a reasonable and well-designed clinical trial protocol. Successful development of these clinical trial protocols will impact on our ability to initiate these trials in the second half of 2005 as planned and will ultimately impact on revenues that we expect to generate from the sale of these products in the future.
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
We expect that domestic and international sales of some of our molecular reagents and molecular imaging systems will contribute to our revenues in the second half of 2005 (see Outlook below). As a result, we will face the challenge of introducing these as either RUO products or ASRs in the U.S. as well as the challenges associated with the international introduction of products not yet approved for use in the U.S.

The success of our slide based cervical staging product, cervical screening product, breast staging product, and our molecular imaging systems will depend, to a large extent, on the outcome of our ongoing in-house studies, as well as, external research studies that are being generated by independent investigators. As we collect data from both internal and external research studies we face the challenge of building the clinical case for the value of these developing products, the challenge of positioning ourselves for clinical trials, the challenge of translating the results of these studies into market opportunity, the challenges of securing regulatory approval, and the challenge related to preparing the market for a broad introduction of these products in the future. We also face the challenges and risks associated with selection of the final marker panel for screening for ovarian cancer, for identifying a high-volume testing platform for blood-based screening assays, for continuing clinical studies related to our melanoma staging product, and for preparation of our facilities and operations for manufacture of the molecular diagnostic products that we are developing.
Our sales and distribution agreement with Ventana is of both short and long term significance. In the short term, it is an opportunity to penetrate the anatomic pathology marketplace with our interactive imager and, as a result, to generate new revenue streams as the agreement provides for potential capital equipment and fee per use revenues beginning in 2005. In the long term, it is an opportunity to ensure placement of our molecular imaging system in advance of the commercial introduction of our slide-based breast staging product along with a battery of complementary assays from Ventana. The challenges that we will face as a result of this venture include obtaining FDA clearances for additional Ventana assays processed on the product and, if necessary, additional FDA or other regulatory clearances or approvals with respect to the assays and imager, and the challenges associated with supporting Ventana in its continued market introduction of the product.
As always, we face the ongoing challenges associated with balancing our existing cash flow and reserves against the costs associated with effective research, development, marketing and selling programs.
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
On January 5, 2004, the district court in Massachusetts entered an order consolidating this lawsuit into a single action with a lawsuit that Cytyc had filed in Massachusetts. On April 30, 2004, the district court granted us leave to amend our complaint and answer in the consolidated action to assert infringement against Cytyc’s ThinPrep Imaging System under two additional patents. Fact discovery has been completed and expert discovery has been substantially completed as well. The court has scheduled a Markman hearing for September 6-8, 2005 to hear evidence and argument on the patent claim construction issues; pre-hearing claim construction briefing is scheduled to be completed on August 8, 2005. We anticipate that a trial will be scheduled sometime in 2006 based on the current case schedule. We are unable to predict the ultimate outcome. Similarly, we are unable to predict the potential effect on our business and results of operations that any outcome may ultimately have.
The case number for the action transferred from North Carolina to Massachusetts is 1:03-CV-12630-DPW and the case number for the consolidated Massachusetts action is 1:03-CV-11142-DPW. The case numbers are for reference only and the corresponding pleadings are expressly not incorporated into this document by reference.
Critical Accounting Policies
In our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, we identified our judgments and assumptions with respect to revenue recognition, allowance for doubtful accounts receivable, inventory, valuation of long-lived and other intangible assets and income taxes and valuation allowances as most critical to the accounting estimates used in the preparation of our financial statements. We reviewed our policies and estimates and determined that those policies require the most critical judgments and assumptions for the three, and six, months ended June 30, 2005. We did not make any changes in those policies during the quarter.
Results of Operations
(In thousands, except share and per share amounts)
Non-GAAP Financial Measures
In May 2004, we entered into a multi-year agreement with Quest Diagnostics pursuant to the terms of which Quest Diagnostics uses our SurePath and PrepStain products. In connection with the agreement, we issued Quest Diagnostics warrants with respect to an aggregate of 4,000,000 shares of our common stock, which are described in the following table:

	Shares Subject to	Exercise Price	Warrant
Warrant	Warrants	(per share)	Expiration Date	Vesting Status
First Tranche	800,000	$9.25	May 2007	Currently Exercisable
Second Tranche	200,000	$10.18	May 2007	Currently Exercisable
Third Tranche	500,000	$10.64	May 2007	Exercisable Upon Achievement of Sales Milestone (Expected Third Quarter 2005)
Fourth Tranche	1,000,000	$11.56	May 2008	Exercisable Upon Achievement of Sales Milestone
Fifth Tranche	1,500,000	$12.03	May 2008	Exercisable Upon Achievement of Sales Milestone
The warrants permit exercise on a net issuance basis and are subject to a lock-up provision, which prohibits sales and other transfers of the underlying shares for a two-year period ending in May 2006, at which point 50% of the shares underlying warrants then exercisable may be transferred, and subjects the remaining underlying shares to an additional one year lock-up.
—            First Tranche Warrants
The First Tranche warrants were exercisable upon the commencement of the agreement with Quest Diagnostics. Using the guidance in the FASB’s Emerging Issues Task Force Release 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” these warrants were valued (on the basis of the fair value of the warrants at the date of grant) using a Black-Scholes pricing model upon issuance at $3,896, which represented a deferred sales discount. The warrants were recorded as additional paid-in capital and the resulting deferred sales discount is being amortized on a straight-line basis against revenues over the five-year term of the agreement. During the three and six months ended June 30, 2005, respectively, we recorded $195 and $390 of amortization as a reduction of revenues related to the First Tranche warrants. For the corresponding periods of 2004, we recorded $130 of amortization as a reduction of revenues in respect of the First Tranche. We will continue to record a non-cash sales discount of $65 per month, attributable to the initial warrants, over the remainder of the 60-month life of our agreement with Quest Diagnostics. Included in ‘other current assets’ and ‘other assets’ at June 30, 2005 and December 31, 2004 are the unamortized balances of $779 and $779 in other current assets and $2,207 and $2,597 in other assets, respectively.
—            Sales-Based Milestone Warrants
Our agreement with Quest Diagnostics links the exercisability of the Second Tranche, Third Tranche, Fourth Tranche and Fifth Tranche warrants to the achievement of sales-based milestones, which have been met for the Second Tranche, and which we expect to be met for the Third Tranche in the third quarter of 2005 (as described below). These milestones are based on the volume of SurePath tests purchased by Quest Diagnostics within specified time periods. When it becomes probable that a tranche of warrants will become exercisable upon the achievement of the applicable sales-based milestone, we accrue the resulting sales discounts over the related number of tests in the six-month period for which the milestone is achieved as further described below. Since the sales discount relating to these tranches of warrants will be accrued over only six months, if and when such warrants vest, the quarterly impact upon the future quarters in which they are recorded may be disproportionately large compared to the ongoing quarterly non-cash sales discount of $195 recorded in connection with the initial warrants.
—            Second Tranche Warrants
During the first three months of 2005, it became probable that the Second Tranche warrants would vest during the second quarter of 2005 upon the achievement of the sales-based milestone applicable to these warrants. Using the guidance in the FASB’s Emerging Issues Task Force Release 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”(“EITF 96-18”), the 200,000 Second Tranche warrants were valued at March 31, 2005, using a Black-Scholes pricing model, at $280. Based on the percentage of the milestone achieved by March 31, 2005, we recorded $237 as a reduction of revenues for the three months ended March 31, 2005 with respect to the Second Tranche with a corresponding credit to accrued sales discount. This sales based milestone for these warrants was achieved at the end of April 2005 and using the guidance in EITF 96-18 this Second Tranche was revalued at April 30, 2005 using a Black-Scholes pricing model at $224. We recorded $224 as additional paid-in capital and $13 as an increase to revenues for the three months ended June 30, 2005 with a corresponding reduction of $237 to accrued sales discount.
—            Third Tranche Warrants
During the second quarter of 2005, it became probable that the Third Tranche warrants would vest during the third quarter of 2005 upon the achievement of the applicable sales-based milestone. While there can be no certainty that it will occur, we currently expect that this milestone will be achieved in the third quarter of 2005. Using the guidance in EITF 96-18, these 500,000 Third Tranche warrants were valued at June 30, 2005, using a Black-Scholes pricing model, at $675. Based on the percentage of the milestone achieved by June 30, 2005, we recorded $299 as a reduction of revenues for the three months ended June 30, 2005 with respect to this tranche with a corresponding credit to accrued sales discount.

—            Summary
We recorded non-cash sales discounts of $481 and $913 for the three and six months ended June 30, 2005, attributable to amortization and accrual of the discount ($195 and $390 related to the First Tranche warrants and $286 and $523 related to the Second Tranche and Third Tranche warrants for the three and six months ended June 30, 2005, respectively). For the corresponding periods of 2004, we recorded $130 of non-cash sales discount, all in respect of the First Tranche.
The (i) non-cash sales discounts for the three and six month periods ended June 30, 2005 and (ii) the amortization schedules associated with the warrants that are currently exercisable (or expected to be exercisable in the third quarter of 2005) are summarized in the following table:

			Aggregate Value
			(non-cash sales
	Non-Cash Sales	Non-Cash Sales	discount) of
	Discount	Discount	Tranche (as most
	(3 Months Ended	(6 Months Ended June	recently	Amortization and
Warrant Tranche	June 30, 2005)	30, 2005)	calculated)	Accrual Schedules (1)
First Tranche	$195	$390	$3,896	5 Years (ending May 2009)
Second Tranche	(13)	224	224	6 Months (ended June 2005)
Third Tranche (anticipated)	299	299	675	6 Months (ending September 2005)
Total	$481	$913

(1)	Amortization relates to deferred discount in connection with First Tranche; accrual of sales discount relates to all other Tranches.
The following tables present pro forma versions of our revenues, gross profit, net income and earnings per share (basic and diluted) to illustrate our results from operations excluding the recorded non-cash sales discount relating to the warrants held by Quest Diagnostics. The tables present the most comparable GAAP measure to each non-GAAP measure, as well as the reconciliation to the corresponding GAAP measure. Our management believes that these non-GAAP financial measures provide a useful measure of our results of operations, excluding discounts that are not necessarily reflective of, or directly attributable to, our operations. We believe that these non-GAAP measures will allow investors to monitor our ongoing operating results and trends, gain a better understanding of our period-to-period performance, and gain a better understanding of our business and prospects for future performance. These non-GAAP results are not in accordance with, or an alternative for, generally accepted accounting principles and may be different from similar non-GAAP measures used by other companies.

	Three months ended June 30, 2005
		Reconciliation:
		Add Back Non-Cash Sales
	GAAP	Discount	Non-GAAP

Revenues	$21,253	$481	$21,734
Gross profit	14,739	481	15,220
Net income	1,515	481	1,996
Earnings per share:
		$481 to revenues
Basic	$0.04	used in calculation	$0.05
		$481 to revenues
Diluted	$0.04	used in calculation	$0.05

	Three months ended June 30, 2004
		Reconciliation:
		Add Back Non-Cash
	GAAP	Sales Discount	Non-GAAP

Revenues	$16,721	$130	$16,851
Gross profit	11,720	130	11,850
Net income	203	130	333
Earnings per share:
		$130 to revenues
Basic	$0.01	used in calculation	$0.01
		$130 to revenues
Diluted	$0.01	used in calculation	$0.01

	Six months ended June 30, 2005
		Reconciliation:
		Add Back Non-Cash
	GAAP	Sales Discount	Non-GAAP

Revenues	$40,580	$913	$41,493
Gross profit	28,287	913	29,200
Net income	2,440	913	3,353
Earnings per share:
		$913 to revenues
Basic	$0.06	used in calculation	$0.09
		$913 to revenues
Diluted	$0.06	used in calculation	$0.09

	Six months ended June 30, 2004
		Reconciliation:
		Add Back Non-Cash
	GAAP	Sales Discount	Non-GAAP

Revenues	$32,231	$130	$32,361
Gross profit	22,318	130	22,448
Net income	(681)	130	(551)
Earnings per share:
		$130 to revenues
Basic	$(0.02)	used in calculation	$(0.01)
		$130 to revenues
Diluted	$(0.02)	used in calculation	$(0.01)

Three Months Ended June 30, 2005 and 2004
The tables below summarize our segment results for the three months ended June 30, 2005 and 2004. All intersegment revenues have been eliminated. Comments made throughout this discussion related to our segments refer to the figures in these tables:

	Commercial Operations
	Three Months Ended
	June 30,
	2005	2004	Change vs 2004	% Change
Revenues	$20,628	$16,719	$3,909	23.4
Cost of revenues	6,265	5,001	1,264	25.3

Gross profit	14,363	11,718	2,645	22.6
Gross margin	69.6%	70.1%	—

Operating expenses:
Research and development	543	501	42	8.4
Regulatory	619	1,179	(560)	(47.5)
Sales and marketing	5,645	4,234	1,411	33.3
General and administrative	2,255	2,034	221	10.9

	9,062	7,948	1,114	14.0

Operating income	$5,301	$3,770	$1,531	40.6

	TriPath Oncology
	Three Months Ended
	June 30,
	2005	2004	Change vs 2004	% Change
Revenues	$625	$2	$623	NM
Cost of revenues	249	—	249	NM

Gross profit	376	2	374	NM
Gross margin	60.2%	100.0%	—

Operating expenses:
Research and development	2,691	2,324	367	15.8
Regulatory	217	134	83	61.9
Sales and marketing	145	71	74	104.2
General and administrative	1,266	1,115	151	13.5

	4,319	3,644	675	18.5

Operating loss	$(3,943)	$(3,642)	$(301)	(8.3)

NM-not meaningful

Revenues
Total Revenues — Total revenues for the second quarter of 2005 were $21,253, representing an increase of $4,532, or 27.1%, compared to revenues of $16,721 in the second quarter of 2004. Total revenues for the three months ended June 30, 2005 include a reduction of $481, compared to $130 in the second quarter of 2004, related to a non-cash sales discount in connection with warrants issued to Quest Diagnostics which is discussed below in connection with sales of reagents (see also “Non-GAAP Financial Measures” above). The most significant component of our increased revenues was from increased sales of reagents and disposables in our commercial operations segment, as discussed further below.
Commercial Operations Revenues — Revenues for the second quarter of 2005 in our Commercial Operations segment were $20,628, net of a $481 non-cash sales discount to reagents and disposable sales versus $16,719, net of a $130 non-cash sales discount in the second quarter of 2004, representing an increase of $3,909, or 23.4%.
In the second quarter of 2005, reagent revenues increased by $3,602, or 27.5%, versus the second quarter of 2004. Domestic sales of our SurePath and PrepStain reagents, which reflects the impact of a $481 non-cash sales discount in the second quarter of 2005 versus $130 in the second quarter of 2004, increased $2,585, or 25.7%, while international reagent and disposable sales increased $1,017, or 33.6%, over the same period in 2004. Revenues generated from domestic sales of reagents and disposables increased by 8.0% from the first quarter of 2005. Worldwide, we shipped 43 PrepStain instruments, including 15 sales and 28 reagent rentals in the second quarter of 2005. In the U.S., we shipped 28 PrepStain instruments to new and existing customers, 27 of which were reagent rentals. During the second quarter of 2005, we gained 10 new laboratory customers in the U.S. Domestic sales of test kit units increased by 37.6% from the second quarter of 2004 and by 12.8% from the first quarter of 2005. Revenues generated from the sale of cervical cytology test kits to the large commercial laboratories increased 105.1% in the second quarter of 2005 over the second quarter of 2004. The large commercial laboratories accounted for 39.1% of all SurePath cervical cytology test kits sold by us in the U.S. in the second quarter of 2005 as compared to 21.9% in the second quarter of 2004 and 33.4% in the first quarter of 2005. The increase in business from large commercial laboratory customers is a result of our relationships with Quest Diagnostics, LabCorp, AmeriPath and LabOne and increasing focus of our sales and marketing efforts on the large commercial laboratories. In addition, SurePath tests sold to our traditional customer base increased 7.2% from the second quarter of 2004. Our SurePath Test Pack share of the domestic Pap smear testing market in the U.S. was in excess of 18% for the second quarter of 2005 versus approximately 13% for the second quarter of 2004.
Instrument revenues decreased $128, or 7.2%, for the second quarter of 2005 versus the second quarter of 2004. Sales of PrepStain instruments worldwide decreased by $173, or 20.9%, for the second quarter of 2005 over the second quarter of 2004, comprised of a domestic decrease of $325 and an increase of $152 internationally. Worldwide sales of FocalPoint systems increased approximately $45, or 4.9%, during the second quarter of 2005 over the second quarter of 2004, with a domestic increase of $166, or 69.7%, offset partially by an international decrease of $121, or 17.3%. Overall, two FocalPoint slide profilers net of returns were placed with new and existing customers in the U.S. during the quarter. This brings the total of FocalPoint slide profiler customers in the U.S. to 62, representing 100 instruments. Approximately 77% of FocalPoint customers in the U.S. utilize our integrating software to process both conventional Pap smears and SurePath slides.
Other revenues increased by $435, or 23.5%, from the second quarter of 2004 to the second quarter of 2005. The major component of this overall net increase was freight and royalty revenue increases of $191, service revenue increases of $194 and other consumable revenue increases of $73. Offsetting these increases were minor decreases totaling $23.

TriPath Oncology Revenues — Our TriPath Oncology business has been focused, since its inception, on developing molecular diagnostic products for malignant melanoma and cancers of the cervix, breast, ovary, and prostate. Our TriPath Oncology segment recorded $625 of revenues in the second quarter of 2005, primarily attributable to sales of instruments and to fee income. This compares with $2 in the same period of 2004, which were attributable to reagents sold.
Gross Margin
Total Gross Margin — Total gross margin for the second quarter of 2005 was 69.4%, a decrease from 70.1% in the comparable period of 2004. Though the gross margin has declined slightly, this was expected as our growth in sales of cervical cytology test kits to the large commercial laboratories has increased at a faster pace than in our traditional customer base. Overall, this resulted in an increase in gross profit of $3,019, or 25.8%, between the comparable quarters. Our Commercial Operations segment is primarily responsible for the increase in gross profit because of continued growth in reagent and disposable sales and lean-based efficiencies in our manufacturing operations, which includes tools such as Value Stream Mapping, One-Piece Flow, Kanban Materials Management and Kaizen implementation methodology. Additionally, TriPath Oncology recorded increased gross profit primarily related to fee revenue.
Commercial Operations Gross Margin — Total gross margin for the second quarter of 2005 in our commercial operations segment was 69.6%, a decrease from 70.1% in the comparable period of 2004. Overall, this resulted in an increase in gross profit of $2,645, or 22.6%, between the comparable quarters. Gross profit increased as the result of continued growth in reagent and disposable sales and lean-based efficiencies in our manufacturing operations, as mentioned above.
TriPath Oncology Gross Margin — Total gross margin for the second quarter of 2005 in our TriPath Oncology segment was 60.2%, compared with 100.0% on only $2 of revenue in the comparable period of 2004. However, this had a relatively minor impact on overall gross margin in both quarters due to the relatively small amount of gross profit contribution by TriPath Oncology. Gross margin in the second quarter of 2005 resulted substantially from fee income.
Research and Development
Total Research and Development — Research and development expenses include salaries and benefits of scientific and engineering personnel, depreciation of testing equipment, relevant consulting and professional services, components for prototypes and certain facility costs. Total research and development expenses for the second quarter of 2005 were $3,234, a $409, or 14.5%, increase from $2,825 in the second quarter of 2004.
Commercial Operations Research and Development — Research and development expenditures relating to our Commercial Operations segment reflect research activity related to our cervical cytology product line and the development of manufacturing capabilities for new molecular tests that we are developing. As manufacturing operations are managed through our Commercial Operations segment, cost related to the manufacture of our new molecular tests will be assigned to our Commercial Operations segment. Commercial Operations research and development expenses increased slightly by $42, or 8.4%, from $501 in the second quarter of 2004 to $543 in the second quarter of 2005.
TriPath Oncology Research and Development — Research and development expenses related to our TriPath Oncology segment increased by $367, or 15.8%, from $2,324 in the second quarter of 2004 to $2,691 in the second quarter of 2005. The increase predominantly reflects higher personnel costs.

Regulatory
Total Regulatory — Regulatory expenses include salaries and benefits of regulatory and quality personnel, costs related to clinical studies and submissions to the FDA, and relevant consulting services. Total regulatory expenses for the second quarter of 2005 were $836, a $477, or 36.3%, decrease from $1,313 in the second quarter of 2004.
Commercial Operations Regulatory — Regulatory expenses in our Commercial Operations segment decreased by $560, or 47.5%, to $619 in the second quarter of 2005, from $1,179 in the second quarter of 2004. This reduction in regulatory expense primarily reflected the completion of pre-FDA submission activities of our HPV-related and FocalPoint GS clinical trials, which began winding down in the second half of 2004.
TriPath Oncology Regulatory — Regulatory expenses in our TriPath Oncology segment increased by $83, or 61.9%, to $217 in the second quarter of 2005 from $134 in the second quarter of 2004. Regulatory expenses at TriPath Oncology increased as activities related to our cervical assay clinical trial have begun to increase. These costs will likely continue to increase throughout 2005 as we continue our efforts relating to planned clinical trials for our cervical screening and breast staging assays.
Sales and Marketing
Total Sales and Marketing — Sales and marketing expenses include salaries and benefits of sales, marketing, sales support and service personnel, and their related expenses. In addition, non-personnel-related expenses associated with marketing our products are also included in sales and marketing expenses. Total sales and marketing expenses for the second quarter of 2005 were $5,790, an increase of $1,485, or 34.5%, from $4,305 in the second quarter of 2004.
Commercial Operations Sales and Marketing — Sales and marketing costs in our Commercial Operations segment for the second quarter of 2005 were $5,645, an increase of $1,411, or 33.3%, compared to $4,234 in the corresponding quarter of 2004. This expense increase predominantly reflects the reorganization and expansion of our sales and marketing activities targeted primarily towards our pursuit of additional business under our agreements with large commercial laboratories, as well as in anticipation of the potential launch of our future molecular diagnostic products.
TriPath Oncology Sales and Marketing — Sales and marketing expenses in our TriPath Oncology segment for the second quarter of 2005 were $145, an increase of $74, or 104.2%, compared to the $71 in the second quarter of 2004. This increase reflects certain marketing costs related to the launch of our various molecular products in the second quarter of 2005 (see Developments above).
General and Administrative
Total General and Administrative — General and administrative expenses include salaries and benefits for administrative personnel, legal and other professional fees and certain facility costs. Total general and administrative expenses for the second quarter of 2005 were $3,521, which represents an increase of $372, or 11.8%, versus $3,149 recorded in the same period in 2004.
Commercial Operations General and Administrative — Commercial Operations recorded general and administrative expenses of $2,255 in the second quarter of 2005, an increase of $221, or 10.9%, compared to $2,034 recorded in the same quarter in 2004. This was primarily attributable to professional fees, principally litigation and personnel related costs.

TriPath Oncology General and Administrative — TriPath Oncology recorded general and administrative expenses of $1,266 in the second quarter of 2005, an increase of $151, or 13.5%, compared to $1,115 recorded in the same quarter in 2004, attributable mainly to personnel related costs.
Operating Income/(Loss)
Total Operating Income. Operating income from operations during the second quarter of 2005 was $1,358, an improvement of $1,230 compared with operating income of $128 in the second quarter of 2004. The improvement in operating income largely reflects incremental gross profit on new sales of reagents. Total increases in gross profit contributed $3,019, or 25.8%, to the net improvement in operating income in the second quarter of 2005 compared with the same period in 2004. The increase in gross profit was partially offset by an increase in operating expenses of $1,789 or 15.4%, as described above.
Commercial Operations Operating Income. Operating income during the second quarter of 2005 attributable to Commercial Operations was $5,301, a $1,531, or 40.6%, improvement from operating income of $3,770 in the second quarter of 2004. The improvement in operating income largely reflects incremental gross profit on new sales of reagents. Total increases in gross profit contributed $2,645, or 22.6%, to the net improvement in operating income in the second quarter of 2005, compared with the second quarter of 2004. The increase in gross profit was partially offset by an increase in operating expenses of $1,114, or 14.0%, as described above.
TriPath Oncology Operating Loss. Net operating loss during the second quarter of 2005 attributable to TriPath Oncology was $3,943, a $301, or 8.3%, larger operating loss compared with $3,642 in the second quarter of 2004. The larger net operating loss reflects increased operating expenses of $675, or 18.5%, as described above, offset in part by gross profit improvement, due mostly to fee income, of $374.
Interest Income and Expense
Interest Income and Expense — Interest income for the second quarter of 2005 was $157, a $79, or 101.3%, increase from $78 during the second quarter of 2004. This increase was primarily attributable to higher interest rates compared with the second quarter of 2004 and due to higher average cash balances. There was no interest expense for the second quarter of 2005 compared with $3 in the second quarter of 2004.
Net income
We recorded net income in the second quarter of 2005 of $1,515, which compares with net income of $203 in the second quarter of 2004, an improvement of $1,312. Although we recorded net income in the second quarter of 2005, we had consolidated losses for federal income tax purposes in all periods presented, thus requiring no provision for federal income taxes.

Six Months Ended June 30, 2005 and 2004
The tables below summarize our segment results for the six months ended June 30, 2005 and 2004. All intersegment revenues have been eliminated. Comments made throughout this discussion related to our segments refer to the figures in these tables:

	Commercial Operations
	Six Months Ended
	June 30,
	2005	2004	Change vs 2004	% Change
Revenues	$39,707	$32,219	$7,488	23.2
Cost of revenues	11,884	9,913	1,971	19.9

Gross profit	27,823	22,306	5,517	24.7
Gross margin	70.1%	69.2%	—

Operating expenses:
Research and development	1,019	1,022	(3)	(0.3)
Regulatory	1,170	2,123	(953)	(44.9)
Sales and marketing	10,550	9,002	1,548	17.2
General and administrative	4,933	4,160	773	18.6

	17,672	16,307	1,365	8.4

Operating income	$10,151	$5,999	$4,152	69.2

	TriPath Oncology
	Six Months Ended
	June 30,
	2005	2004	Change vs 2004	% Change
Revenues	$873	$12	$861	NM
Cost of revenues	409	—	409	NM

Gross profit	464	12	452	NM
Gross margin	53.2%	100.0%

Operating expenses:
Research and development	5,344	4,137	1,207	29.2
Regulatory	418	264	154	58.3
Sales and marketing	182	232	(50)	(21.6)
General and administrative	2,483	2,211	272	12.3

	8,427	6,844	1,583	23.1

Operating loss	$(7,963)	$(6,832)	$(1,131)	(16.6)

NM-not meaningful
Revenues
Total Revenues — Total revenues for the first half of 2005 were $40,580, representing an increase of $8,349, or 25.9%, compared to revenues of $32,231 in the first half of 2004. Total revenues for the six months ended June 30, 2005 include a reduction of $913 related to non-cash sales discount in connection with warrants issued to Quest Diagnostics which is discussed below in connection with sales of reagents (see also “Non-GAAP Financial Measures” above). This compares with a reduction of $130 of non-cash sales discount recorded in the first half of 2004. The most significant components of our increased revenues were from increased sales of reagents and disposables in our commercial operations segment, as discussed further below.
Commercial Operations Revenues — Revenues for the first half of 2005 in our Commercial Operations segment were $39,707, net of a $913 non-cash sales discount to reagents and disposable sales, versus $130 in the first half of 2004, representing a net increase of $7,488, or 23.2%, compared to revenues of $32,219 in the first half of 2004.
In the first half of 2005, reagent revenues increased by $7,158, or 29.1%, versus the first half of 2004. Domestic sales of our SurePath and PrepStain reagents, which reflects the impact of a $913 non-cash sales discount in the first half of 2005, versus $130 in the first half of 2004, increased $5,495, or 29.1%, while international sales increased $1,663, or 29.1%, over the same period in 2004. Worldwide, we shipped 59 PrepStain instruments, including 19 sales and 40 reagent rentals in the first half of 2005. Additionally, we sold 12 instruments that were previously placed under reagent rental agreements to Canadian customers in which we renewed all of our major exclusive contracts to supply the SurePath liquid-based Pap test to laboratories in Canada. One additional instrument, previously shipped under a reagent rental agreement in the U.S., was sold in the first half of 2005. In the U.S., we shipped 39 PrepStain instruments to new and existing customers, 38 of which were reagent rentals. During the first half of 2005, we gained 19 new laboratory customers in the U.S. Domestic sales of test kit units increased by 39.5% from the first half of 2004. Revenues generated from the sale of cervical cytology test kits to the large commercial laboratories increased 92.7% in the first half of 2005 over the first half of 2004.
Instrument revenues decreased $17, or 0.5%, for the first half of 2005 versus the first half of 2004. Sales of PrepStain instruments worldwide increased by $134, or 9.8%, for the first half of 2005 over the first half of 2004, comprised of a domestic decrease of $353 and an increase of $487 internationally. Worldwide sales of FocalPoint systems decreased approximately $144, or 6.8%, during the first half of 2005 over the first half of 2004, with a domestic increase of $325, or 64.4%, offset by an international decrease of $469, or 28.9%. Overall, three FocalPoint slide profilers net of returns were placed with new and existing customers in the U.S. during the first half of 2005. This brings the total of FocalPoint slide profiler customers in the U.S. to 62, representing 100 instruments. Approximately 77% of FocalPoint customers in the U.S. utilize our integrating software to process both conventional Pap smears and SurePath slides. Sales related to our Extended SlideWizard instruments decreased $7 between the two comparable periods, all internationally.
Other revenues increased by $347, or 8.5%, from the first half of 2004 to the first half of 2005. The major component of this overall net increase was increased freight and royalty revenue, of $318 and increased service revenues of $301. Partially offsetting these increases were decreases in fee-per-use revenues of $69 and other consumable revenues of $193. Other miscellaneous net decreases amounted to $10 between the comparable periods.
TriPath Oncology Revenues — Our TriPath Oncology business has been focused, since its inception, on developing molecular diagnostic products for malignant melanoma and cancers of the cervix, breast, ovary, and prostate. Our TriPath Oncology segment recorded $873 of revenues in the first half of 2005, primarily attributable to sales of instruments and to fee income, compared with $12 in the same period of 2004, which were attributable mostly to services sold.

Gross Margin
Total Gross Margin — Total gross margin for the first half of 2005 was 69.7%, an increase from 69.2% in the comparable period of 2004. This resulted in an increase in gross profit of $5,969, or 26.7%, between the comparable periods. Our Commercial Operations segment continues to be primarily responsible for the increase in gross profit because of continued growth in reagent and disposable sales and lean-based efficiencies in our manufacturing operations, which includes tools such as Value Stream Mapping, One-Piece Flow, Kanban Materials Management and Kaizen implementation methodology. Additionally, TriPath Oncology recorded increased gross profit related to fee income.
Commercial Operations Gross Margin — Total gross margin for the first half of 2005 in our commercial operations segment was 70.1%, an increase from 69.2% in the comparable period of 2004. This, combined with sales growth, resulted in an increase in gross profit of $5,517, or 24.7%, between the comparable periods. Gross margin increased as the result of continued growth in reagent and disposable sales and lean-based efficiencies in our manufacturing operations, as mentioned above.
TriPath Oncology Gross Margin — Total gross margin for the first half of 2005 in our TriPath Oncology segment was 53.2%, compared with 100.0% on only $12 of revenue in the comparable period of 2004. However, this had a relatively minor impact on overall gross margin in both periods due to the relatively small amount of gross profit contribution by TriPath Oncology. Gross margin in the first half of 2005 resulted largely from a fee income.
Research and Development
Total Research and Development — Research and development expenses include salaries and benefits of scientific and engineering personnel, depreciation of testing equipment, relevant consulting and professional services, components for prototypes and certain facility costs. Total research and development expenses for the first half of 2005 were $6,363, a $1,204, or 23.3%, increase from $5,159 in the first half of 2004.
Commercial Operations Research and Development — Research and development expenditures relating to our Commercial Operations segment reflect research activity related to our cervical cytology product line and the development of manufacturing capabilities for new molecular tests that we are developing. As manufacturing operations are managed through our Commercial Operations segment, cost related to the manufacture of our new molecular tests are assigned to our Commercial Operations segment. Commercial Operations research and development expenses decreased by $3, or 0.3%, from $1,022 in the first half of 2004 to $1,019 in the first half of 2005.
TriPath Oncology Research and Development — Research and development expenses related to our TriPath Oncology segment increased by $1,207, or 29.2%, from $4,137 in the first half of 2004 to $5,344 in the first half of 2005. The increase reflects the net loss of cost recovery for certain contracted work we performed during the first half of 2004, increased personnel expenses and the loss of the amortization of a deferred credit that we had been recording as an offset to research and development expense over the 30 months ended January 2004, when this credit was fully amortized. Whereas the first half of 2004 contained a credit of $207 offset against research and development expenses, the first half of 2005 reflected no such expense credit, resulting in an increase to expenses of $207 related to this item.
Regulatory
Total Regulatory — Regulatory expenses include salaries and benefits of regulatory and quality personnel, costs related to clinical studies and submissions to the FDA, and relevant consulting services. Total regulatory expenses for the first half of 2005 were $1,588, a $799, or 33.5%, decrease from $2,387 in the first half of 2004.
Commercial Operations Regulatory — Regulatory expenses in our Commercial Operations segment decreased by $953, or 44.9%, to $1,170 in the first half of 2005, from $2,123 in the first half of 2004. This reduction in regulatory expense primarily reflected the completion of pre-FDA submission activities of our HPV-related and FocalPoint GS clinical trials, which began winding down after the first six months of 2004.
TriPath Oncology Regulatory — Regulatory expenses in our TriPath Oncology segment increased by $154, or 58.3%, to $418 in the first half of 2005 from $264 in the first half of 2004. Regulatory expenses at TriPath Oncology increased as activities related to our cervical assay clinical trial began to increase.
Sales and Marketing
Total Sales and Marketing — Sales and marketing expenses include salaries and benefits of sales, marketing, sales support and service personnel, and their related expenses. In addition, non-personnel-related expenses associated with marketing our products are also included in sales and marketing expenses. Total sales and marketing expenses for the first half of 2005 were $10,732, an increase of $1,498, or 16.2%, from $9,234 in the first half of 2004.
Commercial Operations Sales and Marketing — Sales and marketing costs in our Commercial Operations segment for the first half of 2005 were $10,550, an increase of $1,548, or 17.2%, compared to the $9,002 in the corresponding period of 2004. This expense reflects the reorganization and expansion of our sales and marketing activities targeted primarily towards our pursuit of additional business under our agreements with large commercial laboratories, as well as in anticipation of the potential launch of our future molecular diagnostic products.
TriPath Oncology Sales and Marketing — Sales and marketing expenses in our TriPath Oncology segment for the first half of 2005 were $182, a decrease of $50, or 21.6%, compared to the $232 in the first half of 2004. This decrease primarily reflects the early transfer of products being developed in our TriPath Oncology segment to our Commercial Operations sales and marketing organization in the first three months of 2005, offset by the increase in certain marketing costs related to the launch of our various molecular products in the second quarter of 2005 (see Developments above).
General and Administrative
Total General and Administrative — General and administrative expenses include salaries and benefits for administrative personnel, legal and other professional fees and certain facility costs. Total general and administrative expenses for the first half of 2005 were $7,416, which represents an increase of $1,045, or 16.4%, versus $6,371 recorded in the same period in 2004.
Commercial Operations General and Administrative — Commercial Operations recorded general and administrative expenses of $4,933 in the first half of 2005, an increase of $773, or 18.6% compared to $4,160 recorded in the same period in 2004. This was primarily attributable to professional fees, principally litigation and Sarbanes Oxley compliance related expenses and to personnel related expenses.
TriPath Oncology General and Administrative — TriPath Oncology recorded general and administrative expenses of $2,483 in the first half of 2005, an increase of $272, or 12.3% compared to $2,211 recorded in the same period in 2004, attributable mainly to professional fees, particularly Sarbanes Oxley compliance related expenses and to personnel related expenses.
Operating Income/(Loss)
Total Operating Income. Operating income during the first half of 2005 was $2,188, a $3,021 improvement compared with an operating loss of $833 in the first half of 2004. The improvement in operating income largely reflects incremental gross profit on new sales of reagents. Total increases in gross profit contributed $5,969, or 26.7%, to the net improvement in operating income in the first half of 2005 compared with the same period in 2004. The increase in gross profit was partially offset by an increase in operating expenses of $2,948 or 12.7%, as described above.
Commercial Operations Operating Income. Operating income during the first half of 2005 attributable to Commercial Operations was $10,151, a $4,152, or 69.2%, improvement from operating income of $5,999 in the first half of 2004. The improvement in operating income largely reflects incremental gross profit on new sales of reagents. Total increases in gross profit contributed $5,517, or 24.7%, to the net improvement in operating income in the first half of 2005, compared with the first half of 2004. The increase in gross profit was partially offset by an increase in operating expenses of $1,365, or 8.4%, as described above.
TriPath Oncology Operating Loss. Net operating loss during the first half of 2005 attributable to TriPath Oncology was $7,963, a $1,131, or 16.6%, larger operating loss compared with $6,832 in the first half of 2004. The larger net operating loss reflects increased operating expenses of $1,583, or 23.1%, as described above, offset in part by gross profit improvement of $452, attributable largely to fee income and instrument sales.
Interest Income and Expense
Interest Income and Expense — Interest income for the first half of 2005 was $257, a $96, or 59.6% increase from $161 during the first half of 2004. This increase was primarily attributable to higher interest rates compared with the first half of 2004 and due to higher average cash balances. Interest expense for the period decreased to $5 in the first half of 2005 from $9 in the first half of 2004.
Net income/(Loss)
We recorded net income in the first half of 2005 of $2,440, which compares with a net loss of $681 in the first half of 2004, an improvement of $3,121. Although we recorded net income in the first half of 2005, we had consolidated losses for federal income tax purposes in all periods presented, thus requiring no provision for federal income taxes.
Recently Issued Accounting Standards
In accordance with recently issued accounting pronouncements, we will be required to comply with certain changes in accounting rules and regulations. Specifically, in accordance with SFAS Statement No. 123(R), “Share-Based Payment,” effective January 1, 2006, we intend to begin to record the value of stock options and other forms of equity-based long term incentives as a direct expense in our financial statements. See Note 10 to the Condensed Consolidated Financial Statements included herein and Developments (above).

Liquidity and Capital Resources
(In thousands, except share and per share amounts)
Since our formation and until 2004, our expenses have significantly exceeded our revenues each quarter, resulting in an accumulated deficit of $229,975 as of June 30, 2005. We have funded our operations primarily through the private placement and public sale of equity securities, debt facilities and product sales. We had cash and cash equivalents of $20,980 at June 30, 2005 compared with $18,949 at December 31, 2004.
We funded our operations in the first six months of 2005 from cash and cash equivalents on hand and revenues from both our Commercial Operations and TriPath Oncology segments.
The table below summarizes certain key components of our cash flow and working capital for the six months ended June 30, 2005 and 2004. Comments made throughout this discussion related to our cash-related activities refer to the figures in this table.

	Six Months Ended June 30,
	2005	2004	$ Change	% Change
Cash Flow Type: source/(use)
Operating	$2,666	$(5,669)	$8,335	NM
Investing	(729)	(33)	(696)	(2,109.1)
Financing	390	959	(569)	(59.3)
Cash and cash equivalents at June 30	$20,980	$16,280	$4,700	28.9

NM — not meaningful
Operating
Cash provided by operating activities was $2,666 during the six months ended June 30, 2005 compared with net cash used of $5,669 during the corresponding period of 2004, an improvement of $8,335. The net improvement in net cash provided by operations versus net cash used in operations between the first six months of 2005 and 2004 was largely attributable to improved operating performance. We recorded net income of $2,440 for the six months ended June 30, 2005 while we recorded a net loss of $681 for the six months ended June 30, 2004, an improvement of $3,121. This improvement in earnings was augmented by a further $5,214, comprised of an increase in non-cash items of $1,193 and a net decrease of $4,021 in the use of cash in operating assets and liabilities between the first half of 2004 and the first half of 2005.
The increase in non-cash items of $1,193 in the first half of 2005 was primarily due to an increase in non-cash sales discount of $783 and a decrease in the amortization of deferred research and development credits of $207. Depreciation and amortization increased $203 from the first half of 2005 compared with the first half of 2004.
The net decrease of $4,021 in the use of cash in operating assets and liabilities between the first half of 2004 and the first half of 2005 was primarily affected by two factors totaling $6,361: a shift in the accrual of personnel-related expenses and increases in accounts payable, principally related to inventory. This was offset by increased accounts and notes receivable of $838 attributable to increased revenues and by investments in inventory, including customer use assets, of $1,209. Other changes in operating assets and liabilities reflected a net use of cash of $293.
We have a commitment for the purchase of PrepStain base units pursuant to a contract with a vendor in Switzerland that will affect operating cash flow over the upcoming months. We had committed to purchase at least 300 complete units by December 31, 2004, and to the extent that we purchased less than 525 complete units, we were obligated to purchase component parts for the balance by the end of 2005. In late 2004 and early 2005 we negotiated a favorable conclusion to this contractual agreement with the supplier. We now have no further obligation to purchase a balance of component parts and are only committed to purchase an additional 25 base units in 2005, 20 of which had been purchased by June 30, 2005. Our remaining commitment in terms of the negotiated settlement approximates $43 based on the exchange rate in effect at June 30, 2005.
Investing
Capital expenditures were $705 during the six months ended June 30, 2005 and $26 during the corresponding period of 2004, an increase of $679, primarily attributable to the purchase of machinery and equipment and the predominant reason for the change in cash used in investing activities between the comparable periods. We have no material commitments for capital expenditures.
Financing
During 2004 the Federal Reserve began a policy of increasing its Federal funds interest rates from 46-year lows of 1.0%. By December 31, 2004, the Federal Reserve had increased this key interest rate to 2.0% with additional increases in early 2005, to 3.25% by July 2005. This is up from 1.0% at the beginning of 2004. While this increasing interest rate environment, if it continues, will positively impact earnings on our invested cash, it will also negatively affect our earnings and our cash if we are required to incur additional debt.
Our cash provided by financing activities for the first six months of 2005 compared to the first six months of 2004 decreased by $569, from $959 in the first half of 2004 to $390 in the same period of 2005. These cash flows were most significantly impacted by debt activity and stock option exercises. We had no borrowings during the first half of 2005 versus $365 during the first half of 2004. Additionally, we received less cash from stock option exercises in 2005 versus 2004 by $363. Partially offsetting these uses of cash from financing activities were lower payments on debt and leases in the first half of 2005, where we paid $159 less in the first six months of 2005 than in the corresponding period of 2004.
In January 2005, we renewed our $7,500 working capital facility with Silicon Valley Bank. We also extended the term of the line of credit to 15 months with an expiration date of April 27, 2006. The entire amount of the line is available as long as certain financial covenants are met. If these covenants are not met, the available balance is limited to an amount equal to 80% of eligible accounts receivable. At June 30, 2005, we were entitled to borrow the full amount of the line. The renewed line offers either a prime-based (prime plus 0.25%) or LIBOR-based (LIBOR plus 2.0%) pricing option for advances made under it and is collateralized by substantially all of our assets. The line of credit carries customary covenants, including the maintenance of a minimum modified quick ratio, minimum tangible net worth, and other requirements. We had no outstanding borrowings under this agreement at June 30, 2005; however, a letter of credit securing assets leased under the Bank of America lease line, discussed below, was issued under this line of credit and remains outstanding for the remaining balance payable under that lease line.
During April 2003, we obtained a $2,500 lease line of credit from General Electric Capital Corporation (“GE Capital”). Individual operating lease schedules under this lease line carry three-year terms. Financing charges are based on the fixed basic term lease rate factor. The interest rates on the various schedules, which are incorporated into the lease payments under this lease line, which are incorporated into the operating lease payments, range from 2.85% to 3.45%. The lease line is being used as an alternative source of capital to obtain assets, primarily equipment, subject to operating leases. In June 2005, this line was renewed for $1,000 (in addition to amounts for assets already leased under the line). Terms of the new line are substantially the same as the expiring line. As of June 30, 2005 and December

31, 2004, assets with an original cost of $1,707 were leased under our lease lines with GE Capital. No new assets were added to the line during the first half of 2005. Future minimum lease payments under this lease line are $1,305 as of June 30, 2005.
During August 2002, we obtained a $1,500 lease line of credit from Bank of America. Bank of America assigned the leases under this line to GE Capital in 2004. Amounts used under this lease line are secured by a letter of credit against our line of credit with Silicon Valley Bank discussed above. Assets leased under this lease line carry three-year lease terms. Financing charges are based on three-year constant Treasury Maturities. The interest rates on the various schedules under this lease line, which are incorporated into the operating lease payments, range from 2.75% to 2.90%. The lease line was used as an alternative source of capital to obtain assets, primarily equipment, subject to operating leases. As of June 30, 2005 and December 31, 2004, assets with an original cost of $1,286 were leased under this lease line. Future minimum lease payments under this lease line are $205 as of June 30, 2005. As the lease line has expired, no further assets will be leased under this line of credit.
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
We continue to expect that full year revenues for 2005 will be in the range of $90,000 to $94,000 and will reflect continued growth in our cervical cytology business as well as revenues generated from the early commercialization of some of our molecular diagnostic reagents and molecular imaging systems. Given our expanded sales force in the U.S. and Ventana’s market launch of VIAS, a Ventana branded version of our interactive histology imager, in the first half of 2005, we believe that our rate of growth should accelerate in the second half of the year. Revenues for any particular period will also depend significantly upon the timing of certain sales discounts that we will accrue over a six-month period if and when it becomes probable that any of the currently unexercisable tranches of warrants held by Quest Diagnostics may vest upon achievement of certain sales-based milestones. The first of these was achieved in the second quarter of 2005 and was reflected in a non-cash sales discount of $913 that was recorded in the first half of the year. We expect that the second of these may be achieved in the third quarter of 2005, thus requiring us to reflect a non-cash sales discount in our financial statements, which we have done. While not certain, it is possible that certain other sales-based milestones will be achieved by Quest Diagnostics that, if met, will result in additional non-cash sales discounts of $1,800 during the balance of 2005.
As in 2004, we expect that our growth in revenues in 2005 will be primarily driven by the sale of SurePath reagents and disposables. We believe that worldwide sales of SurePath reagents and disposables will account for approximately 70% to 75% of revenues in 2005. We believe that the growth in SurePath sales will be driven by three factors: 1) accelerated penetration of the large commercial laboratories in the U.S. as well as continued growth from our traditional customer base; 2) expansion of our sales force in the U.S.; and 3) accelerated market penetration outside the U.S.
We expect that approximately 10% to 15% of our growth from 2004 to 2005 will result from revenue growth from the early commercialization of some of our molecular diagnostic reagents and molecular imaging systems. We believe that the sales of molecular diagnostic reagents and molecular imaging systems will be driven by four factors: 1) introduction and market acceptance of our ProEx C and ProEx

Br ASRs; 2) introduction and market acceptance of our cervical cancer staging reagents and molecular cytology imaging system outside the U.S.; 3) FDA 510(k) clearance for processing of Ventana assays on our interactive histology imaging system, and; 4) continued introduction and market acceptance of the Ventana-branded version of our interactive histology imaging system (VIAS).
Looking beyond 2005, we believe that sales related to our molecular diagnostic products will significantly impact our revenues in the future. To accomplish this, we believe that the future sales of our molecular diagnostic products will be driven by five factors in 2005: 1) the results of in-house and external research studies on the analytical and clinical performance of our cervical and breast staging assays; 2) completion of the development of our cervical screening assay and our molecular cytology imaging system; 3) initiation of clinical trials that could support future Premarket Approval applications to the FDA for our cervical screening and breast staging assays; 4) release of research use only (RUO) reagents for the field of ovarian cancer screening, and; 5) identification of a high-volume testing platform for our blood based screening assays.
Given our anticipated revenue mix, we expect that our gross margins should fall into a range of between 66% and 70% in 2005. As we shift our focus to the large commercial laboratories, we expect a corresponding deceleration in the relative growth of business within our traditional and more fully penetrated customer base. As sales to large commercial laboratories increase, there may be some downward pressure on gross margin as the selling prices of our tests to higher volume customers, such as these large commercial laboratories, tend to be lower than selling prices to our other laboratory customers. We anticipate this downward trend may be somewhat offset as continued improvements to our manufacturing costs, due to higher volumes and efficiencies from our lean-based manufacturing programs, continue to favorably impact cost of goods sold. The extent to which gross margin is affected as the result of this trend will depend upon the relative number of tests sold to the higher volume laboratories at any point in time.
The structure of our agreement with Ventana relating to the sale of a Ventana branded version (VIAS) of our interactive histology imager may also impact our gross margin in 2005. Pursuant to the agreement we will receive a fixed payment for each imager manufactured for Ventana and usage fees for each Ventana test processed on each imaging system after placement with a Ventana customer. The instrument sales price includes a small premium over our cost of manufacture and, as a result, will generate a gross margin for each instrument sold that is lower than is typical for our instrument sales. The anticipated gross margin associated with the usage fees approaches 100%. Since most of the activity in the first year of this agreement will relate to the initial placement of imaging systems, we anticipate that most revenues generated from this relationship in 2005 will reflect the lower gross margin associated with the instrument sales price. We expect that this downward trend will be offset by the higher gross margin generated over time from usage fees. The extent to which the overall gross margin is affected will depend on the extent to which Ventana is successful in placing instruments and generating tests from each instrument placed.
Our 2004 operating expenses were $46,940. We expect our operating expenses to increase in 2005 to be in the range of $57,000 to $60,000, in large part due to the expansion our sales and marketing activities that we initiated in the third quarter of 2004. Our operating expenses for the first half of 2005 were $26,099. Our Commercial Operations segment has been profitable for over two years and generated operating income of $14,744 in the full year 2004 and $10,151 in the first half of 2005. We expect that this segment will continue to generate significant operating income and cash. The excess cash flow generated from the Commercial Operations segment has been, and will continue to be utilized in part to fund the operations of our TriPath Oncology segment. We anticipate that the TriPath Oncology segment, which includes all research and development, regulatory, sales and marketing, and administrative expenses relating to our molecular diagnostic programs, will incur approximately $1,400 to $1,700 of expenses per month during 2005 as we await the results of internal and external studies related to our breast and cervical assays, complete the development of our cervical screening assay and our molecular cytology imaging system, prepare for clinical trials with respect to our cervical screening and breast staging assays, select the final marker panel for screening for ovarian cancer, develop our RUO reagents for the field of ovarian cancer screening, continue clinical studies related to our melanoma staging product, and initiate the commercial introduction of some of our molecular diagnostic reagents and molecular imaging systems. We have completed the preparation of our facilities and operations for manufacture of our molecular diagnostic products, and further expenses are not expected in connection with this effort.
We believe that we can continue to manage our cash to minimize the need for additional outside sources of cash in 2005. While we have now generated positive cash flow from our business for four consecutive quarters and expect to generate positive cash flow for the full-year 2005, we may experience negative cash flow quarters from time to time prior to becoming cash flow positive on an ongoing basis. We expect that our capital expenditures for 2005 may range from $1,500 to $3,000 as we expand and upgrade our manufacturing operations. We may borrow from our line of credit with Silicon Valley Bank or a new line of credit to finance part, or all, of those capital expenditures if, or as, they occur. We have remaining availability under a commitment for a $1,000 lease line of credit that will be utilized for equipment placed under operating leases. The expenses associated with these leases are anticipated in our operating expense projections for 2005. We believe that our existing cash, our expectation of continuing to generate positive cash flow for the full-year 2005, anticipated additional debt and/or lease financing for internal use assets, rental placements of PrepStain, fee-per-use placements of FocalPoint instruments and Ventana-launched VIAS syatems will be sufficient to enable us to meet our future operating cash obligations for the foreseeable future.
While it is expected that marketing and sales expenditures for the continued SurePath commercial rollout for gynecological uses in the United States will increase, and it is possible that capital expenditures associated with placements of PrepStain units and FocalPoint fee-per-use instruments, Ventana-launched VIAS instruments and expenditures related to clinical trials, manufacturing, the TriPath Oncology segment and other administrative costs may increase, we anticipate that our future sales growth and the cost control measures we have implemented should allow us to avoid raising additional funds for operating purposes in the near future. If, however, our existing resources prove insufficient to satisfy our liquidity requirements, or if we need cash for any non-routine purpose, we may need to raise additional funds through bank facilities, the sale of additional equity or debt securities or other sources of capital. In addition, we may opportunistically take advantage of favorable conditions in the capital markets and raise debt or equity publicly if such conditions are present and such financing is advisable. The sale of any equity or debt securities, if required, may result in additional dilution to our stockholders. We cannot be certain that additional financing will be available in amounts, or on terms, acceptable to us, if at all. Our failure to participate in such financing, if needed, could have a material adverse effect on our liquidity and capital resources, business, financial condition and results of operations.
We provide for income taxes in accordance with the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We review our deferred tax asset on a quarterly basis to determine if a valuation allowance is required, primarily based on our estimates of future taxable income. As of June 30, 2005 our deferred tax asset is fully reserved through the valuation allowance. Changes in our assessment of the need for a valuation allowance could give rise to additional valuation allowance or release of the valuation allowance previously established against our deferred tax assets and either a related expense or benefit in the period of change.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” In accordance with FASB Statement No. 123R, “Share-Based Payment,” effective January 1, 2006, we intend to begin to record the value of stock options and other forms of equity-based long term incentives as a direct expense in our financial statements. See also Note 10 below. Our adoption of SFAS 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position or overall cash flow. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options and our ability to generate taxable income in the future), however no such operating cash flows for excess tax deductions were recognized in any of the periods presented.
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
Certain Factors Which May Affect Future Operations and Results
This Management’s Discussion and Analysis contains certain forward-looking statements based on current expectations of our management. Generally, those forward-looking statements use words like “expect,” “believe,” “continue,” “anticipate,” “estimate,” “may,” “will,” “could,” “opportunity,” “future,” “project,” and similar expressions. Such statements are subject to risks and uncertainties, including those described below that could cause actual results to differ from those projected. The forward-looking statements include those made in the section entitled “Outlook” above, as well as statements about our: projected timetables for the pre-clinical and clinical development of, regulatory submissions and approvals for, and market introduction and commercialization of our products and services; advancement of TriPath Oncology’s product development programs; expected future revenues, profitability, margins, operations and expenditures; sales and marketing force expansion; anticipated progress in the large commercial laboratories and projected cash needs. We caution investors not to place undue reliance on the forward-looking statements contained in this report, which speak only as of the date hereof. We undertake no obligation to update these statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events, except as required by law.
Certain factors, among others, that could cause our actual results to differ materially from what is expressed in those forward-looking statements include the following:
-	we may be unable to increase sales and revenues at our historical rates;

-	we may not receive revenues when or in the amounts anticipated;

-	we may not be able to maintain profitability;

-	we may have to reflect non-cash sales discounts in connection with warrants held by Quest Diagnostics for different financial periods than we expect, depending upon if and when it becomes probable that certain sales-based milestones may be met in connection with our agreement with Quest Diagnostics;

-	we may not be able to increase our penetration of the very competitive large commercial laboratories to the extent we expect, and we may not be able to maintain and grow our business within our traditional customer base to the extent we expect;

-	we may not achieve revenues to the degree expected from our relationship with Ventana and the sale of analyte-specific reagents and research use only products derived from our molecular oncology development program;

-	our expanded sales and marketing presence may not have the expected impact, and we may face attrition issues customary for such an expansion;

-	we may incur greater expenses than we expect generally and with our clinical trials and sales and marketing efforts specifically;

-	our clinical trials may take longer to complete than we expect and may be unsuccessful;

-	we may not receive FDA approval for our FocalPoint GS and HPV-related applications;

-	we may not receive FDA clearance for processing additional Ventana assays on the interactive histology imager on schedule or at all, and we may be required to obtain additional FDA and other regulatory approvals for the interactive histology imager, along with approvals for processing the assays, which we may not receive in a timely manner or at all;

-	revenues from our agreement with Ventana may not materialize to the extent we expect;

-	we may not be successful in selling TriPath Oncology’s pre-IVD (in-vitro diagnostic) products and services;

-	we may need to obtain additional financing in the future;

-	we may be unable to obtain and maintain adequate patent and other proprietary rights protection of our products and services;

-	our products may not receive regulatory, princing and reimbursement approval when we expect, if at all;

-	we may be unable to comply with the extensive domestic and international governmental regulatory, pricing and reimbursement approval and review procedures and other regulatory requirements to which the manufacture and sale of our products are subject, or lack the financial resources to bear the expense associated with such compliance;

-	our products may not be accepted by the market to the extent we expect and the frequency of use of our screening products may decline;

-	TriPath Oncology may be unable to successfully develop and commercialize molecular diagnostic oncology products when anticipated, if at all;

-	external studies of our product candidates may not come to the conclusions we expect;

-	TriPath Oncology may be unable to license markers needed to optimize its product candidates;

-	we may be unable to establish and maintain licenses, strategic collaborations and distribution arrangements;

-	we and laboratories using our products may not obtain adequate levels of third-party reimbursement for our products;

-	we may lack the financial resources necessary to further develop our marketing and sales capabilities domestically and internationally or to expand our manufacturing capability;

-	competition and technological, scientific and medical, changes may make our products or potential products and technologies less attractive, used less frequently, or obsolete;

-	our promotional discounts, sales and marketing programs and strategies may not have their expected effect; and

-	uncertainties resulting from the initiation and continuation of our litigation with a competitor could have a material adverse effect on our ability to continue our operations.
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
Changes in Internal Control
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our second fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are currently engaged in litigation with Cytyc Corporation, as more fully described in Note 9 of the Condensed Consolidated Financial Statements and in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.
Item 4. Submission of Matters to a Vote of Security Holders
At the Annual Meeting of Stockholders held on May 24, 2005, our stockholders voted as follows:
(a)	To elect two members of our Board of Directors to serve for three-year terms as Class I Directors.

Nominee	Vote "For"	Vote Withheld
Haywood D. Cochrane	35,764,389	171,689
Robert L. Sullivan	35,779,000	157,078
There were no broker non-votes or abstentions with respect to this matter. The terms in office of Robert E. Curry, Richard A. Franco, R. Ph., Arthur King, and Paul R. Sohmer, M.D. continued after the annual meeting.
Item 6. Exhibits
See Exhibit Index immediately following the Signatures.

TRIPATH IMAGING, INC.
FORM 10-Q
June 30, 2005
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIPATH IMAGING, INC.

DATE: August 4, 2005	BY:	/s/ Stephen P. Hall

Stephen P. Hall
Senior Vice-President and Chief Financial
Officer (Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
3.1	Restated Certificate of Incorporation. Filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended June 30, 2002 (File No. 0-22885) and incorporated herein by reference.

3.2	Amended and Restated By-laws of the Company. Filed as Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended June 30, 2002 (File No. 0-22885) and incorporated herein by reference.

10.1*	Amendments dated May 24, 2005 and May 31, 2005 to the Amended and Restated 1997 Director Stock Option Plan. Filed as Exhibit 10.1.

10.2*	Form of Lock-Up and Consent by and between the Company and officers at vice-president level and above and non-employee directors relating to underwater options accelerated in May 2005. Filed as Exhibit 99.2 to the Company’s Form 8-K dated June 1, 2005 (File No. 0-22885) and incorporated herein by reference.

31.1	Certifications of the Chief Executive Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certifications of the Chief Financial Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.

*	Indicates a management contract or compensatory plan.