Form 10-Q
period 2005-09-30
TRIPATH IMAGING INC
filed 2005-11-09
CIK 1041426

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to
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
Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2005

Common Stock, $.01 par value	38,304,136

TriPath Imaging, Inc.
Note Regarding Trademarks
     We have registered trademarks in the United States for AutoCyte®, AutoCyte Quic®, CytoRich®, ImageTiter®, PAPMAP®, PrepMate®, PrepStain®, SlideWizard®, SurePath®, and TriPath Imaging®. We have pending U.S. trademark applications for i3 SeriesTM, FocalPointTM, ProExTM, SureDetectTM, TriPath Care TechnologiesTM, and TriPath OncologyTM. Foreign registrations are maintained for several of our trademarks in Argentina, Australia, Brazil, Canada, Chile, China, the European Union, Finland, Hong Kong, Indonesia, Israel, Japan, Malaysia, Norway, the Russian Federation, South Africa, Sweden, Switzerland, Taiwan, and the United Kingdom. We have pending foreign trademark applications for FocalPointTM, i3 SeriesTM, PAPNETTM, PrepStainTM, SurePathTM, ProExTM, and TriPath Care TechnologiesTM. In addition to trademark activity, we include a copyright notice on all of our documentation and operating software. There can be no assurance that any trademarks or copyrights that we own will provide competitive advantages for our products or will not be challenged or circumvented by our competitors. All other products and company names are trademarks of their respective holders.

2

Part I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
TriPath Imaging, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30,
	2005	December 31,
	(Unaudited)	2004

Assets
Current assets:
Cash and cash equivalents	$21,137	$18,949
Accounts and notes receivable, net	16,295	13,643
Inventory, net	12,900	10,723
Other current assets	2,097	1,582

Total current assets	52,429	44,897

Customer use assets, net	7,656	7,688
Property and equipment, net	4,247	3,290
Other assets	3,809	3,777
Intangible assets	7,251	7,882

Total assets	$75,392	$67,534

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,195	$3,668
Accrued expenses	5,000	3,750
Deferred revenue and customer deposits	1,630	1,551
Current portion of debt	—	19

Total current liabilities	11,825	8,988

Stockholders’ equity:
Common stock, $0.01 par value; 98,000,000 shares authorized; 38,296,028 shares issued, of which 10,000 shares are in the Treasury, at September 30, 2005; 38,127,501 shares issued and outstanding at December 31, 2004	383	381
Additional paid-in capital, of which $81, representing the cost of treasury stock, is restricted	291,378	290,114
Treasury stock	(81)	—
Deferred compensation	(3)	(11)
Accumulated deficit	(228,196)	(232,415)
Accumulated other comprehensive income	86	477

Total stockholders’ equity	63,567	58,546

Total liabilities and stockholders’ equity	$75,392	$67,534

See accompanying notes to condensed consolidated financial statements

TriPath Imaging, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues	$21,525	$18,028	$62,105	$50,259
Cost of revenues	6,349	5,529	18,642	15,442

Gross profit	15,176	12,499	43,463	34,817

Operating expenses:
Research and development	2,890	3,077	9,253	8,236
Regulatory	834	730	2,422	3,117
Sales and marketing	6,457	4,465	17,189	13,699
General and administrative	3,222	3,307	10,638	9,678

	13,403	11,579	39,502	34,730

Operating income	1,773	920	3,961	87
Interest income	154	62	411	223
Interest expense	—	(4)	(5)	(13)

Income before income taxes	1,927	978	4,367	297
Income taxes	148	—	148	—

Net income	$1,779	$978	$4,219	$297

Earnings per common share
Basic	$0.05	$0.03	$0.11	$0.01
Diluted	$0.05	$0.02	$0.11	$0.01

See accompanying notes to condensed consolidated financial statements

TriPath Imaging, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine months ended
	September 30,
	2005	2004

Operating activities
Net income	$4,219	$297
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	3,931	3,651
Loss on disposal of fixed asset	—	23
Non-cash sales discount	1,083	325
Amortization of deferred research and development	—	(207)
Bad debt expense	50	(1,012)
Provision for income taxes	148	—
Change in operating assets and liabilities:
Accounts receivable	(2,783)	508
Inventory	(5,290)	(2,641)
Accounts payable and other current liabilities	2,655	(4,856)
Other	(1,054)	(841)

Net cash provided by/(used in) operating activities	2,959	(4,753)

Investing activities
Purchases of property and equipment	(1,162)	(19)
Additions to intangible assets	(24)	(319)
Other	—	(8)

Net cash used in investing activities	(1,186)	(346)

Financing activities
Proceeds from debt	—	365
Proceeds from exercise of stock options	686	814
Principal payments on debt and capital leases	(19)	(283)

Net cash provided by financing activities	667	896

Effect of exchange rate changes on cash	(252)	77

Net increase/(decrease) in cash and cash equivalents	2,188	(4,126)
Cash and cash equivalents at beginning of period	18,949	20,954

Cash and cash equivalents at end of period	$21,137	$16,828

See accompanying notes to condensed consolidated financial statements

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)
September 30, 2005
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
2. Inventory
Inventory consists of the following:

	September 30,	December 31,
	2005	2004

Stage of production:
Raw materials	$10,337	$9,067
Work-in-process	1,150	1,747
Finished goods	4,986	3,014

	16,473	13,828
Reserves for obsolete and slow moving inventory	(3,573)	(3,105)

	$12,900	$10,723

Categories:
Instruments	$14,298	$12,293
Reagents and consumables	2,175	1,535

	16,473	13,828
Reserves for obsolete and slow moving inventory	(3,573)	(3,105)

	$12,900	$10,723

For the three, and nine, months ended September 30, 2005 and 2004, movements of $987 and $591, and $3,038 and $2,817, respectively, occurred between customer-use assets and inventory.
3. Earnings Per Share of Common Stock
Per share information is based upon the weighted-average number of shares of common stock outstanding during the period. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding plus potentially dilutive shares, as if they

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)
had been issued at the beginning of the period presented. Potentially dilutive common shares result from our outstanding stock options and warrants. Certain shares, attributable to certain stock options and warrants, were excluded from diluted earnings per share because their impact was antidilutive.
The following represents a reconciliation of the weighted average shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Basic
Assumed conversion of:	38,235,957	38,047,100	38,184,120	37,981,572
Stock options	1,098,807	1,156,039	1,079,882	1,311,252
Warrants	58,563	17,278	56,867	23,788

Diluted	39,393,327	39,220,417	39,320,869	39,316,612

The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Stock options	3,203,625	1,907,699	3,234,375	1,827,813
Warrants	1,500,000	800,000	1,500,000	800,000

	4,703,625	2,707,699	4,734,375	2,627,813

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
5. Lines of Credit
In January 2005, we renewed our $7,500 working capital facility with Silicon Valley Bank. We also extended the term of the line of credit to 15 months with an expiration date of April 27, 2006. The entire amount of the line is available as long as certain financial covenants are met. If these covenants are not met, the available balance is limited to an amount equal to 80% of eligible accounts receivable. At September 30, 2005, we were entitled to borrow the full amount of the line. The renewed line offers either a prime-based (prime plus 0.25%) or LIBOR-based (LIBOR plus 2.0%) pricing option for advances made under it and is collateralized by substantially all of our assets. The line of credit carries customary

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)
covenants, including the maintenance of a minimum modified quick ratio, minimum tangible net worth, and other requirements. We had no outstanding borrowings under this agreement at September 30, 2005; however, a letter of credit securing assets leased under the Bank of America lease line, discussed below, was issued under this line of credit and remains outstanding for the remaining balance payable under that lease line.
During April 2003, we obtained a $2,500 lease line of credit from General Electric Capital Corporation (“GE Capital”). Individual operating lease schedules under this lease line carry three-year terms. Financing charges are based on the fixed basic term lease rate factor. The interest rates on the various schedules, which are incorporated into the lease payments under this lease line, range from 2.85% to 3.45%. The lease line is being used as an alternative source of capital to obtain assets, primarily equipment, subject to operating leases. In July 2005, this line was renewed for a one-year term for $1,000 (in addition to amounts for assets already leased under the line). Terms of the new line are substantially the same as the expiring line. The primary difference is that lease terms under the new line range from 30 to 36 months. As of September 30, 2005 and December 31, 2004, respectively, assets with an original cost of $ 1,917 and $1,707 were leased under our lease lines with GE Capital. $210 in respect of new assets was added to the line during the first nine months of 2005. Future minimum lease payments under this lease line are $1,498 as of September 30, 2005.
During August 2002, we obtained a $1,500 lease line of credit from Bank of America. Bank of America assigned the leases under this line to GE Capital in 2004. Amounts used under this lease line are secured by a letter of credit against our line of credit with Silicon Valley Bank discussed above. Assets leased under this lease line carry three-year lease terms. Lease rates are based on three-year constant Treasury Maturities. The interest rates on the various schedules under this lease line, which are incorporated into the operating lease payments, range from 2.75% to 2.90%. The lease line was used as an alternative source of capital to obtain assets, primarily equipment, subject to operating leases. As of September 30, 2005 and December 31, 2004, assets with an original cost of $1,286 were leased under this lease line. Future minimum lease payments under this lease line are $93 as of September 30, 2005. As the lease line has expired, no further assets will be leased under this line of credit.
6. Other Liabilities and Commitments
On July 31, 2001, we entered into a series of agreements with Becton, Dickinson and Company (“BD”) to develop and commercialize tests for malignant melanoma and cancers of the cervix, breast, ovary and prostate using genomic and proteomic markers identified at Millennium Pharmaceuticals, Inc. (“Millennium”). We have accounted for the transaction in accordance with the provisions of SFAS No. 68, “Research and Development Arrangements.” In connection with the transaction, we recorded $6,198 in deferred research and development (“R&D”) funding, which was amortized against such expenses over thirty months on a straight-line basis. During the nine months ended September 30, 2004 we recorded $207 of amortization against R&D expense. This deferred R&D funding was fully amortized as of January 31, 2004.
During 2001 we entered into a contract with a vendor in Switzerland to purchase a minimum of 300 and up to 525 base units for our PrepStain instrument. Under the terms of the original contract we committed to purchase at least 300 complete units by December 31, 2004, and to the extent that we purchased less than 525 complete units, we would have been obligated to purchase component parts for the balance by the end of 2005. In late 2004 and early 2005 we negotiated a favorable conclusion to this contractual agreement with the supplier and were only committed to purchase an additional 25 base units in 2005.

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)
Having purchased the required 25 base units during the nine months ended September 30, 2005, we have no further commitment under this contract.
7. Stock-Based Transactions
Accounting for Stock Options
As allowed by the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), we continue to account for stock options issued to employees in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, no compensation expense is recognized for stock or stock options issued with an exercise price equivalent to the fair value of our common stock. For stock options granted at exercise prices below the deemed fair value of the underlying common stock, we record deferred compensation expense for the difference between the exercise price of the shares and the deemed fair value of the underlying common stock. Any resulting deferred compensation expense is amortized ratably over the vesting period of the individual options. The Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 in October 1995. For companies that continue to account for stock based compensation arrangements under APB 25, SFAS 123 requires disclosure of the pro forma effect on net income/(loss) and earnings/(loss) per share as if the fair value based method prescribed by SFAS 123 had been applied. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” (“SFAS 148”), which amends the disclosure requirements of FASB Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results (see below).
Had compensation cost for our stock options been determined based on the fair value at the date of grant consistent with the provisions of SFAS 123 and 148, with respect to our Equity Incentive Plan and our Employee Stock Purchase Plan, our pro forma net income/(loss) and net earnings/(loss) per share would have been as follows:

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income as reported	$1,779	$978	$4,219	$297
Stock-based compensation included in reported net income	3	3	8	8
Stock-based compensation expense under fair value based method for all plans	(1,418)	(1,376)	(6,956)	(3,748)

Pro forma net income/(loss)	$364	$(395)	$(2,729)	$(3,443)

Net earnings/(loss) per common share:
Basic
As reported	$0.05	$0.03	$0.11	$0.01
Pro forma	$0.01	$(0.01)	$(0.07)	$(0.09)
Diluted
As reported	$0.05	$0.02	$0.11	$0.01
Pro forma	$0.01	$(0.01)	$(0.07)	$(0.09)

Planned Adoption of FASB Statement No. 123(R) Effective January 1, 2006
In accordance with FASB Statement No. 123(R), “Share-Based Payment,” effective January 1, 2006, we intend to begin to record the value of stock options and other forms of equity-based long term incentives as a direct expense in our financial statements. See also Note 10 below.
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

Warrant	Shares Subject to	Exercise Price	Warrant	Vesting Status
	Warrants	(per share)	Expiration Date

First Tranche	800,000	$9.25	May 2007	Currently Exercisable

Second Tranche	200,000	$10.18	May 2007	Currently Exercisable

Third Tranche	500,000	$10.64	May 2007	Currently Exercisable

Fourth Tranche	1,000,000	$11.56	May 2008	Exercisable Upon Achievement of Sales Milestone

Fifth Tranche	1,500,000	$12.03	May 2008	Exercisable Upon Achievement of Sales Milestone

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
— First Tranche Warrants
The First Tranche warrants were exercisable upon the commencement of the agreement with Quest Diagnostics. Using the guidance in the FASB’s Emerging Issues Task Force Release 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” these warrants were valued (on the basis of the fair value of the warrants at the date of grant) using a Black-Scholes pricing model upon issuance at $3,896, which represented a deferred sales discount. The value of the warrants was recorded as additional paid-in capital and the resulting deferred sales discount is being amortized on a straight-line basis against revenues over the five-year term of the agreement. During the three and nine months ended September 30, 2005, respectively, we recorded $195 and $584 of amortization as a reduction of revenues related to the First Tranche warrants. For the corresponding periods of 2004, we recorded $195 and $520 of amortization as a reduction of revenues in respect of the First Tranche. Included in ‘other current assets’ and ‘other assets’ at September 30, 2005 and December 31, 2004 are the unamortized balances of deferred sales discount of $779 and $779 in other current assets and $2,013 and $2,597 in other assets, respectively.
— Sales-Based Milestone Warrants
Our agreement with Quest Diagnostics links the exercisability of the Second Tranche, Third Tranche, Fourth Tranche and Fifth Tranche warrants to the achievement of sales-based milestones, which have been met for the Second Tranche and Third Tranche. These milestones are based on the volume of SurePath tests purchased by Quest Diagnostics within specified time periods. When it becomes probable that a tranche of warrants will become exercisable upon the achievement of the applicable sales-based milestone, we accrue the resulting sales discounts over the related number of tests in the six-month period for which the milestone is achieved as further described below.
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
— Third Tranche Warrants
During the second quarter of 2005, it became probable that the Third Tranche warrants would vest during the third quarter of 2005 upon the achievement of the applicable sales-based milestone. Using the guidance in EITF 96-18, these 500,000 Third Tranche warrants were valued at June 30, 2005, using a Black-Scholes pricing model, at $675. Based on the percentage of the milestone achieved by June 30, 2005, we recorded $299 as a reduction of revenues for the three months ended June 30, 2005 with respect to this tranche with a corresponding credit to accrued sales discount. This sales based milestone for these warrants was achieved at the end of September 2005 and using the guidance in EITF 96-18 this Third Tranche was revalued at September 30, 2005 using a Black-Scholes pricing model at $275. We recorded $275 as additional paid-in capital and $24 as an increase to revenues for the three months ended September 30, 2005 with a corresponding reduction of $299 to accrued sales discount.
— Summary
We recorded non-cash sales discounts of $171 and $1,083 for the three and nine months ended September 30, 2005, attributable to amortization and accrual of the discount ($195 and $584 related to the First Tranche warrants and $(24) and $499 related to the Second Tranche and Third Tranche warrants for the three and nine months ended September 30, 2005, respectively). For the corresponding periods of 2004, we recorded $195 and $325 of non-cash sales discount, all in respect of the First Tranche.
The (i) non-cash sales discounts for the three and nine month periods ended September 30, 2005 and (ii) the amortization and accrual schedules associated with the warrants that are currently exercisable are summarized in the following table:

			Aggregate Value
	Non-Cash Sales	Non-Cash Sales	(non-cash sales
	Discount	Discount	discount) of
	(Three Months Ended	(Nine Months	Tranche (as most	Amortization and
	September 30,	Ended September	recently	Accrual
Warrant Tranche	2005)	30, 2005)	calculated)	Schedules (1)
First Tranche	$ 195	$ 584	$3,896	Five Years (ending May 2009)

Second Tranche	—	224	224	Six Months (ended June 2005)

Third Tranche	(24)	275	275	Six Months (ended September 2005)

Total	$ 171	$1,083

(1)	Amortization relates to deferred discount in connection with First Tranche; accrual of sales discount relates to all other Tranches.

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
Results by Segment
The results, by segment, for the three, and nine, months ended September 30, 2005 and 2004, are as follows:

	Three Months Ended September 30, 2005
	Commercial	TriPath
	Operations	Oncology	Total

Revenues	$21,287	$238	$21,525
Cost of revenues	6,272	77	6,349

Gross profit	15,015	161	15,176

Gross margin	70.5%	67.6%	70.5%
Operating expenses:
Research and development	486	2,404	2,890
Regulatory	629	205	834
Sales and marketing	6,306	151	6,457
General and administrative	2,089	1,133	3,222

Total operating expenses	9,510	3,893	13,403

Operating income/(loss)	$5,505	$(3,732)	$1,773

	Three Months Ended September 30, 2004
	Commercial	TriPath
	Operations	Oncology	Total

Revenues	$17,528	$500	$18,028
Cost of revenues	5,486	43	5,529

Gross profit	12,042	457	12,499

Gross margin	68.7%	91.4%	69.3%
Operating expenses:
Research and development	502	2,575	3,077
Regulatory	612	118	730
Sales and marketing	4,309	156	4,465
General and administrative	2,224	1,083	3,307

Total operating expenses	7,647	3,932	11,579

Operating income/(loss)	$4,395	$(3,475)	$920

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

	Nine Months Ended September 30, 2005
	Commercial	TriPath
	Operations	Oncology	Total

Revenues	$60,994	$1,111	$62,105
Cost of revenues	18,156	486	18,642

Gross profit	42,838	625	43,463

Gross margin	70.2%	56.3%	70.0%
Operating expenses:
Research and development	1,505	7,748	9,253
Regulatory	1,799	623	2,422
Sales and marketing	16,856	333	17,189
General and administrative	7,022	3,616	10,638

Total operating expenses	27,182	12,320	39,502

Operating income/(loss)	$15,656	$(11,695)	$3,961

	Nine Months Ended September 30, 2004
	Commercial	TriPath
	Operations	Oncology	Total
Revenues	$49,747	$512	$50,259
Cost of revenues	15,399	43	15,442

Gross profit	34,348	469	34,817

Gross margin	69.0%	91.6%	69.3%
Operating expenses:
Research and development	1,524	6,712	8,236
Regulatory	2,735	382	3,117
Sales and marketing	13,311	388	13,699
General and administrative	6,384	3,294	9,678

Total operating expenses	23,954	10,776	34,730

Operating income/(loss)	$10,394	$(10,307)	$87

All sales reflected in the tables above were generated from external customers. Inter-segment revenues of $77 and $486 during the three, and nine, months ended September 30, 2005, were eliminated on consolidation. Inter-segment revenues of $43 and $43 were eliminated on consolidation for the comparable periods of 2004. Sales to external customers in our business segments for the three, and nine, months ended September 30, 2005 and 2004, include the following:

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
Commercial Operations	September 30,		September 30,
	2005	2004	2005	2004

Reagents	$17,821	$13,599	$49,580	$38,200
Instruments	1,250	1,917	4,746	5,430
Fee-per-use, service and other	2,216	2,012	6,668	6,117

Total revenues — Commercial Operations	$21,287	$17,528	$60,994	$49,747

	Three Months Ended		Nine Months Ended
TriPath Oncology	September 30,		September 30,
	2005	2004	2005	2004

Reagents	$8	$—	$22	$2
Instruments	54	—	559	—
Fee-per-use, service and other	176	500	530	510

Total revenues — TriPath Oncology	$238	$500	$1,111	$512

Reagent revenues for the three, and nine, months ended September 30, 2005, in our Commercial Operations segment are net of $171 and $1,083, respectively, of amortization and accrual of the non-cash sales discount related to the Quest Diagnostics warrants. Reagent revenues are similarly net of $195 and $325 in our Commercial Operations segment for the three, and nine, months ended September 30, 2004 (see Note 7 above).
The tables below disclose certain other selected segment information:

	Three Months Ended
	September 30,
	2005	2004
Depreciation and amortization
Commercial Operations	$1,252	$1,185
TriPath Oncology	72	62

Total consolidated depreciation and amortization	$1,324	$1,247

Purchases of property and equipment
Commercial Operations	433	—
TriPath Oncology	24	—

Total consolidated purchases of property and equipment	$457	$—

Additions to intangible assets
TriPath Oncology	$—	$319

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

	Nine Months Ended
	September 30,
	2005	2004
Depreciation and amortization
Commercial Operations	$3,742	$3,476
TriPath Oncology	189	175

Total consolidated depreciation and amortization	$3,931	$3,651

Amortization of deferred R&D funding from BD recorded as an offset to R&D expense
TriPath Oncology	$—	$(207)

Purchases of property and equipment
Commercial Operations	$1,026	19
TriPath Oncology	136	—

Total consolidated purchases of property and equipment	$1,162	$19

Additions to intangible assets
TriPath Oncology	$24	$319

	September 30,	December 31,
	2005	2004
Segment assets
Commercial Operations	$119,941	$100,717
TriPath Oncology	1,527	1,035

Total segment assets	$121,468	$101,752

Reconciling item
Inter-segment loan account	(46,076)	(34,218)

Total consolidated assets	$75,392	$67,534

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

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

	Three-Months Ended September 30,
	2005		2004
United States	$16,513	77%	$13,115	73%
International	5,012	23%	4,913	27%

Total Revenues	$21,525		$18,028

	Three
	Months Ended September 30,
	2005	2004
International Revenues
Europe	$1,700	$2,233
Canada	1,560	1,613
Asia	1,725	975
Rest of world	27	92

Total international revenues	$5,012	$4,913

	Nine Months Ended September 30,
	2005		2004
United States	$46,362	75%	$36,375	72%
International	15,743	25%	13,884	28%

Total Revenues	$62,105		$50,259

	Nine
	Months Ended September 30,
	2005	2004
International Revenues
Europe	$5,586	$6,197
Canada	5,863	4,601
Asia	4,111	2,888
Rest of world	183	198

Total international revenues	$15,743	$13,884

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)
Reagent revenues for the first three, and nine, months of 2005 and 2004, respectively, were recorded as follows:

	Three Months Ended
	September 30,
	2005	2004

Domestic	$14,228	$10,376
International:
Europe	1,378	966
Canada	1,436	1,479
Asia	750	688
Rest of world	37	90

Total international	3,601	3,223

Total reagent revenues	$17,829	$13,599

	Nine Months Ended
	September 30,
	2005	2004

Domestic	$38,632	$29,273
International:
Europe	4,162	2,976
Canada	4,586	4,151
Asia	2,031	1,627
Rest of world	191	175

Total international	10,970	8,929

Total reagent revenues	$49,602	$38,202

Revenues are attributed to geographic area (or country) based on the location of our customers, which include both distributors and end-users. Revenues recorded in our TriPath Oncology segment were all attributable to domestic customers.
9. Contingencies
At December 31, 2003, we had accounts and notes receivable of $2,036 from a company which disclosed to us its intention to exit the cervical cytology business. The contract we had with this customer was a multi-year agreement that included commitments for reagents and disposables. As we were unable to reach a mutually acceptable settlement through negotiations, we filed suit against that company in February 2003 in state court in North Carolina to enforce our rights under the agreement. In February 2004, we settled the dispute pursuant to a confidential settlement agreement. In August 2005 all payments due to us under the settlement were paid in full.
We compete with Cytyc Corporation (Cytyc) with respect to the sale of our FocalPoint and Cytyc’s sale of its ThinPrep Imaging System. We believe Cytyc’s ThinPrep Imaging System infringes our patents. In 2003 we filed a lawsuit seeking damages and injunctive relief to stop such infringement and, Cytyc filed a separate action seeking a declaratory judgment in their favor. On January 5, 2004, those suits were consolidated into a single action in the United States District Court for the District of Massachusetts. The

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)
case numbers for the consolidated action are 1:03-CV-12630-DPW and 1:03-CV-11142-DPW. The case numbers are for reference only and the corresponding pleadings are expressly not incorporated into this document by reference. Fact and expert discovery have been completed. A claim construction or Markman hearing was held on September 6-8, 2005. The court has the patent claim construction issues under advisement. We anticipate that a trial will be scheduled sometime in 2006. We are unable to predict the ultimate outcome. Similarly, we are unable to predict the potential effect on our business and results of operations that any outcome may ultimately have.
Furthermore, in the ordinary course of business, we are the subject of, or party to, various pending or threatened claims and litigation. In the opinion of management, settlement of such claims and litigation will not have a material effect on our operations or financial position.
10. Recently Issued Accounting Standards
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4” (“SFAS No.151”) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . .”. SFAS No.151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No.151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No.151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier adoption permitted. The provisions of SFAS No.151 shall be applied prospectively. We had not adopted SFAS No.151 at September 30, 2005, but we believe that its adoption will have no material impact on our consolidated financial statements.
In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 addresses the measurement of exchanges of non-monetary assets. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date this Statement is issued. We do not expect the adoption of SFAS No. 153 to have a material impact on our consolidated financial statements.
In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements using a fair value-based method. SFAS No. 123(R) was to be effective as of the beginning of the first interim period that began after June 15, 2005. In April of 2005, the U.S. Securities and Exchange Commission (“SEC”) announced that it would delay the effective date for financial statement compliance with SFAS

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)
No. 123(R) until the first annual reporting period of the registrant’s first fiscal year beginning after June 15, 2005. We have not yet determined whether the adoption of SFAS No. 123(R) will result in amounts similar to the current pro forma disclosures under SFAS No. 123 and are evaluating the requirements under SFAS No. 123(R). Such adoption may have a substantial impact on our consolidated financial statements and earnings per share if current compensation strategies are continued.
In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of SFAS No. 143” (“FIN No. 47”). FIN No. 47 provides clarification with respect to the timing of liability recognition of legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. FIN No. 47 is effective no later that the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. We do not expect the adoption of FIN No. 47 to have a material impact on our consolidated financial statements.
In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not contain specific transition provisions. When a pronouncement includes specific transition provisions, those provisions will continue to be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. We do not expect the adoption of SFAS No. 154 to have a material impact on our consolidated financial statements.
In June 2005, the Emerging Issues Task Force issued Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased After Lease Inception or Acquired in a Business Combination” (“EITF No. 05-6”). EITF No. 05-6 states that leasehold improvements that are placed in service significantly after, and not contemplated at or near the beginning of the lease term, should be amortized over the shorter of the useful life of the assets or a term that includes the required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. Leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. We are required to apply EITF No. 05-6 to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. We do not expect the adoption of EITF No. 05-6 to have a material impact on our consolidated financial statements.

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
Our molecular oncology program focuses on using new discoveries in genomics and proteomics research to develop and commercialize molecular diagnostic products to improve the early detection and clinical management of certain types of cancer. We have active programs in development seeking to create tests to identify individuals with certain types of cancer at the earliest possible stage of the disease, provide individualized predictive and prognostic information, guide treatment selection for patients with cancer, and predict disease recurrence. The core products and services we are developing will be based upon genomic and proteomic markers that were identified through discovery research conducted at Millennium under its research and development agreement with BD as well as other markers that have been or may be identified independently of that agreement. We have sublicensed certain of BD’s rights to the proprietary markers. Our approach to marker discovery, identification, and prioritization is based on correlation with patient outcome and includes the evaluation of markers that have been previously identified by others as well as novel markers that have not been previously associated with our specific product indications. As a result, to ensure our freedom to utilize known markers and integrate them into our product candidates, we have in certain instances licensed them from third parties. We are concurrently pursuing intellectual property protection for novel markers that we have identified and proprietary formulations that we are creating from the combination of either novel or known markers as well as for molecular imaging systems. However, we cannot be sure that we will be able to license additional markers on a “go-forward” basis, on acceptable terms, if at all, or establish intellectual property protection of our novel markers, proprietary formulations or molecular imaging systems. During 2004 and 2005, we filed U.S. provisional, U.S. non-provisional and international (PCT) patent applications that covered our discoveries, validation, and clinical assay format development in our cervical screening, breast prognosis and ovarian molecular oncology programs and obtained exclusive licenses from third parties to intellectual property relating to two potentially constituent biomarkers. We cannot be sure that our products or technologies do not infringe patents that may be granted in the future pursuant to pending patent applications or that our products do not infringe any patents or proprietary rights of third parties or that all of our issued patents are valid.
Our molecular diagnostic products did not materially impact revenues prior to 2005. We do expect to generate revenues from the early commercialization of some of these molecular diagnostic products and molecular imaging systems in 2005 and believe that sales related to these developing products may significantly impact our growth in the future. We introduced some of our molecular diagnostic reagents and molecular imaging systems in the second and third quarters of 2005 and, though modest, recorded our first revenues from them in those quarters. We have introduced our ProEx C and ProEx Br analyte specific reagents (ASRs) to early adopters among academic centers, hospital laboratories, and independent clinical laboratories in the U.S. through our existing laboratory sales organization. It is the responsibility of the laboratory that purchases the ASR to develop, validate, and promote the test as well as to validate its clinical performance. We have introduced our cervical staging assay kit to a select group of academic centers and opinion leaders outside the U.S. We expect to introduce our molecular cytology imaging system to this same group outside the U.S. later this year. Our interactive histology imaging system has been launched by Ventana Medical Systems, Inc. (Ventana) pursuant to our five-year global supply agreement under which Ventana obtained exclusive rights to sell and distribute worldwide a Ventana-branded version of the system. We believe the agreement provides the potential for capital equipment and fee-per-use revenues in the fourth quarter should Ventana be successful in placing the instrument with its end user customer laboratories.
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

Our Developing Molecular Oncology Pipeline

		Estimated
Application	Format	Target Date

Reagents
Microscopic Slide Based
Melanoma	ASR	2003	*
Cervical Cancer	RUO	2004	*
Breast Cancer	RUO	2004	*
Pro Ex C	ASR	2005	*
Pro Ex Br	ASR	2005	*
SurePath with ProEx C	Assay Kit (Outside U.S.)	2005	*
SurePath Molecular Pap	IUO	2005
Breast Cancer Staging	IUO	2005
SurePath Molecular Pap	IVD Assay Kit (U.S.)	2007
Breast Cancer Staging	IVD Assay Kit (U.S.)	2007
Blood Based
Ovarian Cancer	RUO	2005
Breast Cancer	RUO	2006
Prostate Cancer	RUO	2007
Ovarian Cancer Screening	IVD Assay Kit	2008
Breast Cancer Screening	IVD Assay Kit	2008
Prostate Cancer Screening	IVD Assay Kit	2009

Reagent Enabling Products
SureDetect Biomarker Detection Kit	U.S. (included in Outside U.S. kit)	2005	*
SMS 3600 Automated Stainer	U.S. & Outside U.S.	2005	*

Imaging Platforms
Interactive Histology Imager	ER/PR 510(k)	2005	*
	HER-2/Neu	2005	*
	Additional “known” markers	2006
	Breast Staging IUO	2005
	Other Applications	2006
Molecular Cytology Imager	Outside U.S.	2005
	IUO (SurePath Molecular Pap)	2006
	IVD (SurePath Molecular Pap)	2007
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
Developments
In the first nine months of 2005 we generated revenues of $62,105, a 23.6% increase from the first nine months of 2004, gross profit of $43,463, a 24.8% increase from the first nine months of 2004, and net income of $4,219 or $0.11 per share, a $3,922 improvement from net income of $297 in the first nine months of 2004.
As expected, our growth in revenues in the first nine months of 2005 was primarily driven by the sale of SurePath reagents and disposables. Worldwide sales of SurePath reagents and disposables increased

29.8% from the first nine months of 2004 and accounted for 79.8% of total revenues generated in the first nine months of 2005. Revenues generated from the sale of reagents and disposables in the first nine months of 2005 reflect a $758 increase in non-cash sales discount related to our agreement with Quest Diagnostics. This non-cash sales discount resulted from the vesting of 700,000 warrants held by Quest Diagnostics due to its achievement of the first and second sales-based milestones defined by our agreement. Revenues generated from instrument sales accounted for 8.5% of total revenues. Our Commercial Operations segment, which today primarily reflects our cervical cytology business, was highly profitable and generated operating income of $15,656 in the first nine months of 2005, a 50.6% improvement from the first nine months of 2004. We remained cash flow positive for all three quarters in this nine month period, generating cash at an average monthly rate of approximately $ 243 per month.
In the third quarter of 2005, we recorded revenues of $21,525, a 19.4% increase from the third quarter of 2004, gross profit of $15,176, a 21.4% increase from the third quarter of 2004, and net income of $1,779 a 81.9% increase from the third quarter of of 2004. Our Commercial Operations segment remained highly profitable and generated operating income of $5,505 in the third quarter of 2005, a 25.3% increase from the third quarter of 2004.
We estimate that the SurePath liquid-based Pap test’s share of the total Pap test market in the U.S. increased to almost 21% in the third quarter of 2005 as compared to 14% in the third quarter of 2004 and 18% in the second quarter of 2005. SurePath tests sold to all customers in the U.S. during the third quarter of 2005 increased 45.4% from the third quarter of 2004 and 13.3% from the second quarter of 2005. The increase in tests sold in the U.S. primarily reflected the growth in tests sold to the large commercial laboratories. During the third quarter of 2005, SurePath tests sold to the large commercial laboratories increased 148.6% from the third quarter of 2004 and 33.6% from the second quarter of 2005. Tests sold to the large commercial laboratories accounted for 46.1% of SurePath tests sold in the U.S. in the quarter as compared to 27.0% in the third quarter of 2004 and 39.1% in the second quarter of 2005.
The 19.4% increase in total revenues from the third quarter of of 2004 reported in the quarter reflected a relative decline in growth rate when compared to the 25.9% increase in total revenues previously reported for the first half of 2005 as compared to the first half of 2004. This relative decline in revenue growth rate within the quarter as compared to the first half of 2005 occurred as continued strong growth in reagent and disposable sales, particularly to the large commercial laboratories in the U.S., was partially offset by (i) deceleration of growth from our more fully penetrated traditional customer base, (ii) a decline in reagent and disposable sales outside the U.S., and (iii) lower than expected instrument sales that were, in part, related to a slower than anticipated ramp up in revenues derived from our interactive histology imaging system.
The number of tests sold to our traditional customer base grew 7.3% from the third quarter of 2004 and 0.2% compared to the second quarter of 2005. We believe that the decline in relative growth in our more fully penetrated traditional customer base reflects (i) some reduced summer demand and related ordering patterns, also experienced in 2004, (ii) a decline of new customers added in 2004 as compared to 2003 by more than 50%, and (iii) the impact of Hurricanes Katrina and Wilma in some geographic areas.
Revenues generated in the third quarter of 2005 from the sale of SurePath reagents and disposables outside the U.S. increased 11.7% from the third quarter of 2004 as compared to 29.1% in the first half of 2005 versus the first half of 2004. We believe that this relative decline in growth rate of revenues generated from the sale of SurePath reagents and disposables outside the U.S. is typical for the third quarter and reflects reduced underlying demand and related ordering patterns during the summer months. In September 2005, our distributor in the U.K. entered into an exclusive five-year contract to supply the SurePath liquid-based Pap test to the Central Manchester and Manchester Children’s University Hospitals and Bolton Hospitals NHS Trusts. This agreement brought our cumulative commitments to nearly 30%

of the market in the U.K., 32% in England and Wales. While there can be no certainty, we expect that reagent and disposable sales outside the U.S. will rebound in the fourth quarter of 2005.
Revenues generated from the sale of instruments accounted for 6.1% of total revenues in the third quarter of 2005 as compared to 9.9% in the first of half of 2005 and 10.9% in the first half of 2004. This relative decline as a percentage of total revenues resulted from continued strong growth in sales of reagents and disposables as a percentage of total revenues, a decline in instrument sales primarily outside the United States, and a slower than expected ramp up in sales derived from our interactive histology imaging system. Instrument sales declined $592, or 31.2%, from the second quarter of 2005 and $613, or 32.0% from the third quarter of 2004. Our instrument sales have historically reflected quarter-to-quarter variability due to the fact that the sale of capital equipment is a one time event that is not associated with a recurring revenue stream, the expense associated with the purchase of capital equipment, and the attendant length of the selling cycle. We expect that instrument revenues as a percentage of total revenues should return to historic levels of between 10% and 12%.
The slower than expected ramp up in revenues derived from our interactive histology imaging system primarily reflects the timing related to the appropriate FDA clearances for applications that define the clinical utility of the product in instrument sales as well as in the contribution made by our molecular diagnostic products to revenue growth in the quarter. Revenue growth from the sale of our molecular diagnostic products accounted for approximately 5.1% of growth in the first nine months of 2005 as compared to 10.3% in the first half of 2005. Ventana launched VIAS, the Ventana-branded version of our interactive histology imaging system, in the second quarter of 2005 after we received 510(k) clearance from the U.S. Food and Drug Administration (FDA) for processing Ventana estrogen and progesterone receptor assays on the system. In the third quarter of 2005, we received 510(k) clearance from the FDA for the VIAS when used with tissues stained for HER-2/neu. Ventana also revised their product labeling and received FDA clearance for processing their HER-2/neu reagents on VIAS during the third quarter. We expect that this ramp up will accelerate now that the appropriate FDA clearances are in place. We did acquire our first U.S. customers for ProEx C, our slide based ASR for identification of aberrant S phase induction and initiated introduction of our cervical staging assay kit, SurePath with ProEx C, to a select group of academic centers and opinion leaders outside the U.S.
We remain on track to initiate our cervical screening and breast staging clinical trials in the second half of 2005.We have conducted two preliminary investigational device exemption (pre-IDE) meetings with FDA to discuss the clinical trial designs for our cervical screening and breast staging assays and in parallel have initiated the site selection and preparation process for each of these pivotal clinical trials. We expect that Investigational Use Only (IUO) versions of both of the cervical screening and breast staging assays will be available for clinical trials in the fourth quarter of 2005. Our clinical trial protocols are currently under review by FDA, and pending a successful review on the trial designs, we expect to initiate enrollment of subjects into both trials before year end. We also completed the preliminary marker selection process for our blood based ovarian cancer screening assay and continue to expect to release these reagents for research use only in the fourth quarter of 2005.
In October 2005 we announced that researchers from the Johns Hopkins Medical Institutes and the Massachusetts General Hospital reported preliminary results from two retrospective research studies in which testing of cervical cytology specimens with Research Use Only (RUO) reagents incorporating our proprietary ProEx C biomarkers yielded a 70.6% to 95.0% improvement in sensitivity for detection of biopsy evidence of high grade cervical intraepithelial neoplasia (CIN2+) when compared to a high grade abnormal cytology classification of HSIL+, and a greater than 110.0% improvement in calculated Positive Predictive Value for detection of CIN2+ as compared to all atypical and abnormal cytology classifications combined, defined as ASCUS and higher (ASCUS+). Preliminary results from each of these two external research studies and new in-house retrospective research studies utilizing the RUO reagents that incorporate the ProEx C biomarkers for testing of cervical cytologic and tissue specimens were presented at the 31st European Congress of Cytology in Paris. In early November 2005, the results of additional in-house studies which were consistent with the results presented in Paris, as well as new external research studies incorporating these RUO reagents, were presented at the American Society of Cytopathology meeting in San Diego. We anticipate that data generated from external research studies relating to our breast staging product candidate will be presented at the San Antonio Breast Conference in December 2005. There can be no assurance that clinical trials may not yield results for product candidates incorporating the ProEx C biomarkers that differ from the results of our in-house and external research studies.
In the first quarter of 2005 we announced that we had withdrawn our pre-market approval supplement (PMAS) submission to the FDA to seek approval for expanded claims for the SurePath liquid-based Pap test to include an out-of-vial option for testing cervical cells collected using the SurePath Test Pack for the presence of high risk HPV DNA with the Digene hc2 High-Risk HPV DNA Test™. In the interest of resubmitting this PMAS at the earliest possible date, we have continued our discussions with FDA and have provided FDA with additional data and data analyses. Based on our latest meeting with FDA in early November 2005, we expect to resubmit this PMAS, using our existing clinical trial data, with new analyses, in the fourth quarter of this year.
In September 2005, we withdrew the PMAS we had submitted to the FDA for the FocalPoint GS Imaging System, having been notified by the FDA that the PMAS must be amended to include additional data to support the intended claims. We met with FDA in early November 2005 to review our plans for collecting the additional data, and have submitted a new protocol to FDA for their review. Based on feedback received from FDA at our November meeting, we expect to initiate collection of new data in support of a FocalPoint GS PMAS application early in the first quarter of 2006. We anticipate that we will submit our PMAS in 2006.
There can be no assurance that we will obtain FDA approval for our HPV-related application or for FocalPoint GS when expected, if at all, and the failure to achieve such approvals may materially impact our revenues.
Challenges
Our primary challenges in 2005 relate to leveraging the pathways for growth that we created in 2004.
We have made significant progress in penetrating the cervical cytology marketplace with our SurePath liquid-based Pap test over the past five years. We believe that there is additional ground to be gained despite the fact that we continue to face significant competitive pressure. Our growing relationship with the large commercial laboratories in the U.S. presents a significant growth opportunity in the fourth quarter of 2005. Our success in 2005 will in large part depend on our ability to sell the SurePath liquid-based Pap test to the large commercial laboratories. As we expand the focus of our sales and marketing efforts to our large commercial laboratory customers, however, we face the challenge of expanding our cervical cytology business in a heavily contested market segment while maintaining and growing our business within our more fully penetrated traditional customer base (see Outlook below).
As we continue to exploit the expansion of our domestic sales force that we initiated in the third quarter of 2004, we will face the challenge of ensuring the earliest possible return on this increased investment in sales and marketing by accelerating our growth in revenues generated from increased sales to our large commercial laboratories as well as to our traditional customer base. Typically, a sales representative achieves optimal sales productivity in no less than six months from date of hire. We therefore expect most of the impact of the expanded sales force to be reflected in the second half of 2005. The extent to which we can reduce the learning curve and accelerate integration of our expanded sales organization will impact on our results and make it more likely that we will achieve our revenue forecast for 2005 (see

Outlook below). The expanded sales organization also presents new challenges for our sales management, given our increased size and expanded geographic coverage and natural turn-over in any sales force.
Given the accelerated traction we gained outside the U.S. in 2004 and the first three quarters of 2005, we expect that our sales outside the U.S. will contribute to our growth in the fourth quarter of 2005. The primary challenges presented outside the U.S. include governmental decisions regarding licensing and reimbursement, and regional variations in practices and product acceptance. In addition, since we sell predominantly through regional distributors in all markets outside the U.S. except for Canada, we face the challenges associated with managing these independent sales distributors in most international markets and our success, to a large extent, is dictated by the performance of the regional distributor. In Canada, where we sell through our own sales force, our greatest challenge in 2005 relates to our ability to translate the success we have enjoyed to date in the province of Ontario to other population centers.
Successful movement of product offerings through the FDA approval process is a continuing challenge that we face in 2005 and 2006. In August 2004, we submitted new clinical data to the FDA in support of a supplemental filing to our Pre-Market Approval for the PrepStain System to include approval of testing of cervical cells collected using the SurePath Test Pack for high-risk human papilloma virus (HPV) DNA with the Digene hc2 High-Risk HPV DNA Test™. In February 2005, we announced that we had withdrawn this submission. This action was taken after we, through discussions with the FDA, learned that additional clinical information and analyses would be required which had not been part of the original protocol accepted by the agency. In September of 2005, we withdrew our PMAS application for expanding our claims for the FocalPoint Slide Profiler to include approval of the FocalPoint GS Imaging System. We have had discussions with the FDA about the additional data or information requirements for both of these submissions and are proceeding as described above under “Developments”. In order to ensure that we work effectively with the FDA going forward, we reorganized our regulatory and clinical affairs departments and have restructured all of our activities related to our product development process to ensure optimal integration among marketing, product development and regulatory and clinical affairs. We have hired a new Vice-President of Regulatory and Clinical Affairs who has in turn hired an experienced group of senior directors for both our regulatory and clinical affairs groups and has expanded our internal clinical trials team. Early evidence of the impact of this reorganization was reflected in the 510(k) clearances that we received for processing of the Ventana estrogen and progesterone receptor and HER-2/neu assays on our interactive histology imaging system. We expect to submit additional 510(k) notifications to process other Ventana assays on our interactive histology system throughout 2006. FDA approval of each of these products may significantly impact on our ability to achieve our revenues forecasted for 2006, although there can be no assurance that we will obtain FDA marketing clearance for these product offerings. We also face the challenge of developing clinical trial protocols that are acceptable to the FDA for our slide based cervical screening and breast staging molecular diagnostic products. The length, size, complexity, cost, and potential outcome of these clinical trials will be driven by our ability to craft and execute a reasonable and well-designed clinical trial protocol. Successful development and FDA acceptance of these clinical trial protocols will impact on our ability to initiate these trials in the fourth quarter and will ultimately impact on revenues that we expect to generate from the sale of these products in the future.
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
We expect that domestic and international sales of some of our molecular reagents and molecular imaging systems will contribute to our revenues in the fourth quarter of 2005 (see Outlook below). As a result, we will face the challenge of introducing these as either RUO products or ASRs in the U.S. as well as the challenges associated with the international introduction of products not yet approved for use in the U.S. The success of our slide based cervical staging product, cervical screening product, breast staging product, and our molecular imaging systems will depend, to a large extent, on the outcome of our ongoing in-house studies, as well as, external research studies that are being generated by independent investigators. As we collect data from both internal and external research studies we face the challenge of building the clinical case for the value of these developing products, the challenge of positioning ourselves for clinical trials, the challenge of translating the results of these studies into market opportunity, the challenges of securing regulatory approval, and the challenge related to preparing the market for a broad introduction of these products in the future. We also face the challenges and risks associated with selection of the final marker panel for screening for ovarian cancer, for identifying a high-volume testing platform for blood-based screening assays, for continuing clinical studies related to our melanoma staging product, and for preparation of our facilities and operations for manufacture of the molecular diagnostic products that we are developing.
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
Litigation with Cytyc Corporation
We compete with Cytyc Corporation (Cytyc) with respect to the sale of our FocalPoint and Cytyc’s sale of its ThinPrep Imaging System. We believe Cytyc’s ThinPrep Imaging System infringes our patents. In 2003 we filed a lawsuit seeking damages and injunctive relief to stop such infringement and, Cytyc filed a separate action seeking a declaratory judgment in their favor. On January 5, 2004, those suits were consolidated into a single action in the United States District Court for the District of Massachusetts. The case numbers for the consolidated action are 1:03-CV-12630-DPW and 1:03-CV-11142-DPW. The case numbers are for reference only and the corresponding pleadings are expressly not incorporated into this document by reference. Fact and expert discovery have been completed. A claim construction or Markman hearing was held on September 6-8, 2005. The court has the patent claim construction issues under advisement. We anticipate that a trial will be scheduled sometime in 2006. We are unable to predict the ultimate outcome. Similarly, we are unable to predict the potential effect on our business and results of operations that any outcome may ultimately have.
Critical Accounting Policies
In our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, we identified our judgments and assumptions with respect to revenue recognition, allowance for doubtful accounts receivable, inventory, valuation of long-lived and other intangible assets and income taxes and valuation allowances as most critical to the accounting estimates used in the preparation of our financial statements. We reviewed our policies and estimates and determined that those policies require the most critical judgments and assumptions for the three, and nine, months ended September 30, 2005. We did not make any changes in those policies during the quarter.
Results of Operations
(In thousands, except share and per share amounts)
Non-GAAP Financial Measures
In May 2004, we entered into a multi-year agreement with Quest Diagnostics pursuant to the terms of which Quest Diagnostics uses our SurePath and PrepStain products. In connection with the agreement, we issued Quest Diagnostics warrants with respect to an aggregate of 4,000,000 shares of our common stock, which are described in the following table:

Warrant	Shares Subject to	Exercise Price	Warrant	Vesting Status
	Warrants	(per share)	Expiration Date
First Tranche	800,000	$9.25	May 2007	Currently Exercisable
Second Tranche	200,000	$10.18	May 2007	Currently Exercisable
Third Tranche	500,000	$10.64	May 2007	Currently Exercisable
Fourth Tranche	1,000,000	$11.56	May 2008	Exercisable Upon Achievement of Sales Milestone
Fifth Tranche	1,500,000	$12.03	May 2008	Exercisable Upon Achievement of Sales Milestone
The warrants permit exercise on a net issuance basis and are subject to a lock-up provision, which prohibits sales and other transfers of the underlying shares for a two-year period ending in May 2006, at which point 50% of the shares underlying warrants then exercisable may be transferred, and subjects the remaining underlying shares to an additional one year lock-up.
—  First Tranche Warrants
The First Tranche warrants were exercisable upon the commencement of the agreement with Quest Diagnostics. Using the guidance in the FASB’s Emerging Issues Task Force Release 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” these warrants were valued (on the basis of the fair value of the warrants at the date of grant) using a Black-Scholes pricing model upon issuance at $3,896, which represented a deferred sales discount. The value of the warrants was recorded as additional paid-in capital and the resulting deferred sales discount is being amortized on a straight-line basis against revenues over the five-year term of the agreement. During the three and nine months ended September 30, 2005, respectively, we recorded $195 and $584 of amortization as a reduction of revenues related to the First Tranche warrants. For the corresponding periods of 2004, we recorded $195 and $520 of amortization as a reduction of revenues in respect of the First Tranche. We will continue to record a non-cash sales discount of $65 per month, attributable to the initial warrants, over the remainder of the 60-month life of our agreement with Quest Diagnostics. Included in ‘other current assets’ and ‘other assets’ at September 30, 2005 and December 31, 2004 are the unamortized balances of deferred sales discount of $779 and $779 in other current assets and $2,013 and $2,597 in other assets, respectively.
—  Sales-Based Milestone Warrants
Our agreement with Quest Diagnostics links the exercisability of the Second Tranche, Third Tranche, Fourth Tranche and Fifth Tranche warrants to the achievement of sales-based milestones, which have been met for the Second Tranche and Third Tranche. These milestones are based on the volume of SurePath tests purchased by Quest Diagnostics within specified time periods. When it becomes probable that a tranche of warrants will become exercisable upon the achievement of the applicable sales-based milestone, we accrue the resulting sales discounts over the related number of tests in the six-month period for which the milestone is achieved as further described below. Since the sales discount relating to these tranches of warrants will be accrued over only six months, if and when such warrants vest, the quarterly impact upon the future quarters in which they are recorded may be disproportionately large compared to the ongoing quarterly non-cash sales discount of $195 recorded in connection with the initial warrants.
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
—  Third Tranche Warrants
During the second quarter of 2005, it became probable that the Third Tranche warrants would vest during the third quarter of 2005 upon the achievement of the applicable sales-based milestone. Using the guidance in EITF 96-18, these 500,000 Third Tranche warrants were valued at June 30, 2005, using a Black-Scholes pricing model, at $675. Based on the percentage of the milestone achieved by June 30, 2005, we recorded $299 as a reduction of revenues for the three months ended June 30, 2005 with respect to this tranche with a corresponding credit to accrued sales discount. This sales based milestone for these warrants was achieved at the end of September 2005 and using the guidance in EITF 96-18 this Third Tranche was revalued at September 30, 2005 using a Black-Scholes pricing model at $275. We recorded $275 as additional paid-in capital and $24 as an increase to revenues for the three months ended September 30, 2005 with a corresponding reduction of $299 to accrued sales discount.
—  Summary
We recorded non-cash sales discounts of $171 and $1,083 for the three and nine months ended September 30, 2005, attributable to amortization and accrual of the discount ($195 and $584 related to the First Tranche warrants and $(24) and $499 related to the Second Tranche and Third Tranche warrants for the three and nine months ended September 30, 2005, respectively). For the corresponding periods of 2004, we recorded $195 and $325 of non-cash sales discount, all in respect of the First Tranche.

The (i) non-cash sales discounts for the three and nine month periods ended September 30, 2005 and (ii) the amortization schedules associated with the warrants that are currently are summarized in the following table:

			Aggregate Value
			(non cash sales
	Non Cash Sales	Non Cash Sales	discount) of
	Discount	Discount	Tranche (as most	Amortization and
	(Three Months Ended	(Nine Months Ended	recently	Accrual Schedules
Warrant Tranche	September 30, 2005)	September 30, 2005)	calculated)	(1)
First Tranche	$195	$584	$3,896	Five Years (ending May 2009)
Second Tranche	—	224	224	Six Months (ended June 2005)
Third Tranche	(24)	275	275	Six Months (ended September 2005)

Total	$171	$1,083

(1)	Amortization relates to deferred discount in connection with First Tranche; accrual of sales discount relates to all other Tranches.
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

	Three months ended September 30, 2005
		Reconciliation:
		Add Back Non-
		Cash Sales
	GAAP	Discount	Non-GAAP
Revenues	$21,525	$171	$21,696
Gross profit	15,176	171	15,347
Net income	1,779	171	1,950
Earnings per share:
Basic	$0.05	$171 to revenues used in calculation	$0.05
Diluted	$0.05	$171 to revenues used in calculation	$0.05

	Three months ended September 30, 2004
		Reconciliation:
		Add Back Non-
	GAAP	Cash Sales Discount	Non-GAAP
Revenues	$18,028	$195	$18,223
Gross profit	12,499	195	12,694
Net income	978	195	1,173
Earnings per share:
Basic	$0.03	$195 to revenues used in calculation	$0.03
Diluted	$0.02	$195 to revenues used in calculation	$0.03

	Nine months ended September 30, 2005
		Reconciliation:
		Add Back Non-
		Cash Sales
	GAAP	Discount	Non-GAAP
Revenues	$62,105	$1,083	$63,188
Gross profit	43,463	1,083	44,546
Net income	4,219	1,083	5,302
Earnings per share:
Basic	$0.11	$1,083 to revenues used in calculation	$0.14
Diluted	$0.11	$1,083 to revenues used in calculation	$0.13

	Nine months ended September 30, 2004
		Reconciliation:
		Add Back Non-
		Cash Sales
	GAAP	Discount	Non-GAAP
Revenues	$50,259	$325	$50,584
Gross profit	34,817	325	35,142
Net income	297	325	622
Earnings per share:
Basic	$0.01	$325 to revenues used in calculation	$0.02
Diluted	$0.01	$325 to revenues used in calculation	$0.02

Three Months Ended September 30, 2005 and 2004
The tables below summarize our segment results for the three months ended September 30, 2005 and 2004. All intersegment revenues have been eliminated. Comments made throughout this discussion related to our segments refer to the figures in these tables:

	Total
	Three Months Ended
	September 30,
			Change	%
	2005	2004	vs 2004	Change
Revenues	$21,525	$18,028	$3,497	19.4
Cost of revenues	6,349	5,529	820	14.8

Gross profit	15,176	12,499	2,677	21.4
Gross margin	70.5%	69.3%	—

Operating expenses:
Research and development	2,890	3,077	(187)	(6.1)
Regulatory	834	730	104	14.2
Sales and marketing	6,457	4,465	1,992	44.6
General and administrative	3,222	3,307	(85)	(2.6)

	13,403	11,579	1,824	15.8

Operating income	$1,773	$920	$853	92.7

	Commercial Operations
	Three Months Ended
	September 30,
			Change	%
	2005	2004	vs 2004	Change
Revenues	$21,287	$17,528	$3,759	21.4
Cost of revenues	6,272	5,486	786	14.3

Gross profit	15,015	12,042	2,973	24.7
Gross margin	70.5%	68.7%	—

Operating expenses:
Research and development	486	502	(16)	(3.2)
Regulatory	629	612	17	2.8
Sales and marketing	6,306	4,309	1,997	46.3
General and administrative	2,089	2,224	(135)	(6.1)

	9,510	7,647	1,863	24.4

Operating income	$5,505	$4,395	$1,110	25.3

	TriPath Oncology
	Three Months Ended
	September 30,
			Change	%
	2005	2004	vs 2004	Change
Revenues	$238	$500	$(262)	(52.4)
Cost of revenues	77	43	34	79.1

Gross profit	161	457	(296)	(64.8)
Gross margin	67.6%	91.4%	—

Operating expenses:
Research and development	2,404	2,575	(171)	(6.6)
Regulatory	205	118	87	73.7
Sales and marketing	151	156	(5)	(3.2)
General and administrative	1,133	1,083	50	4.6

	3,893	3,932	(39)	(1.0)

Operating loss	$(3,732)	$(3,475)	$(257)	(7.4)

Revenues
Total Revenues — Total revenues for the third quarter of 2005 were $21,525, representing an increase of $3,497, or 19.4%, compared to revenues of $18,028 in the third quarter of 2004. Total revenues for the three months ended September 30, 2005 include a reduction of $171, compared to $195 in the third quarter of 2004, related to a non-cash sales discount in connection with warrants issued to Quest Diagnostics which is discussed below in connection with sales of reagents (see also “Non-GAAP Financial Measures” above). The most significant component of our increased revenues was from increased sales of reagents and disposables in our commercial operations segment, as discussed further below.
Commercial Operations Revenues — Revenues for the third quarter of 2005 in our Commercial Operations segment were $21,287, net of a $171 non-cash sales discount related to reagents and disposable sales versus $17,528, net of a $195 non-cash sales discount in the third quarter of 2004, representing an increase of $3,759, or 21.4%.
In the third quarter of 2005, reagent revenues increased by $4,222, or 31.0%, versus the third quarter of 2004. Domestic sales of our SurePath and PrepStain reagents, which reflects the impact of a $171 non-cash sales discount in the third quarter of 2005 versus $195 in the third quarter of 2004, increased $3,844, or 37.0%, while international reagent and disposable sales increased $378, or 11.7%, over the same period in 2004. Revenues generated from domestic sales of reagents and disposables increased by 12.3% from the second quarter of 2005. Worldwide, we shipped 23 PrepStain instruments, including 16 sales and 7 reagent rentals in the third quarter of 2005. In the U.S., we shipped 8 PrepStain instruments to new and existing customers, 7 of which were reagent rentals. During the third quarter of 2005, we gained 7 new laboratory customers in the U.S. Domestic sales of test kit units increased by 45.4% from the third quarter of 2004 and by 13.3% from the second quarter of 2005. Revenues generated from the sale of cervical cytology test kits to the large commercial laboratories increased 148.6% in the third quarter of 2005 over the third quarter of 2004. The large commercial laboratories accounted for 46.1% of all SurePath cervical cytology test kits sold by us in the U.S. in the third quarter of 2005 as compared to

27.0% in the third quarter of 2004 and 39.1% in the second quarter of 2005. The increase in business from large commercial laboratory customers is a result of our relationships with Quest Diagnostics, LabCorp and AmeriPath and increasing focus of our sales and marketing efforts on the large commercial laboratories. In addition, SurePath tests sold to our traditional customer base increased 7.3% from the third quarter of 2004. Our SurePath Test Pack share of the domestic Pap smear testing market in the U.S. was almost 21% for the third quarter of 2005 versus approximately 14% for the third quarter of 2004.
Instrument revenues decreased $667, or 34.8%, for the third quarter of 2005 versus the third quarter of 2004. Sales of PrepStain instruments worldwide increased by $217, or 38.2%, for the third quarter of 2005 over the third quarter of 2004, comprised of a domestic decrease of $51 and an increase of $268 internationally. Worldwide sales of FocalPoint systems decreased approximately $739, or 61.4%, during the third quarter of 2005 compared to the third quarter of 2004, with a domestic decrease of $288, or 56.9%, and an international decrease of $451, or 64.6%. Overall, one FocalPoint slide profiler net of returns was placed with new and existing customers in the U.S. during the quarter. This brings the total of FocalPoint slide profiler customers in the U.S. to 63, representing 101 instruments. Approximately 79% of FocalPoint customers in the U.S. utilize our integrating software to process both conventional Pap smears and SurePath slides. Sales related to our Extended SlideWizard instruments were $145 during the third quarter of 2004, all international, versus none in the third quarter of 2005.
Other revenues increased by $204, or 10.2%, from the third quarter of 2004 to the third quarter of 2005. The major component of this overall net increase was service revenue increases of $81 and other consumable revenue increases of $127. Offsetting these increases were minor decreases totaling $4.
TriPath Oncology Revenues — Our TriPath Oncology business has been focused, since its inception, on developing molecular diagnostic products for malignant melanoma and cancers of the cervix, breast, ovary, and prostate. Our TriPath Oncology segment recorded $238 of revenues in the third quarter of 2005, primarily attributable to sales of instruments and to fee income. This compares with $500 in the same period of 2004, which was all attributable to fee income.
Gross Margin
Total Gross Margin — Total gross margin for the third quarter of 2005 was 70.5%, an increase from 69.3% in the comparable period of 2004. This increased gross margin resulted primarily from our growth in higher margin reagent revenues, assisted by a decline in lower margin instrument revenues during the comparable quarters. Our growth in sales of cervical cytology test kits to the large commercial laboratories has continued to increase at a faster pace than in our traditional customer base, applying some pressure on gross margin, but these margins still outpace both our total gross margin and our margin on instrument sales, with the result that our total gross margin still increased over the comparable period in 2004. Overall, this resulted in an increase in gross profit of $2,677, or 21.4%, between the comparable quarters. Our Commercial Operations segment is primarily responsible for the increase in gross profit because of continued growth in reagent and disposable sales and lean-based efficiencies in our manufacturing operations, which includes tools such as Value Stream Mapping, One-Piece Flow, Kanban Materials Management and Kaizen implementation methodology. TriPath Oncology recorded decreased gross profit primarily related to significant fee revenue during the third quarter of 2004.
Commercial Operations Gross Margin — Gross margin for the third quarter of 2005 in our commercial operations segment was 70.5%, an increase from 68.7% in the comparable period of 2004. Overall, this resulted in an increase in gross profit of $2,973, or 24.7%, between the comparable quarters. Gross profit increased as the result of continued growth in reagent and disposable sales and lean-based efficiencies in our manufacturing operations, as mentioned above.
TriPath Oncology Gross Margin — Gross margin for the third quarter of 2005 in our TriPath Oncology segment was 67.6%, compared with 91.4% in the comparable period of 2004. However, this had a relatively minor impact on overall gross margin in both quarters due to the relatively small amount of gross profit contribution by TriPath Oncology. Gross margin in the third quarters of 2005 and 2004 resulted substantially from fee income.
Research and Development
Total Research and Development — Research and development expenses include salaries and benefits of scientific and engineering personnel, depreciation of testing equipment, relevant consulting and professional services, components for prototypes and certain facility costs. Total research and development expenses for the third quarter of 2005 were $2,890, a $187, or 6.1%, decrease from $3,077 in the third quarter of 2004.
Commercial Operations Research and Development — Research and development expenditures relating to our Commercial Operations segment reflect research activity related to our cervical cytology product line and the development of manufacturing capabilities for new molecular tests that we are developing. As manufacturing operations are managed through our Commercial Operations segment, cost related to the manufacture of our new molecular tests will be assigned to our Commercial Operations segment. Commercial Operations research and development expenses decreased slightly by $16, or 3.2%, from $502 in the third quarter of 2004 to $486 in the third quarter of 2005.
TriPath Oncology Research and Development — Research and development expenses related to our TriPath Oncology segment decreased by $171, or 6.6%, from $2,575 in the third quarter of 2004 to $2,404 in the third quarter of 2005. The decrease predominantly reflects lower personnel-related costs.
Regulatory
Total Regulatory — Regulatory expenses include salaries and benefits of regulatory and quality personnel, costs related to clinical studies and submissions to the FDA, and relevant consulting services. Total regulatory expenses for the third quarter of 2005 were $834, a $104, or 14.2%, increase from $730 in the third quarter of 2004.
Commercial Operations Regulatory — Regulatory expenses in our Commercial Operations segment increased by $17, or 2.8%, to $629 in the third quarter of 2005, from $612 in the third quarter of 2004.
TriPath Oncology Regulatory — Regulatory expenses in our TriPath Oncology segment increased by $87, or 73.7%, to $205 in the third quarter of 2005 from $118 in the third quarter of 2004. This increase in regulatory expenses reflects initial activities relating to our planned clinical trials for our cervical screening and breast staging assays including staffing in advance of initiation of the trials, protocol development and finalization, and site selection and preparation.
Sales and Marketing
Total Sales and Marketing — Sales and marketing expenses include salaries and benefits of sales, marketing, sales support and service personnel, and their related expenses. In addition, non-personnel-related expenses associated with marketing our products are also included in sales and marketing expenses. Total sales and marketing expenses for the third quarter of 2005 were $6,457, an increase of $1,992, or 44.6%, from $4,465 in the third quarter of 2004.
Commercial Operations Sales and Marketing — Sales and marketing costs in our Commercial Operations segment for the third quarter of 2005 were $6,306, an increase of $1,997, or 46.3%, compared to $4,309 in the corresponding quarter of 2004. This expense increase continues to predominantly reflect the reorganization and expansion of our sales and marketing activities which was initiated in the third quarter of 2004 as well as some expenses related to the potential launch of our future molecular diagnostic products.
TriPath Oncology Sales and Marketing — Sales and marketing expenses in our TriPath Oncology segment for the third quarter of 2005 were $151, a modest decrease of $5, or 3.2%, compared to the $156 in the third quarter of 2004.
General and Administrative
Total General and Administrative — General and administrative expenses include salaries and benefits for administrative personnel, legal and other professional fees and certain facility costs. Total general and administrative expenses for the third quarter of 2005 were $3,222, which represents a decrease of $85, or 2.6%, versus $3,307 recorded in the same period in 2004.
Commercial Operations General and Administrative — Commercial Operations recorded general and administrative expenses of $2,089 in the third quarter of 2005, a decrease of $135, or 6.1%, compared to $2,224 recorded in the same quarter in 2004. This was primarily attributable to personnel related costs.
TriPath Oncology General and Administrative — TriPath Oncology recorded general and administrative expenses of $1,133 in the third quarter of 2005, an increase of $50, or 4.6%, compared to $1,083 recorded in the same quarter in 2004.
Operating Income/(Loss)
Total Operating Income. Operating income from operations during the third quarter of 2005 was $1,773, an improvement of $853, or 92.7%, compared with operating income of $920 in the third quarter of 2004. The improvement in operating income largely reflects incremental gross profit on new sales of reagents offset by operating expenses related to the reorganization and expansion of our sales and marketing activities, as described above. Total increases in gross profit contributed $2,677, or 21.4%, to the net improvement in operating income in the third quarter of 2005 compared with the same period in 2004. The increase in gross profit was partially offset by an increase in operating expenses of $1,824 or 15.8%, as described above.
Commercial Operations Operating Income. Operating income during the third quarter of 2005 attributable to Commercial Operations was $5,505, a $1,110, or 25.3%, improvement from operating income of $4,395 in the third quarter of 2004. The improvement in operating income largely reflects incremental gross profit on new sales of reagents offset by operating expenses related to the reorganization and expansion of our sales and marketing activities, as described above. Total increases in gross profit contributed $2,973, or 24.7%, to the net improvement in operating income in the third quarter of 2005, compared with the third quarter of 2004. The increase in gross profit was partially offset by an increase in operating expenses of $1,863, or 24.4%, as described above.
TriPath Oncology Operating Loss. Net operating loss during the third quarter of 2005 attributable to TriPath Oncology was $3,732, a $257, or 7.4%, larger operating loss compared with $3,475 in the third quarter of 2004. The larger net operating loss reflects decreased gross profit of $296, or 64.8%, due mostly to larger fee income recorded in the third quarter of 2004 versus the third quarter of 2005 and was offset in part by reduced operating expenses of $39, or 1.0%, as described above.
Interest Income and Expense
Interest Income and Expense — Interest income for the third quarter of 2005 was $154, a $92 or 148.4%, increase from $62 during the third quarter of 2004. This increase was primarily attributable to higher interest rates compared with the third quarter of 2004 and due to higher average cash balances. There was no interest expense for the third quarter of 2005 compared with $4 in the third quarter of 2004.
Net income
We recorded net income in the third quarter of 2005 of $1,779, which compares with net income of $978 in the third quarter of 2004, an improvement of $801, or 81.9%. Although we recorded net income in the third quarter of 2005, we had consolidated losses for regular federal income tax purposes in all periods presented, thus requiring no provision for regular federal income taxes. Due to limitations in the carry forward of net operating losses for alternative minimum taxes, we recorded federal alternative minimum income tax of $148 in the third quarter of 2005.
Nine Months Ended September 30, 2005 and 2004
The tables below summarize our segment results for the nine months ended September 30, 2005 and 2004. All intersegment revenues have been eliminated. Comments made throughout this discussion related to our segments refer to the figures in these tables:

	Total
	Nine Months Ended
	September 30,
			Change
	2005	2004	vs 2004	% Change
Revenues	$62,105	$50,259	$11,846	23.6
Cost of revenues	18,642	15,442	3,200	20.7

Gross profit	43,463	34,817	8,646	24.8
Gross margin	70.0%	69.3%	—

Operating expenses:
Research and development	9,253	8,236	1,017	12.3
Regulatory	2,422	3,117	(695)	(22.3)
Sales and marketing	17,189	13,699	3,490	25.5
General and administrative	10,638	9,678	960	9.9

	39,502	34,730	4,772	13.7

Operating income	$3,961	$87	$3,874	4,452.9

	Commercial Operations
	Nine Months Ended
	September 30,
			Change	%
	2005	2004	vs 2004	Change
Revenues	$60,994	$49,747	$11,247	22.6
Cost of revenues	18,156	15,399	2,757	17.9

Gross profit	42,838	34,348	8,490	24.7
Gross margin	70.2%	69.0%	—

Operating expenses:
Research and development	1,505	1,524	(19)	(1.2)
Regulatory	1,799	2,735	(936)	(34.2)
Sales and marketing	16,856	13,311	3,545	26.6
General and administrative	7,022	6,384	638	10.0

	27,182	23,954	3,228	13.5

Operating income	$15,656	$10,394	$5,262	50.6

	TriPath Oncology
	Nine Months Ended
	September 30,
			Change	%
	2005	2004	vs 2004	Change
Revenues	$1,111	$512	$599	117.0
Cost of revenues	486	43	443	1,030.2

Gross profit	625	469	156	33.3
Gross margin	56.3%	91.6%

Operating expenses:
Research and development	7,748	6,712	1,036	15.4
Regulatory	623	382	241	63.1
Sales and marketing	333	388	(55)	(14.2)
General and administrative	3,616	3,294	322	9.8

	12,320	10,776	1,544	14.3

Operating loss	$(11,695)	$(10,307)	$(1,388)	(13.5)

Revenues
Total Revenues — Total revenues for the first nine months of 2005 were $62,105, representing an increase of $11,846, or 23.6%, compared to revenues of $50,259 in the first nine months of 2004. Total revenues for the nine months ended September 30, 2005 include a reduction of $1,083 related to non-cash sales discount in connection with warrants issued to Quest Diagnostics which is discussed below in connection with sales of reagents (see also “Non-GAAP Financial Measures” above). This compares with a reduction of $325 of non-cash sales discount recorded in the first nine months of 2004. The most significant components of our increased revenues were from increased sales of reagents and disposables in our commercial operations segment, as discussed further below.

Commercial Operations Revenues — Revenues for the first nine months of 2005 in our Commercial Operations segment were $60,994, net of a $1,083 non-cash sales discount related to reagents and disposable sales, versus $325 in the first nine months of 2004, representing a net increase of $11,247, or 22.6%, compared to revenues of $49,747 in the first nine months of 2004.
In the first nine months of 2005, reagent revenues increased by $11,379, or 29.8%, versus the first nine months of 2004. Domestic sales of our SurePath and PrepStain reagents, which reflects the impact of a $1,083 non-cash sales discount in the first nine months of 2005, versus $325 in the first nine months of 2004, increased $9,338, or 31.9%, while international sales increased $2,041, or 22.9%, over the same period in 2004. Worldwide, we shipped 82 PrepStain instruments, including 35 sales and 47 reagent rentals in the first nine months of 2005. Additionally, we sold 13 instruments that were previously placed under reagent rental agreements to Canadian customers in which we renewed all of our major exclusive contracts to supply the SurePath liquid-based Pap test to laboratories in Canada. One additional instrument, previously shipped under a reagent rental agreement in the U.S., was sold in the first nine months of 2005. In the U.S., we shipped 47 PrepStain instruments to new and existing customers, 45 of which were reagent rentals. During the first nine months of 2005, we gained 26 new laboratory customers in the U.S. Domestic sales of test kit units increased by 41.7% from the first nine months of 2004. Revenues generated from the sale of cervical cytology test kits to the large commercial laboratories increased 113.3% in the first nine months of 2005 over the first nine months of 2004.
Instrument revenues decreased $684, or 12.6%, for the first nine months of 2005 versus the first nine months of 2004. Sales of PrepStain instruments worldwide increased by $350, or 18.1%, for the first nine months of 2005 over the first nine months of 2004, comprised of a domestic decrease of $405 and an increase of $755 internationally. Worldwide sales of FocalPoint systems decreased approximately $883, or 26.5%, during the first nine months of 2005 over the first nine months of 2004, with a domestic increase of $36, or 3.6%, offset by an international decrease of $919, or 39.6%. Overall, four FocalPoint slide profilers net of returns were placed with new and existing customers in the U.S. during the first nine months of 2005. This brings the total of FocalPoint slide profiler customers in the U.S. to 63, representing 101 instruments. Sales related to our Extended SlideWizard instruments decreased $151, or 93.2%, between the two comparable periods, all internationally.
Other revenues increased by $552, or 9.0%, from the first nine months of 2004 to the first nine months of 2005. The major components of this overall net increase were increased freight and royalty revenue of $307 and increased service revenues of $382. Partially offsetting these increases were decreases in fee-per-use revenues of $56 and other miscellaneous revenues of $81.
TriPath Oncology Revenues — Our TriPath Oncology business has been focused, since its inception, on developing molecular diagnostic products for malignant melanoma and cancers of the cervix, breast, ovary, and prostate. Our TriPath Oncology segment recorded $1,111 of revenues in the first nine months of 2005, primarily attributable to sales of instruments and to fee income, compared with $512 in the same period of 2004, which were attributable mostly to fee income.
Gross Margin
Total Gross Margin — Total gross margin for the first nine months of 2005 was 70.0%, an increase from 69.3% in the comparable period of 2004. This resulted in an increase in gross profit of $8,646, or 24.8%, between the comparable periods. Our Commercial Operations segment continues to be primarily responsible for the increase in gross profit because of continued growth in reagent and disposable sales and lean-based efficiencies in our manufacturing operations, which includes tools such as Value Stream Mapping, One-Piece Flow, Kanban Materials Management and Kaizen implementation methodology.

Additionally, TriPath Oncology recorded decreased gross profit primarily related to significant fee revenue during the third quarter of 2004.
Commercial Operations Gross Margin — Gross margin for the first nine months of 2005 in our commercial operations segment was 70.2%, an increase from 69.0% in the comparable period of 2004. This, combined with sales growth, resulted in an increase in gross profit of $8,490, or 24.7%, between the comparable periods. Gross margin increased as the result of continued growth in reagent and disposable sales and lean-based efficiencies in our manufacturing operations, as mentioned above.
TriPath Oncology Gross Margin — Gross margin for the first nine months of 2005 in our TriPath Oncology segment was 56.3%, compared with 91.6% in the comparable period of 2004. However, this had a relatively minor impact on overall gross margin in both periods due to the relatively small amount of gross profit contribution by TriPath Oncology. The decrease in gross margin in the first nine months of 2005 compared with the first nine months of 2004 resulted largely from the sale of $559 of lower margin instruments in 2005 with none in the corresponding period of 2004.
Research and Development
Total Research and Development — Research and development expenses include salaries and benefits of scientific and engineering personnel, depreciation of testing equipment, relevant consulting and professional services, components for prototypes and certain facility costs. Total research and development expenses for the first nine months of 2005 were $9,253, a $1,017, or 12.3%, increase from $8,236 in the first nine months of 2004.
Commercial Operations Research and Development — Research and development expenditures relating to our Commercial Operations segment reflect research activity related to our cervical cytology product line and the development of manufacturing capabilities for new molecular tests that we are developing. As manufacturing operations are managed through our Commercial Operations segment, cost related to the manufacture of our new molecular tests are assigned to our Commercial Operations segment. Commercial Operations research and development expenses decreased by $19, or 1.2%, from $1,524 in the first nine months of 2004 to $1,505 in the first nine months of 2005.
TriPath Oncology Research and Development — Research and development expenses related to our TriPath Oncology segment increased by $1,036, or 15.4%, from $6,712 in the first nine months of 2004 to $7,748 in the first nine months of 2005. The increase primarily reflects the net loss of cost recovery for certain contracted work we performed during 2004, increased personnel expenses and the loss of the amortization of a deferred credit that we had been recording as an offset to research and development expense over the 30 months ended January 2004, when this credit was fully amortized. Whereas the first nine months of 2004 contained a credit of $207 offset against research and development expenses, the first nine months of 2005 reflected no such expense credit, resulting in an increase to expenses of $207 related to this item.
Regulatory
Total Regulatory — Regulatory expenses include salaries and benefits of regulatory and quality personnel, costs related to clinical studies and submissions to the FDA, and relevant consulting services. Total regulatory expenses for the first nine months of 2005 were $2,422, a $695, or 22.3%, decrease from $3,117 in the first nine months of 2004.
Commercial Operations Regulatory — Regulatory expenses in our Commercial Operations segment decreased by $936, or 34.2%, to $1,799 in the first nine months of 2005, from $2,735 in the first nine months of 2004. This reduction in regulatory expense primarily reflected the completion of pre-FDA submission activities of our HPV-related and FocalPoint GS clinical trials, which began winding down during 2004.
TriPath Oncology Regulatory — Regulatory expenses in our TriPath Oncology segment increased by $241, or 63.1%, to $623 in the first nine months of 2005 from $382 in the first nine months of 2004. Regulatory expenses at TriPath Oncology increased as activities related to our cervical assay clinical trial began to increase.
Sales and Marketing
Total Sales and Marketing — Sales and marketing expenses include salaries and benefits of sales, marketing, sales support and service personnel, and their related expenses. In addition, non-personnel-related expenses associated with marketing our products are also included in sales and marketing expenses. Total sales and marketing expenses for the first nine months of 2005 were $17,189, an increase of $3,490, or 25.5%, from $13,699 in the first nine months of 2004.
Commercial Operations Sales and Marketing — Sales and marketing costs in our Commercial Operations segment for the first nine months of 2005 were $16,856, an increase of $3,545, or 26.6%, compared to the $13,311 in the corresponding period of 2004. This expense reflects the reorganization and expansion of our sales and marketing activities initiated in the third quarter of 2004 and some expenses in anticipation of the potential launch of our future molecular diagnostic products.
TriPath Oncology Sales and Marketing — Sales and marketing expenses in our TriPath Oncology segment for the first nine months of 2005 were $333, a decrease of $55, or 14.2%, compared to the $388 in the first nine months of 2004. This decrease primarily reflects the early transfer of products being developed in our TriPath Oncology segment to our Commercial Operations sales and marketing organization in 2005.
General and Administrative
Total General and Administrative — General and administrative expenses include salaries and benefits for administrative personnel, legal and other professional fees and certain facility costs. Total general and administrative expenses for the first nine months of 2005 were $10,638, which represents an increase of $960, or 9.9%, versus $9,678 recorded in the same period in 2004.
Commercial Operations General and Administrative — Commercial Operations recorded general and administrative expenses of $7,022 in the first nine months of 2005, an increase of $638, or 10.0% compared to $6,384 recorded in the same period in 2004. This was primarily attributable to professional fees, principally litigation and Sarbanes-Oxley compliance related expenses and to personnel related expenses.
TriPath Oncology General and Administrative — TriPath Oncology recorded general and administrative expenses of $3,616 in the first nine months of 2005, an increase of $322, or 9.8% compared to $3,294 recorded in the same period in 2004, attributable mainly to professional fees, particularly Sarbanes Oxley compliance related expenses and to personnel related expenses.
Operating Income/(Loss)
Total Operating Income. Operating income during the first nine months of 2005 was $3,961, a $3,874 improvement compared with operating income of $87 in the first nine months of 2004. The improvement in operating income largely reflects incremental gross profit on new sales of reagents. Total increases in gross profit contributed $8,646, or 24.8%, to the net improvement in operating income in the first nine months of 2005 compared with the same period in 2004. The increase in gross profit was partially offset by an increase in operating expenses of $4,772, or 13.7%, as described above.
Commercial Operations Operating Income. Operating income during the first nine months of 2005 attributable to Commercial Operations was $15,656, a $5,262, or 50.6%, improvement from operating income of $10,394 in the first nine months of 2004. The improvement in operating income largely reflects incremental gross profit on new sales of reagents. Total increases in gross profit contributed $8,490, or 24.7%, to the net improvement in operating income in the first nine months of 2005, compared with the first nine months of 2004. The increase in gross profit was partially offset by an increase in operating expenses of $3,228, or 13.5%, as described above.
TriPath Oncology Operating Loss. Net operating loss during the first nine months of 2005 attributable to TriPath Oncology was $11,695, a $1,388, or 13.5%, larger operating loss compared with $10,307 in the first nine months of 2004. The larger net operating loss reflects increased operating expenses of $1,544, or 14.3%, as described above, offset in part by gross profit improvement of $156, or 33.3%, attributable largely to instrument sales.
Interest Income and Expense
Interest Income and Expense — Interest income for the first nine months of 2005 was $411, a $188, or 84.3% increase from $223 during the first nine months of 2004. This increase was primarily attributable to higher average interest rates compared with the first nine months of 2004 and due to higher average cash balances. Interest expense for the period decreased to $5 in the first nine months of 2005 from $13 in the first nine months of 2004.
Net income
We recorded net income in the first nine months of 2005 of $4,219, which compares with net income of $297 in the first nine months of 2004, an improvement of $3,922. Although we recorded net income in the first nine months of 2005 and 2004, we had consolidated losses for regular federal income tax purposes in all periods presented, thus requiring no provision for regular federal income taxes. Due to limitations in the carry forward of net operating losses for alternative minimum taxes, we recorded federal alternative minimum income tax of $148 in the third quarter of 2005.
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
Liquidity and Capital Resources
(In thousands, except share and per share amounts)
Since our formation and until 2004, our expenses have significantly exceeded our revenues each quarter, resulting in an accumulated deficit of $228,196 as of September 30, 2005. We have funded our operations primarily through the private placement and public sale of equity securities, debt facilities and product sales. We had cash and cash equivalents of $21,137 at September 30, 2005 compared with $18,949 at December 31, 2004.
We funded our operations in the first nine months of 2005 from cash and cash equivalents on hand and revenues from both our Commercial Operations and TriPath Oncology segments.
The table below summarizes certain key components of our cash flow and working capital for the nine months ended September 30, 2005 and 2004. Comments made throughout this discussion related to our cash-related activities refer to the figures in this table.

	Nine Months Ended September 30,
	2005	2004	$ Change	% Change
Cash Flow Type: source/(use)
Operating	$2,959	$(4,753)	$7,712	NM
Investing	(1,186)	(346)	(840)	(242.8)
Financing	667	896	(229)	(25.6)

Cash and cash equivalents at September 30	$21,137	$16,828	$4,309	25.6

NM – not meaningful
Operating
Cash provided by operating activities was $2,959 during the nine months ended September 30, 2005 compared with net cash used of $4,753 during the corresponding period of 2004, an improvement of $7,712. The improvement in net cash provided by operations versus net cash used in operations between the first nine months of 2005 and 2004 was largely attributable to improved operating performance. We recorded net income of $4,219 for the nine months ended September 30, 2005 compared with $297 for the nine months ended September 30, 2004, an improvement of $3,922. This improvement in earnings was augmented by a further $3,790, comprised of an increase in non-cash items of $2,432 and a net decrease of $1,358 in the use of cash in operating assets and liabilities between the first nine months of 2004 and the first nine months of 2005.
The increase in non-cash items of $2,432 between the first nine months of 2005 and 2004 was primarily due to an increase in non-cash sales discount of $758 and an increase of $1,062 in non-cash bad debt activity. We recorded an increase in bad debt expense of $50 during the first nine months of 2005 and wrote off $1,012 of uncollectible accounts and notes receivable during the first nine months of 2004. Amortization of deferred research and development credits decreased by $207 and depreciation and amortization increased $280 from the first nine months of 2005 compared with the first nine months of 2004. We provided for federal income taxes for the first time during the nine months ended September 30, 2005 in the amount of $148. Other net decreases amounted to $23.
The net decrease of $1,358 in the use of cash in operating assets and liabilities between the first nine months of 2004 and the first nine months of 2005 was primarily affected by a reduction in working capital applied to accounts payable and accrued expenses of $7,511, offset by an increase in working capital applied to accounts receivable and notes receivable of $3,291 and inventory of $2,649. The reduction in working capital applied to accounts payable and accrued expenses was primarily attributable to personnel-related expenses, inventory purchases and clinical trial payments. The increase in working capital applied to accounts and notes receivable was attributable to increased revenues and the increase in working capital applied to inventory was attributable to investments in inventory, including customer use assets. Other changes in operating assets and liabilities reflected a net use of cash of $213.

Investing
Capital expenditures were $1,162 during the nine months ended September 30, 2005 and $19 during the corresponding period of 2004, an increase of $1,143, primarily attributable to the purchase of machinery and equipment and the predominant reason for the change in cash used in investing activities between the comparable periods. We have no material commitments for capital expenditures. During the nine months ended September 30, 2004 we added $319 to intangible assets versus $24 in the comparable period in 2005, a decreased use of cash of $295. Other net uses for the nine months ended September 30, 2004 amounted to $8.
Financing
Our cash provided by financing activities for the first nine months of 2005 compared to the first nine months of 2004 decreased by $229, from $896 in the first nine months of 2004 to $667 in the same period of 2005. These cash flows were most impacted by debt activity and stock option exercises. We had no borrowings during the first nine months of 2005 versus $365 during the first nine months of 2004. Additionally, we received less cash from stock option exercises in 2005 versus 2004 by $128. Partially offsetting these sources of cash from financing activities were lower payments on debt and leases in the first nine months of 2005, where we paid $264 less in the first nine months of 2005 than in the corresponding period of 2004.
In January 2005, we renewed our $7,500 working capital facility with Silicon Valley Bank. We also extended the term of the line of credit to 15 months with an expiration date of April 27, 2006. The entire amount of the line is available as long as certain financial covenants are met. If these covenants are not met, the available balance is limited to an amount equal to 80% of eligible accounts receivable. At September 30, 2005, we were entitled to borrow the full amount of the line. The renewed line offers either a prime-based (prime plus 0.25%) or LIBOR-based (LIBOR plus 2.0%) pricing option for advances made under it and is collateralized by substantially all of our assets. The line of credit carries customary covenants, including the maintenance of a minimum modified quick ratio, minimum tangible net worth, and other requirements. We had no outstanding borrowings under this agreement at September 30, 2005; however, a letter of credit securing assets leased under the Bank of America lease line, discussed below, was issued under this line of credit and remains outstanding for the remaining balance payable under that lease line.
During April 2003, we obtained a $2,500 lease line of credit from General Electric Capital Corporation (“GE Capital”). Individual operating lease schedules under this lease line carry three-year terms. Financing charges are based on the fixed basic term lease rate factor. The interest rates on the various schedules, which are incorporated into the lease payments under this lease line, which are incorporated into the operating lease payments, range from 2.85% to 3.45%. The lease line is being used as an alternative source of capital to obtain assets, primarily equipment, subject to operating leases. In July 2005, this line was renewed for a one-year term for $1,000 (in addition to amounts for assets already leased under the line). Terms of the new line are substantially the same as the expiring line. As of September 30, 2005 and December 31, 2004, assets with an original cost of $1,917 and $1,707 were leased under our lease lines with GE Capital. $210 of new assets was added to the line during the first nine months of 2005. Future minimum lease payments under this lease line are $1,498 as of September 30, 2005.
During August 2002, we obtained a $1,500 lease line of credit from Bank of America. Bank of America assigned the leases under this line to GE Capital in 2004. Amounts used under this lease line are secured by a letter of credit against our line of credit with Silicon Valley Bank discussed above. Assets leased under this lease line carry three-year lease terms. Financing charges are based on three-year constant Treasury Maturities. The interest rates on the various schedules under this lease line, which are incorporated into the operating lease payments, range from 2.75% to 2.90%. The lease line was used as an alternative source of capital to obtain assets, primarily equipment, subject to operating leases. As of September 30, 2005 and December 31, 2004, assets with an original cost of $1,286 were leased under this lease line. Future minimum lease payments under this lease line are $93 as of September 30, 2005. As the lease line has expired, no further assets will be leased under this line of credit.
During 2004 the Federal Reserve began a policy of increasing its Federal funds interest rates from 46-year lows of 1.0%. By December 31, 2004, the Federal Reserve had increased this key interest rate to 2.0% with additional increases during 2005, to 4.00% by November 2005. This is up from 1.0% at the beginning of 2004. While this increasing interest rate environment, if it continues, will positively impact earnings on our invested cash, it will also negatively affect our earnings and our cash if we are required to incur additional debt.
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
We revised our guidance for full year revenues for 2005 in early November 2005. We currently expect that revenues at year end will range from $85,000 to $88,000 and will reflect continued growth in our cervical cytology business as well as revenues generated from the early commercialization of some of our molecular diagnostic reagents and molecular imaging systems. We attributed this revision in revenue guidance from previous guidance of $90,000 to $94,000 to a deceleration in the growth of business within our traditional and more fully penetrated customer base, a slower than originally anticipated ramp up of revenues derived from our interactive histology imaging system, and lower than expected instrument sales, primarily in markets outside the United States. These factors are partially offset by continued market share gains for the SurePath liquid based Pap test and attendant growth in reagent and disposable sales to the large commercial laboratories. Revenues for any particular period will also depend significantly upon the timing of certain sales discounts that we will accrue over a six-month period if and when it becomes probable that any of the currently unexercisable tranches of warrants held by Quest Diagnostics may vest upon achievement of certain sales-based milestones. The first and second of these was achieved in the first nine months of 2005 and was reflected in a non-cash sales discount of $499. While not certain, it is possible that the next sales-based milestone will be achieved by Quest Diagnostics over a six-month period that includes part of the fourth quarter of 2005. If so, this will result in additional non-cash sales discounts of $240 during the balance of 2005.
We continue to expect that our growth in revenues in the remainder of 2005 will be primarily driven by the sale of SurePath reagents and disposables. We believe that worldwide sales of SurePath reagents and disposables will account for approximately 75% to 80% of revenues in 2005. We believe that the growth in SurePath sales will be driven by three factors: 1) accelerated penetration of the large commercial laboratories in the U.S. as well as modest growth from our traditional customer base; 2) impact of the expansion of our sales force in the U.S.; and 3) accelerated market penetration outside the U.S.
We expect that approximately 7% to 11% of our growth from 2004 to 2005 will result from revenue growth from the early commercialization of some of our molecular diagnostic reagents and molecular imaging systems. We have revised this range from previous guidance of 10 to 15% because of the slower than expected ramp up of revenues derived from our interactive histology imaging system. We believe that the sales of molecular diagnostic reagents and molecular imaging systems will be driven by four factors: 1) introduction and market acceptance of our ProEx C and ProEx Br ASRs; 2) introduction and market acceptance of our cervical cancer staging reagents and molecular cytology imaging system outside the U.S.; 3) FDA 510(k) clearance for processing of Ventana assays on our interactive histology imaging system, and; 4) continued introduction and market acceptance of the Ventana-branded version of our interactive histology imaging system (VIAS).
Looking beyond 2005, we believe that sales related to our molecular diagnostic products will significantly impact our revenues in the future. To accomplish this, we believe that the future sales of our molecular diagnostic products will be driven principally by five factors: 1) the results of in-house and external research studies on the analytical and clinical performance of our cervical and breast staging assays; 2) completion of the development of our cervical screening assay and our molecular cytology imaging system; 3) initiation of clinical trials that could support future Premarket Approval applications to the FDA for our cervical screening and breast staging assays; 4) release of research use only (RUO) reagents for the field of ovarian cancer screening, and; 5) identification of a high-volume testing platform for our blood based screening assays.
Given our anticipated revenue mix, we expect that our gross margins should fall into a range of between 68% and 71% in 2005. As we shift our focus to the large commercial laboratories, we expect a corresponding deceleration in the relative growth of business within our traditional and more fully penetrated customer base. As sales to large commercial laboratories increase, there may be some downward pressure on gross margin as the selling prices of our tests to higher volume customers, such as these large commercial laboratories, tend to be lower than selling prices to our other laboratory customers. We anticipate this downward trend may be somewhat offset as continued improvements to our manufacturing costs, due to higher volumes and efficiencies from our lean-based manufacturing programs, continue to favorably impact cost of goods sold. The extent to which gross margin is affected as the result of this trend will depend upon the relative number of tests sold to the higher volume laboratories at any point in time.
The structure of our agreement with Ventana relating to the sale of a Ventana branded version (VIAS) of our interactive histology imager may also impact our gross margin. Pursuant to the agreement we will receive a fixed payment for each imager manufactured for Ventana and usage fees for each Ventana test processed on each imaging system after placement with a Ventana customer. The instrument sales price includes a small premium over our cost of manufacture and, as a result, will generate a gross margin for each instrument sold that is lower than is typical for our instrument sales. The anticipated gross margin associated with the usage fees approaches 100%. Since most of the activity in the first year of this agreement will relate to the initial placement of imaging systems, we anticipate that most revenues generated from this relationship in 2005 and 2006 will reflect the lower gross margin associated with the instrument sales price. We expect that this downward trend will be offset by the higher gross margin generated over time from usage fees. The extent to which the overall gross margin is affected will depend on the extent to which Ventana is successful in placing instruments and generating tests from each instrument placed.
Our 2004 operating expenses were $46,940. We expect our operating expenses to increase in 2005 to be in the range of $53,000 to $57,000, in large part due to the expansion our sales and marketing activities that we initiated in the third quarter of 2004. Our operating expenses for the first nine months of 2005 were $39,502. Our Commercial Operations segment has been profitable for more than two years and generated operating income of $14,744 in the full year 2004 and $15,656 through the first nine months of 2005. We expect that this segment will continue to generate significant operating income and cash. The excess cash flow generated from the Commercial Operations segment has been, and will continue to be utilized in part to fund the operations of our TriPath Oncology segment. We anticipate that the TriPath

Oncology segment, which includes all research and development, regulatory, sales and marketing, and administrative expenses relating to our molecular diagnostic programs, will incur approximately $1,300 to $1,600 of expenses per month during 2005 as we await the results of internal and external studies related to our breast and cervical assays, complete the development of our cervical screening assay and our molecular cytology imaging system, prepare for clinical trials with respect to our cervical screening and breast staging assays, select the final marker panel for screening for ovarian cancer, develop our RUO reagents for the field of ovarian cancer screening, continue clinical studies related to our melanoma staging product, and initiate the commercial introduction of some of our molecular diagnostic reagents and molecular imaging systems. We have completed the preparation of our facilities and operations for manufacture of our molecular diagnostic products, and further expenses are not expected in connection with this effort.
We believe that we can continue to manage our cash to minimize the need for additional outside sources of cash in the balance of 2005 and 2006. While we have now generated positive cash flow from our business for four consecutive quarters and expect to generate positive cash flow for the full-year 2005, we may experience negative cash flow quarters from time to time prior to becoming cash flow positive on an ongoing basis. We expect that our capital expenditures for 2005 will range from $1,500 to $2,000 as we expand and upgrade our manufacturing operations. We may borrow from our line of credit with Silicon Valley Bank or a new line of credit to finance part, or all, of those capital expenditures if, or as, they occur. We have remaining availability under a commitment for a $1,000 lease line of credit that may be utilized for equipment placed under operating leases. The expenses associated with these leases are anticipated in our operating expense projections for 2005. We believe that our existing cash, our expectation of continuing to generate positive cash flow for the full-year 2005, anticipated additional debt and/or lease financing for internal use assets, rental placements of PrepStain, fee-per-use placements of FocalPoint instruments and Ventana-launched VIAS systems will be sufficient to enable us to meet our future operating cash obligations for the foreseeable future.
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
We provide for income taxes in accordance with the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We review our deferred tax asset on a quarterly basis to determine if a valuation allowance is required, primarily based on our estimates of future taxable income. As of September 30, 2005 our deferred tax asset is fully reserved through the valuation allowance. Changes in our assessment of the need for a valuation allowance could give rise to additional valuation allowance or release of the valuation allowance previously established against our deferred tax assets and either a related expense or benefit in the period of change.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” In accordance with FASB Statement No. 123R, “Share-Based Payment,” effective January 1, 2006, we intend to begin to record the value of stock options and other forms of equity-based long term incentives as a direct expense in our financial statements. Our adoption of SFAS 123(R)’s fair value method may have a significant impact on our results of operations, although it will have no impact on our overall financial position or overall cash flow. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options and our ability to generate taxable income in the future); however no such operating cash flows for excess tax deductions were recognized in any of the periods presented.
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
Certain factors, among others, that could cause our actual results to differ materially from what is expressed in those forward-looking statements include the following:
-	we may be unable to increase sales and revenues at our historical rates;

-	we may not receive revenues when or in the amounts anticipated;

-	we may not be able to maintain profitability;

-	we may have to reflect non-cash sales discounts in connection with warrants held by Quest Diagnostics for different financial periods than we expect, depending upon if and when it becomes probable that certain sales-based milestones may be met in connection with our agreement with Quest Diagnostics;

-	the impact of our adoption of SFAS 123(R) may have a greater than anticipated impact on our results of operations;

-	we may not be able to increase our penetration of the very competitive large commercial laboratories to the extent we expect, and we may not be able to maintain and grow our business within our traditional customer base to the extent we expect;

-	we may not achieve revenues to the degree expected from our relationship with Ventana and the sale of analyte-specific reagents and research use only products derived from our molecular oncology development program;

-	our expanded sales and marketing presence may not have the expected impact, and we may face attrition issues customary for such an expansion;

-	we may incur greater expenses than we expect generally and with our clinical trials and sales and marketing efforts specifically;

-	our clinical trials may take longer to complete than we expect and may be unsuccessful;

-	we may not receive FDA approval for our FocalPoint GS and HPV-related applications, and the failure to achieve such approval may materially impact our results of operations;

-	we may not receive FDA clearance for processing additional Ventana assays on the interactive histology imager on schedule or at all, and we may be required to obtain additional FDA and other regulatory approvals for the interactive histology imager, along with approvals for processing the assays, which we may not receive in a timely manner or at all;

-	clinical trials may yield results for product candidates incorporating the ProEx C biomarkers that differ from the results of our in-house and external research studies.

-	revenues from our agreement with Ventana may not materialize to the extent we expect;

-	we may not be successful in selling TriPath Oncology’s pre-IVD (in-vitro diagnostic) products and services;

-	we may need to obtain additional financing in the future;

-	we may be unable to obtain and maintain adequate patent and other proprietary rights protection of our products and services;

-	our products may not receive regulatory, pricing and reimbursement approval when we expect, if at all;

-	we may be unable to comply with the extensive domestic and international governmental regulatory, pricing and reimbursement approval and review procedures and other regulatory requirements to which the manufacture and sale of our products are subject, or lack the financial resources to bear the expense associated with such compliance;

-	our products may not be accepted by the market to the extent we expect and the frequency of use of our screening products may decline;

-	TriPath Oncology may be unable to successfully develop and commercialize molecular diagnostic oncology products when anticipated, if at all;

-	external studies of our product candidates may not come to the conclusions we expect;

-	TriPath Oncology may be unable to license markers needed to optimize its product candidates;

-	we may be unable to establish and maintain licenses, strategic collaborations and distribution arrangements;

-	we and laboratories using our products may not obtain adequate levels of third-party reimbursement for our products;

-	we may lack the financial resources necessary to further develop our marketing and sales capabilities domestically and internationally or to expand our manufacturing capability;

-	competition and technological, scientific and medical, changes may make our products or potential products and technologies less attractive, used less frequently, or obsolete;

-	our promotional discounts, sales and marketing programs and strategies may not have their expected effect; and

-	uncertainties resulting from the initiation and continuation of our litigation with a competitor could have a material adverse effect on our ability to continue our operations.

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
Changes in Internal Control
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our third fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are currently engaged in litigation with Cytyc Corporation, as more fully described in Note 9 of the Condensed Consolidated Financial Statements and in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.
Item 2. Unregistered Sales of Equity and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares
			Part of Publicly	That May Yet Be
	Total Number of		Announced Plans or	Purchased Under the
Period	Shares Purchased	Price Paid Per Share	Programs	Plans or Programs
8/1/05 – 9/1/05	10,000 (1)	$8.28	0	0

(1)	On August 17, 2005, a director of the Company exercised 30,000 options to purchase Common Stock of the Company. Pursuant to the terms of the 1997 Director Stock Option Plan, the director paid the exercise price for 22,098 of the options by delivering to the Company 10,000 shares of Common Stock of the Company that the director already owned.
Item 6. Exhibits
See Exhibit Index immediately following the Signatures.

TRIPATH IMAGING, INC.
FORM 10-Q
September 30, 2005
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIPATH IMAGING, INC.

DATE: November 9, 2005	BY:	/s/ Stephen P. Hall

Stephen P. Hall
Senior Vice-President and Chief Financial
Officer (Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
3.1	Restated Certificate of Incorporation. Filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended June 30, 2002 (File No. 0-22885) and incorporated herein by reference.

3.2	Amended and Restated By-laws of the Company. Filed as Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended June 30, 2002 (File No. 0-22885) and incorporated herein by reference.

10.1*	Amendment No. 1 dated July 27, 2005 to the Amended and Restated 1996 Equity Incentive Plan.

31.1	Certifications of the Chief Executive Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certifications of the Chief Financial Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.

*	Indicates a management contract or compensatory plan.