Form 10-K
period 2005-12-31
TRIPATH IMAGING INC
filed 2006-03-01
CIK 1041426

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-22885

TRIPATH IMAGING, INC.
(exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	56-1995728 (I.R.S. Employer Identification Number)

780 Plantation Drive, Burlington, North Carolina 27215
(Address of Principal Executive Offices including Zip Code)

Registrant’s telephone number, including area code:
(336) 222-9707

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 Par Value
(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is required to file reports Section 13 or 15(d) of the Exchange Act.  Yes ☑     No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2005 was: $258,573,675.

There were 38,382,639 shares of the registrant’s Common Stock outstanding as of February 27, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of the Registrant for the Registrant’s 2006 Annual Meeting of Shareholders to be held on May 31, 2006, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year of December 31, 2005, are incorporated by reference into Part III of this Form 10-K.

TriPath Imaging, Inc.

As used in this report, the terms “we,” “us,” “our,” “TriPath Imaging” and the “Company” mean TriPath Imaging, Inc. and its subsidiaries, unless the context indicates another meaning.

Note Regarding Trademarks

We have registered trademarks in the United States for SurePath®, PrepStain®, FocalPoint®, AutoCyte®, AutoCyte Quic®, CytoRich®, ImageTiter®, PrepMate®, SlideWizard®, and TriPath Imaging®. We have pending U.S. trademark applications for ProExtm, SureDetecttm, and TriPath Oncologytm. Foreign registrations are maintained for several of our trademarks in Argentina, Australia, Brazil, Canada, Chile, China, the European Union, Hong Kong, Indonesia, Israel, Japan, Malaysia, Norway, the Russian Federation, South Africa, Switzerland, Taiwan and the United Kingdom. We have pending foreign trademark applications for ProExtm and SureDetecttm. In addition to trademark activity, we include a copyright notice on all of our documentation and operating software. There can be no assurance that any trademarks or copyrights that we own will provide competitive advantages for our products or will not be challenged or circumvented by our competitors. All other products and company names are trademarks of their respective holders.

PART I

Item 1.	Business

This Annual Report on Form 10-K contains forward-looking statements, including statements regarding our results of operations, research and development programs, clinical trials and collaborations. Statements that are not historical facts are based on our management’s current expectations, beliefs, assumptions, estimates, forecasts and projections. These forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that could cause actual results to differ significantly from those discussed in these forward-looking statements. Important factors that could cause or contribute to these differences include those described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates and Certain Factors that May Affect Operating Results “and in “Factors Affecting Future Operating Results” attached hereto as Exhibit 99.1 and incorporated by reference into this Form 10-K. You should not place undue reliance on the forward-looking statements, which speak only as the date of this report. We undertake no obligation to update these statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events, except as required by law.

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

We are organized into two operating units: (1) Commercial Operations, through which we manage the market introduction, sales, service, manufacturing and ongoing development of our current products; and (2) TriPath Oncology, our wholly-owned subsidiary, through which we manage the development and market introduction of molecular diagnostic products for cancer.

Our Commercial Operations unit is a commercial engine organized to grow sales, drive margin and generate cash. TriPath Oncology is the development engine of a broad based gene discovery program created to develop new molecular products for the early detection and clinical management of cancer. Today, our revenues are primarily generated through our Commercial Operations unit from the sale of our cervical cytology screening products, and in particular, the SurePath liquid-based Pap test. In 2005, for the first time in our history, we generated significant revenues from the sale of some of the molecular products that we are developing in TriPath Oncology. In 2006, we expect to continue to generate revenues from the early commercialization of TriPath Oncology’s molecular diagnostic products and molecular imaging systems and we believe that sales related to these developing products will significantly impact our growth in the future.

We provide financial information by segment and geographic area in Note 8 to our Consolidated Financial Statements included in Item 8 of this report. We are incorporating that information into this section by reference.

Our Products

Cervical Cytology Product Line

Our cervical cytology product line includes the following products:

The SurePath Test Pack

Our SurePath Test Pack is a proprietary, liquid-based cytology sample collection, preservation and transport system that consists of the SurePath liquid-based Pap test, a sample collection vial, preservative solution and sample collection device. SurePath addresses errors in cell sample collection and slide preparation while providing a liquid medium for performing additional laboratory tests. SurePath slides show a statistically significant reduction of unsatisfactory cases compared to conventional slides. During a clinical exam, a physician or nurse will collect a sample of endocervical and ectocervical cells, using a cervical broom or spatula and brush combination collection device. Once collected, the health practitioner detaches the removable head of the collection device and places it into the vial containing our proprietary SurePath preservative fluid, thereby retaining all of the cells collected. The lid of the vial is then fastened and the vial is then transported to a clinical laboratory for follow-on processing on the PrepStain system. The SurePath liquid-based Pap test was approved by the United States Food and Drug Administration (“FDA”) for slides prepared using the PrepStain Slide Processor in June 1999. In 2001, SurePath was approved by the FDA for manual slide processing in which the cell suspension obtained by using the SurePath Test Pack is layered onto the slide and stained by a prep technician. In May 2003, we received FDA approval for expanded labeling claims to include study data showing a 64.4% (p<0.00001) increase in detection of High Grade Squamous Intraepithelial and more serious lesions (HSIL+), as compared to the conventional Pap smear. In June 2004, we received FDA approval for expanded labeling claims to include the use of the spatula and brush combination device for collecting cervical cells as an alternative to the previously approved cervical broom collection device. All SurePath devices come with detachable heads to ensure 100% of the collected sample is sent to the laboratory for processing.

PrepStain Slide Processor

Our PrepStain Slide Processor is an automated slide preparation system that produces slides with a standardized, thin-layer of stained cervical cells. It consists of proprietary reagents, plastic disposables and automated equipment for preparing a thin-layer of cervical cells on a SurePath microscope slide. Once received in the laboratory, the sample is thoroughly mixed, resulting in a homogenized and randomized cell suspension which is removed from the vial and layered onto a proprietary liquid density reagent in a plastic centrifuge tube using our patented syringe device. Excess blood, inflammatory cells and other debris are removed from the cell suspension using density gradient centrifugation. Once centrifugation is completed, the laboratory technician places the centrifuge tubes containing the separated diagnostic cells onto an automated pipetting system. This pipetting system then distributes the cervical cells in a thin-layer on the microscope slide. At this stage, discrete staining of the slides can be carried out by the PrepStain system, or staining can be performed off-line from the PrepStain using alternative staining instrumentation. PrepStain is currently capable of preparing approximately 48 discretely stained or 96 unstained thin-layer slides in approximately one hour. A SurePath slide typically contains approximately 50,000 to 100,000 diagnostic cells that are distributed uniformly over a 13-millimeter diameter circle. The PrepStain Slide Processor, or PrepStain, reduces the complexity of interpretation by providing a homogeneous, more representative and standardized thin layer of stained cells. The FDA approved PrepStain in June 1999. In early 2005, we received FDA approval for expanded claims to include the processing of pre-coated slides, which are branded as SurePath® PreCoat slides. The PreCoat slide is intended to provide our customers with a pre-charged slide that is ready to use, directly from the package. The product is intended to replace TriPath’s current uncoated slides and the Slide Coat reagent currently utilized in our GYN and Non-GYN kits.

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

In August 2004, we submitted new clinical data to the FDA in support of a supplemental filing to our PMAS for the PrepStain System to include approval of testing of cervical cells collected using the SurePath Test Pack for high-risk human papilloma virus (HPV) DNA with the Digene Corporation (Digene) hc2 High-Risk HPV DNA Testtm.  In the first quarter of 2005 we announced that we had withdrawn our pre-market approval supplement (PMAS) submission to the FDA to seek approval for expanded claims for the SurePath liquid-based Pap test to include an out-of-vial option for testing cervical cells collected using the SurePath Test Pack for the presence of high risk HPV DNA with the Digene hc2 High-Risk HPV DNA Testtm. We resubmitted this PMAS, using new and existing data and data analyses in the fourth quarter of 2005. There can be no assurance that our re-submission will receive the required regulatory approvals, when anticipated, if at all.

FocalPoint Imaging System

Our FocalPoint Imaging System is a computerized imaging system that applies proprietary technology to screen SurePath or conventionally prepared Pap smear slides by identifying those slides that have the highest likelihood of abnormality. The FocalPoint Slide Profiler was approved by the FDA for primary screening of conventional Pap smears in May 1998 and for SurePath slides in October 2001. The FocalPoint GS Imaging System, which combines the automated sorting and ranking capability of the currently approved FocalPoint Slide Profiler with FocalPoint GS location-guided screening of areas of interest, was introduced outside of the U.S. in the fourth quarter of 2000.

Our FocalPoint Slide Profiler is an automated primary screening device that combines computerized video microscopy and image interpretation to distinguish between normal and abnormal SurePath liquid based and conventionally prepared Pap test slides. The FocalPoint Slide Profiler is intended to sort and rank slides based on the likelihood of abnormality, distinguish slides that need further cytotechnologist review from those that require ’No Further Review’ (up to 25% least likely to be abnormal), and to identify slides in an enriched quality control population (a minimum of 15% of slides with a highest likelihood of being abnormal) for a directed quality control (QC) review. In addition, sorting, ranking, adequacy and other slide information provided by the FocalPoint Slide Profiler facilitates the manual microscopic review of slides designated for full microscopic review.

Our FocalPoint GS Imaging System (FocalPoint GS) combines the automated sorting and ranking capability of the FocalPoint Slide Profiler with a rapid screen of areas of interest, or Fields of View (FOV), on slides designated for review by the FocalPoint Slide Profiler. The FOV location coordinates and associated images are communicated via a network connection from the FocalPoint Slide Profiler to designated FocalPoint GS Review Stations that have been equipped with commercially available microscopes and computer-controlled automated stages for FOV review. FOV’s determined by the FocalPoint GS to demonstrate the highest likelihood of abnormality are presented for a focused microscopic review that allows the cytotechnologist to quickly analyze the slide for the presence of cellular abnormality. Abnormal findings thus identified can be confirmed by full microscopic review. If no abnormality is identified during this rapid cytologic assessment, no further review is required. In October 2004, we submitted clinical data to the FDA in support of a PMAS for the FocalPoint Slide Profiler to expand our claims to include approval of FocalPoint GS. In September 2005, we withdrew this PMAS having been notified by the FDA that the PMAS must be amended to include additional data. Based on subsequent feedback received from FDA, we expect to initiate collection of new data in support of a FocalPoint GS PMAS application in the first quarter of 2006 and we anticipate that we will complete the collection of new data in the first half of 2006 and submit our PMAS shortly thereafter. There can be no assurance that the FocalPoint GS system will receive the required regulatory approvals for sale in the United States, when anticipated, if at all. We currently market FocalPoint GS to certain markets outside the US.

Molecular Diagnostics Products

We expect to generate increasing revenues from the early commercialization of some of our molecular diagnostic products and molecular imaging systems in 2006 and believe that sales related to these developing products will significantly impact our growth in the future. The following table describes the stage of development of the product candidates in our molecular oncology pipeline and indicates what year we have released (marked by an asterisk) or expect to release the product in the indicated format. In the table, and elsewhere within this document, “RUO” means “Research Use Only”, “ASR” means “Analyte Specific Reagent”, “IUO” means “Investigational Use Only”, and “IVD” means “In Vitro Diagnostic”.

Our Developing Molecular Oncology Pipeline

		Release Date/
		Estimated
Application	Format	Target Date

Reagents
Microscopic Slide Based
Melanoma	ASR	2003	*
Cervical Cancer	RUO	2004	*
Breast Cancer	RUO	2004	*
ProEx C	ASR	2005	*
ProEx Br	ASR	2005	*
Cervical Cancer Staging	Assay Kit (Outside U.S.)	2005	*
SurePath Molecular Pap	IUO	2005	*
Breast Cancer Staging	IUO	2005	*
ProEx C	Class I IHC	2006
SurePath Molecular Pap	IVD Assay Kit (U.S.) in clinical trials	2007
Breast Cancer Staging	IVD Assay Kit (U.S.) in clinical trials	2007
Blood Based
Ovarian Cancer	RUO	2005	*
Breast Cancer	RUO	2007
Prostate Cancer	RUO	2008
Ovarian Cancer Screening	IVD Assay Kit	2008
Breast Cancer Screening	IVD Assay Kit	2009
Prostate Cancer Screening	IVD Assay Kit	2010
Reagent Enabling Products
SureDetect General Purpose Reagents	U.S. (included in Outside U.S. kit)	2005	*
SMS 3600 Automated Stainer	U.S. & Outside U.S.	2005	*
Imaging Platforms
Interactive Histology Imager	ER/PR 510(k)	2005	*
	HER-2/Neu 510(k)	2005	*
	Ki-67 510(k)	2006
	Additional ‘‘known” markers	2006
	Breast Staging IUO	2005	*
	Other Applications	2006

While the dates provided above represent our estimated target dates for certain products, there can be no assurance that these targets will be achieved by the dates targeted, or ever. Further, there can be no assurance that FDA approvals necessary to reach our target dates for IVD format products will be achieved when we expect, if at all, or that any foreign regulatory approvals necessary for any foreign releases will be achieved when we expect, if at all.

Microscopic Slide Based Reagents

Our ProEx C ASR incorporates molecular biomarkers that measure the over-expression of proteins whose over-expression is associated with aberrant S phase induction, an abnormal growth state associated with the development of cancer. Aberrant S phase induction has been associated with cancer of the cervix, esophagus, ovary, lung, and prostate. We are in the process of converting this ASR reagent to a Class I IHC product. Per FDA guidance documents, Class I IHC’s are in-vitro diagnostic devices that provide a pathologist with adjunctive diagnostic information and are used after the primary diagnosis is made. Class I IHC’s are subject to good manufacturing practice regulations, but are exempt from 510(k) pre-market notification. This Class I IHC labeling will enable us to provide additional instructions for use and assay performance information to our customers. However, there can be no assurance that we will be successful in obtaining the labeling that we desire.

Our ProEx Br ASRs incorporate molecular biomarkers that measure the over-expression of certain proteins that are believed to reflect increased activity in molecular pathways that are associated with the progression of cancer.

Our Cervical Staging Assay incorporates proprietary molecular biomarkers and reagents and is being developed to identify biopsy proven underlying pre-malignant cervical disease and cervical cancer in patients who have tested positive for high-risk human papilloma virus infection or for whom the results of cytologic screening with the SurePath liquid-based Pap test are equivocal or LSIL. We launched a cervical staging diagnostic kit outside the U.S. in 2005 having received the necessary international regulatory approvals. Concurrently, we released a detection kit for visualization of biomarkers on cytology slides, an automated cervical cytology slide-staining platform and a series of assay control reagents in 2005.

Our cervical screening assay, the SurePath Molecular Pap, incorporates proprietary molecular biomarkers and reagents and is being developed for primary screening for cervical cancer. The assay is being developed to test slides prepared using the SurePath liquid-based Pap test and to permit concurrent evaluation of morphologic features and measurement of the over-expression of molecular biomarkers that are associated with biopsy proven moderate to severe cervical disease and cancer. We initiated operational activities leading to clinical trials in 2005, with the trials having begun in early 2006, to collect data that could support an application for pre-market approval by the FDA. Given the relatively low prevalence of moderate to severe cervical disease and cervical cancer and the fact that the results obtained with our molecular biomarkers may dictate a need for additional follow-up of some clinical trial subjects over time, we believe that this clinical trial may require from 12 to 18 months to complete.

Our Breast Cancer Staging Assay incorporates proprietary molecular biomarkers and reagents and is being developed to predict the risk of disease recurrence and to aid in treatment selection in patients with early stage breast cancer. The assay is being developed for use with commercially available detection kits and staining platforms and to utilize our interactive histology imaging system (see below) to quantify biomarker over-expression in tissue samples collected at the time of initial diagnosis of breast cancer. We initiated trials in 2005 to collect data that could support an application to the FDA. We expect to submit these data to the FDA in the second half of 2006.

Over the past three years we have also released several RUO products, including microscopic slide based RUO reagents for staging of melanoma and cancer of the cervix and breast.

In data presented in 2004 from a study completed in 2003, investigators at Albany Medical College observed that the measurement of melastatintm expression using our melanoma assay provided independent prognostic information that may be useful in determining the risk of disease recurrence and metastasis in patients with primary thin melanoma lesions. There can be no assurance that the results of these research and in-house studies will demonstrate the results that are the same as or are similar to the results we may obtain in any future studies or clinical trials.

We released our RUO reagents for cervical and breast cancer staging in 2004. Investigators at the Massachusetts General Hospital, Johns Hopkins Hospital, and the University of Colorado have evaluated the analytical and clinical performance of our RUO reagents for cervical cancer staging. In late 2005, we reported results of an in-house retrospective research study which demonstrated that testing of cervical cytology specimens with RUO reagents incorporating our ProEx C biomarkers yielded a 93% (p<0.0001) improvement in sensitivity for detection of biopsy evidence of high grade cervical intraepithelial neoplasia (CIN2+) when compared to a high grade abnormal cytology classification of HSIL+. The results of this retrospective research study also demonstrated a 65% improvement in calculated Positive Predictive Value for detection of CIN2+ when compared to all atypical and abnormal cytology classifications combined, defined as ASCUS and higher (ASCUS+). In addition to this in-house study, six additional studies were presented at the November 2005 meeting of the American Society of

CytoPathology (ASC). Investigators from the Johns Hopkins Medical Institutions and the University of Colorado reported virtually no variability with regard to scoring and staining reproducibility when using a “home brew” version of the ProEx C ASR. These researchers further concluded that their “home brew” assays were unaffected by routine laboratory environment factors in these studies. In a separate study, investigators from Johns Hopkins Medical Institutions observed that testing with the ProEx C biomarkers may assist with the detection of cytologic abnormalities on microscopic examination.

Investigators at Albany Medical College reported in December 2005 that data from a research study conducted there using our ProEx Br biomarkers demonstrate a strong correlation between biomarker reactivity and the risk of disease recurrence within five years from initial diagnosis of early stage breast cancer.

There can be no assurance that the microscopic slide based reagents that we are developing will be ready to launch or receive required regulatory approvals when anticipated, if at all.

Blood-Based Reagents

We have initiated development of blood-based screening and monitoring assays for ovarian and breast cancer. As mentioned in the table above, we released our ovarian ELISA-formatted RUO reagents in 2005 and anticipate releasing our breast screening reagents in RUO formats during 2007 and prostate screening reagents in RUO formats in 2008. We also anticipate the release of other blood-based reagents after 2007 as discussed in the table above. Concurrent with the development of these reagents we are evaluating multiplex testing platforms that will allow for simultaneous testing of multiple markers from a small volume of blood.

Reagent Enabling Products

We released the SureDetect general purpose reagents in 2005. These are general purpose reagents that are intended for use with both manual and automated immunocytochemistry and immunohistochemistry staining procedures. We released the SMA 3600 molecular stainer in 2005 as well. It is an open and automated slide staining platform that is compatible with immunocytochemistry and immunohistochemistry reagent applications.

Molecular Imaging Systems

Our Interactive Histology Imaging System allows rapid, reliable and cost effective quantification of molecular biomarkers in histologic tissue sections. This product provides on-demand digital imaging, direct visualization of immuno-histochemistry (IHC) stained slides, and real-time quantitative analysis of tissue samples. Ventana Medical Systems, Inc. (Ventana) sells and distributes a Ventana-branded version of our interactive histology imaging system, the Ventana Image Analysis System (VIAS) under a five-year global supply agreement that we entered into in September of 2004. Ventana launched VIAS in the second quarter of 2005 after we received 510(k) clearance from the FDA for processing Ventana estrogen and progesterone receptor assays on the system. In the third quarter of 2005, we received clearance of a 510(K) notification from the FDA for the VIAS when used with tissues stained for HER-2/neu. Ventana also revised their product labeling and received FDA clearance for processing their HER-2/neu reagents on VIAS during the third quarter of 2005. In the fourth quarter of 2005 we submitted a 510(k) notification requesting clearance for processing of Ventana’s Ki67 reagent on the VIAS platform. We anticipate filing additional 510(k) notifications for processing of other Ventana assays in 2006 and beyond. There can be no assurance that we will obtain the desired, future FDA clearances when anticipated, if at all, nor that Ventana will prioritize the marketing of VIAS.

The Cancer Market

Cancer is a chronic and complex disease characterized by uncontrolled growth and spread of abnormal cells. According to the World Health Organization (WHO), the worldwide incidence of cancer in the year 2002 exceeded 10.5 million cases, excluding basal and squamous cell cancers of the skin. The WHO further estimates that approximately 6.72 million deaths worldwide were attributable to cancer in 2002. In the United States, the American Cancer Society (ACS) estimates that roughly 1.4 million cases of non-skin cancers will be diagnosed in 2006, roughly half of which will occur in women. In the United States, women have about a 1-in-3 lifetime risk of developing invasive cancer. It is estimated that in 2006 approximately 680,000 women will be newly diagnosed with cancer and an estimated 274,000 women will succumb to the disease. It is anticipated that melanoma and cancers of the breast, cervix, and ovary will account for approximately 40% of all new cancers diagnosed in women in 2006.

Women’s Cancers
2006 Cancer Estimates (U.S.)

	Estimated 2006 Incidence	Estimated 2006 Mortality

All Cancers	679,510	273,560
TriPath Imaging Targeted Cancers:
Breast	212,920	40,970
Ovarian	20,180	15,310
Malignant Melanoma	27,930	2,890
Cervical	9,710	3,700

Source:	American Cancer Society, Facts & Figures, 2006

Treatments for cancer are expensive and often ineffective. Current treatments for cancer include surgery, radiation, chemotherapy and targeted therapeutics. Surgery is limited in its effectiveness because it treats the tumor at a specific site and may not remove all the cancer cells, particularly if the cancer has spread. Radiation and chemotherapy can treat the cancer at multiple sites but can cause serious adverse side effects because they destroy healthy cells and tissues as well as cancer cells. The ACS projects that in 2006 over 273,000 women will die of cancer-related illness. Detecting cancer at the earliest possible stage of disease is critical to patient survival and outcome as reflected in the following five-year relative survival rates for the period 1995-2001:

Five Year Disease — Free Survival
by Stage at Diagnosis

TriPath Imaging Targeted Cancers:	Localized Disease (%)	Regional Spread (%)	Distant Metastases (%)

Breast	98	80	26
Ovarian	94	69	29
Malignant Melanoma	98	60	16
Cervical	92	53	17

Source:	American Cancer Society, Facts & Figures, 2006

Development and utilization of modalities for routine cancer screening is critical to early detection. According to the ACS, whereas the five-year relative survival rate for all cancers is approximately 64%, the relative survival rate for currently screened cancers (i.e. including cancers of the cervix, breast, rectum and skin) is approximately 84%. The ACS estimates that the relative survival rates of these screened cancers could be further increased to 95% if all Americans were regularly screened for these cancers. The National Institutes of Health estimates the overall costs for cancer-related illness in the U.S. was $209.9 billion for 2005.

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

Cervical Cancer

Cancer of the uterine cervix, or cervical cancer, is second only to breast cancer as the most common form of malignancy in both incidence and mortality in women worldwide. According to the WHO the worldwide incidence of cervical cancer in 2002 was 493,243 with a mortality rate of 273,505. In parts of the developing world, cervical cancer is the major cause of death in women of reproductive age. The ACS estimates that in 2006 approximately 9,710 cases of invasive cervical cancer will be diagnosed in the U.S. with an estimated 3,700 deaths.

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

Screening for Cervical Cancer

Based on the concept that the physical appearance (or morphology) of cells that have been scraped from the surface of the uterine cervix may correlate with and, therefore, signify the presence of cancer or its precursors in underlying cervical tissue, the Pap smear has been employed worldwide as a primary screen for cervical cancer and its precursors since the late 1940’s. It is the most widely used and most successful of all screening tests for cancer having contributed to a greater than 70% decrease in deaths resulting from cervical cancer in the U.S. since it was first introduced. It is estimated that clinical laboratories in the United States perform over 50 million Pap tests, including liquid based Pap tests, annually and we believe that the annual test volume outside of the United States is in excess of 80 million.

The Pap smear, as first developed by Dr. George N. Papanicolaou in the 1940s, remained essentially unchanged until the introduction of liquid based Pap tests, such as our SurePath liquid based Pap test, in the 1990s. The liquid based Pap test was developed to remedy several practical limitations of the conventional Pap smear, including those related to specimen collection and slide interpretation. The use of a liquid medium to transport cervical cells may facilitate the specimen collection process by reducing the time taken to prepare the specimen for transport, by eliminating air drying and other collection related artifacts that distort cell architecture, by providing a readily accessible medium and adequate shelf life to allow for repeat testing from the original sample, by providing a readily accessible medium for potential adjunctive testing for infectious, genetic or other diseases and, in the case of our SurePath liquid based Pap test, by providing a standardized technique for specimen collection that ensures that all cells collected are transported to the laboratory. The thin layer slides prepared using liquid based Pap tests eliminate the depth of focus issues that may complicate the interpretation of the relatively thick conventional Pap smear and are relatively devoid of blood, mucus, or inflammatory material that may obscure significant cytologic pathology. In the case of our SurePath liquid-based Pap test, the combination of these collection and slide preparation features contributes to a statistically significant reduction in the number of unsatisfactory cases when compared to the conventional Pap smear.

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

Human Papillomavirus

Since the mid-1970’s, Human Papillomavirus, or HPV, has been recognized as a sexually transmitted infection that is associated with the development of genital tract neoplasia. Of the approximately 70 types of HPV viruses recognized to date, more than 20 have been associated with lesions in the female anogenital tract. The so-called low risk types (i.e. 6, 11, 42, 43 and 44) are mainly associated with benign lesions such as condylomas, which rarely progress to malignancy. The so-called high-risk types (i.e., 16,18,31,33,35,39,45,51,52,56 and 58) are detected in cancer of the cervix.

While it has been documented that nearly all cervical cancers (99.7%) are directly linked to previous infection with one or more of the high-risk types of HPV (Judson 1992; Walboomers et. al. 1999), infection with HPV, even a high-risk type, in and of itself is not diagnostic of cervical cancer or its precursors. Most HPV infections are transient and are not associated with the development of cervical cancer or its precursors. Given the biology of the infection and its association with cervical neoplasia, if one were to test for high-risk HPV (even with a test that is 100% sensitive and specific for high-risk HPV) one would expect that the negative predictive value for testing for high-risk HPV, that is the likelihood that a negative test for high-risk HPV is associated with absence of CIN 2 or more severe cervical disease, would approach almost 100%. However, one would also expect that the positive predictive value of a test for high-risk HPV, that is the likelihood that a positive test for high-risk HPV is associated with the presence of CIN 2 or more severe lesions, would range from 10 to 25% depending on the age of the population tested. A negative HPV test effectively rules out the presence of CIN 2 or more severe cervical disease, whereas, a positive HPV test indicates the presence of a risk factor that may or may not lead to the future development of CIN 2 or more severe cervical disease.

Over the past few years, testing for infection with high-risk types of HPV has gained clinical acceptance in the U.S. in certain clinical situations. The 2001 Consensus Guidelines sponsored by the American Society for Colposcopy and Cervical Pathology (ASCCP) recommend testing for HPV to assist in the management of women with ASCUS-US Pap test results. These guidelines are supported by a number of studies including the NCI-sponsored ASCUS/LSIL Triage Study for Cervical Cancer (ALTS) trial that demonstrated that HPV testing within the ASC-US patient population was an effective method of triaging these patients for subsequent referral to colposcopy because of the extremely low likelihood of finding cancer or its precursors in the absence of infection with high-risk HPV. The Guidelines recommend that patients with ASC-US who test negative for high-risk HPV should be managed by follow-up Pap smear and HPV testing and that patients with ASC-US who test positive for high-risk HPV should be immediately referred for colposcopy and possible biopsy. In the ALTS trial, the positive predictive value (PPV) of HPV testing within the ASC-US patient population, however, was shown to be only 17%.

In March 2003, the FDA approved a submission by Digene Corporation to include HPV as an adjunct to the Pap smear for primary screening for cervical cancer in women age 30 and older. The rationale for this approach is predicated on the extremely low likelihood of finding cancer or its precursors in the absence of high-risk HPV infection when the Pap smear is normal. In fact, the negative predictive value of the two tests in combination is greater than 99%. However, the lack of specificity and relatively low positive predictive value of HPV may again be problematic. For example, approximately 2% to 6% of women with normal Pap smears yield positive tests for high-risk HPV. The management of such patients is as yet unclear. Furthermore, although approximately 56% of patients with ASC-US and 85% of patients with LSIL test positive for high-risk HPV, the rate of detection of CIN 2 or more severe lesions on biopsy in these populations is only 10% and 20% respectively.

Two major pharmaceutical companies are currently developing experimental vaccines designed to protect against several of the oncogenic and non-oncogenic strains of HPV. These vaccines target particular variants of HPV that are linked to cervical cancer, and both vaccines have shown significant efficacy in trials.

Experts have noted significant potential medical limitations to these vaccines, if approved: (i) they offer no protection against types of HPV not targeted by the vaccines; (ii) it is unknown whether boosters will be necessary nor whether the “selective pressure” of potential eradication of the HPV will lead to the predominance of other oncogenic strains of HPV that are currently less common; and (iii) these vaccines do not prevent HPV infections from progressing to cancer if the infections are already present at the time of vaccination. There also may be social and economic hurdles to introducing HPV vaccines on a large scale.

Breast Cancer

With an estimated incidence of over one million new cases per year, cancer of the breast is the most common women’s cancer in the world, accounting for 22% of all new cases diagnosed. On a worldwide basis, breast cancer is the leading cause of cancer mortality in women, representing an estimated 14% of all cancer-related deaths in females.

The ACS estimates that in 2006, approximately 212,920 new cases of invasive breast cancer will be diagnosed among women in the United States, with an estimated 40,970 women dying of the disease. Breast cancer incidence increases with age, and although significant progress has been made in identifying women considered to be at high risk of developing the disease, more than 50% of breast cancer occurs sporadically in women with no known risk factors. According to the NCI, the overall five-year survival rate for women diagnosed with breast cancer is 86%. Early detection is paramount as the relative survival rates vary significantly among localized disease (98%), regional spread (80%) and distant metastases (26%).

Breast Cancer Screening

Breast cancer screening is currently defined as a combination of patient self-exam, clinical breast exam and mammography. These methods are complementary and are not used as stand-alone techniques. Film imaging mammography is the current gold standard for breast cancer screening and currently represents the most effective means of early detection of breast cancer with a sensitivity ranging from 54.0% to 94.0% and a specificity ranging from 83.0% to 98.5%. More specifically, studies show that mammography sensitivity ranges from 54.0% to 58.0% in women under age 40 and from 81.0% to 94.0% in women over 65. The primary purpose of mammography screening is the detection of an abnormality. Numerous studies have shown that early detection saves lives and provides more treatment options. For this reason, annual screening by mammography is recommended for women over age 40 in the U.S. and many foreign countries.

According to data from the 2000 Behavioral Risk Factor Surveillance System (BRFSS), the percentage of U.S. women aged 40 and older who had a recent mammogram was 62.6%. Of the 32.5 million screening mammograms currently performed in the U.S., approximately four million indicate some form of abnormality requiring further follow-up. Once an abnormality is detected on initial screening, the need for a very sensitive and specific assay to detect early breast cancer becomes critical. Although follow-up diagnostic imaging and ultrasound may provide greater image clarity, neither is able to distinguish between a benign condition and a malignancy. Of the estimated 1.2 million breast biopsies performed in the U.S., roughly 80% yield no form of malignancy resulting in an estimated cost of $3.3 billion related to unnecessary biopsies. (HCA Cancer Care, November 2002. Informational Guide to Breast Cancer).

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

Once the breast cancer is staged, treatment decisions are typically made by an oncologist in consultation with the patient and will take into consideration the patient’s age and preferences, as well as the risks and benefits associated with each treatment protocol. Nearly all women with breast cancer have some form of surgery combined with other treatments such as radiotherapy, chemotherapy, hormone therapy and/or monoclonal antibody therapy. Prognostic tests for the determination of estrogen receptor (ER), progesterone receptor (PR) and her2/neu status have become standard of care for selecting subsets of patients most likely to benefit from certain hormone and monoclonal antibody therapies.

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

Ovarian Cancer

Ovarian cancer is only the seventh most common cancer in women, but it is among the most deadly. In 2002, 204,499 new cases were diagnosed and 124,860 deaths were reported worldwide (WHO). In 2005, the American Cancer Society (ACS) reported 22,220 new ovarian cancer cases in the U.S. and 16,210 deaths from the disease. The five-year relative survival rate for all women diagnosed with ovarian cancer is 53%; however, survival rates vary by stage of disease. For example, the ACS reports an estimated 94% five-year survival rate for localized ovarian cancer, but only 69% if the cancer has spread regionally, and only 29% for women with distant metastases.

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

Ovarian Cancer Screening

The effectiveness of routine screening of asymptomatic women using pelvic examination, abdominal or vaginal ultrasound or serum carcinoembryonic antigen (CEA-125) has not been established. The ACS recommends annual pelvic examinations for women starting at age 18 or at the onset of sexual activity. In 1994, a National Institutes of Health Consensus Conference on Ovarian Cancer concluded that there is no evidence that screening with currently available modalities, including CA-125 and/or transvaginal ultrasound can be used effectively to decrease ovarian cancer mortality or morbidity.

Currently, screening for ovarian cancer typically occurs in one of the following settings:

•	Women considered at high risk for developing ovarian cancer.

The ACS states that women who are at high risk of epithelial ovarian cancer, such as those with a very strong family history of the disease, may be screened annually using pelvic examination, transvaginal ultrasound and/or CA-125.

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

Malignant Melanoma

Although melanoma accounts for only a fraction of all skin cancers diagnosed, it is by far the most serious. Unlike the more common and curable basal cell and squamous cell skin cancers, melanoma accounts for roughly 75% of all skin cancer-related deaths. In 2002, the WHO estimated that 81,134 cases of melanoma were diagnosed in women and 18,829 female deaths were attributable to this deadly disease. The ACS estimated that in 2005, 26,000 women in the U.S. would be diagnosed with melanoma and 2,860 are expected to die of the disease.

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

In addition to the standard treatment for malignant melanoma, which includes adequate excision of the primary tumor and may require removal of surrounding lymph nodes, advanced cases are treated with chemotherapy or immunotherapy. Although a number of markers have been studied to determine their utility in predicting which patients with early stage disease have biologically aggressive disease and, therefore should be treated more aggressively, determination of Melastatin mRNA expression levels appears to be a promising approach for the prognostic assessment of thin melanoma lesions.

Marketing and Sales

Marketing Strategy

Our marketing strategy is focused on providing solutions that address the unmet needs of our three broad market stakeholders: clinical laboratories, clinicians, and third-party payors. We increased our marketing efforts during the first half of 2004 by directing resources toward various marketing-related initiatives designed to promote brand identification and awareness within the target segments to increase market acceptance of our products and services. We have expanded our presence in the marketplace through increased advertising and promotion, company-sponsored symposia, trade shows, and direct selling activities. In September 2004, we initiated an expansion of the sales force to leverage the opportunity created by our growing relationship with the large commercial laboratories (see below) and to meet the challenge associated with expanding our cervical cytology business in this heavily contested market segment while maintaining and growing our business within our traditional customer base.

Clinician/OB-GYN

Over the past several years we have expanded our clinician educational programs to better focus on this large segment. We also conducted a number of clinician-related activities including the establishment of a Clinical Advisory Board and numerous expert panels as forums to discuss and receive feedback on unmet medical needs, standards of care, market trends, product concept review and use, and clinical trials strategies. Finally, we cultivated and developed relationships with leading clinicians to identify current and future potential product areas with the goal of expanding peer-to-peer selling and influence.

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

Cervical Cytology Product Line

We currently market our cervical cytology products as part of an integrated system. Our SurePath, PrepStain and FocalPoint systems, together, provide an integrated solution for sample preparation, processing, staining and computerized analysis of liquid based thin-layer slide preparations. We began limited international commercial sales of our PrepStain system in 1993 and commenced commercialization in the United States following FDA approval in 1999. We began placements of AutoPap QC systems, a predecessor to the current FocalPoint and FocalPoint GS systems, in 1995 and of the FocalPoint primary screening system in 1998. FocalPoint is the only fully automated Pap smear screening device to receive regulatory approval for marketing in the United States for both thin-layer and conventional Pap smear slide preparations.

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

Large commercial laboratories.  Pap testing has become a concentrated market in the United States. We believe that approximately 50% of cervical cancer test volume is concentrated among a relatively small number of large laboratories. We believe the PrepStain’s high throughput and cost-effectiveness and FocalPoint’s ability to show improved productivity over manual practice will enable us to market PrepStain and FocalPoint successfully to this concentrated market segment. Moreover, the pressures associated with rising health care costs, rising litigation costs, and the limited supply of qualified cytotechnologists should further facilitate adoption of PrepStain and FocalPoint by the large laboratory market. We believe that the large clinical laboratories continue to offer a significant opportunity for our growth in 2006 as we have entered into agreements and have established growing relationships with the three largest commercial laboratories in the U.S.

In the first quarter of 2003, we entered into an agreement with Quest Diagnostics Incorporated (Quest Diagnostics or Quest) to introduce our cervical cancer screening products in select locations. Quest Diagnostics completed an evaluation process of these products in late 2003. Early in the second quarter of 2004, on the strength of the outcome of this evaluation, we entered into a new multi-year agreement with Quest Diagnostics. Under this agreement, Quest Diagnostics is adopting the SurePath liquid-based Pap test and the PrepStain system and is evaluating the FocalPoint Slide Profiler. During the term of the agreement, we will work together with Quest Diagnostics to expand the use of our products by educating physicians about the benefits of our technology. We also renewed a multi-year agreement with Laboratory Corporation of America in the latter half of 2003 and entered into a new multi-year agreement with LabOne in mid-year 2004. LabOne was subsequently acquired by Quest Diagnostics. LabOne has since fallen under the provisions of the agreement we have with Quest Diagnostics.

In September of 2004, we initiated an expansion of our sales and marketing activities in the U.S., to leverage our growing relationship with the large commercial laboratories and to meet the challenge of expanding our cervical cytology business in this highly competitive segment while growing and maintaining our business within our traditional customer base. We have reorganized our sales management to ensure accountability and support for a larger field sales organization and to ensure broad geographic coverage. We completed expansion of our sales management team in the fourth quarter of 2004 and continued the expansion of our field sales organization over 2005. In addition, we expect to make increased investments in marketing and sales related activities in support of our current cytology products worldwide as well as to begin to prepare the market for the future introduction of our molecular oncology products. There can be no assurance that our agreement with Quest, or other large laboratory customers, will continue to generate significant revenue.

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

Molecular Diagnostic Products

The marketing strategy for the molecular diagnostic products we are developing is predicated on several key principles. First, our marker discovery programs are all driven by clinical specifications developed from an ongoing analysis of the current standards of care for cancer of the cervix, breast, ovary and prostate. From these analyses, we have identified areas of clinical need and, therefore, market opportunity. Second, our product development strategy comprehends minimal disruption of laboratory workflow and current practice. We are designing our products to change the clinical practice of medicine, not the laboratory practice of medicine. Third, we employ a strategy for commercialization that includes stacking clinical claims in which we will initially target defined clinical problems in defined patient populations to create specific and clearly defined clinical outcomes. Our strategy comprehends the fact that the commercial opportunity associated with our products will depend on the extent to which they impact decisions made and actions taken in the course of the early detection and clinical management of cancer, and that the value generated by these products and the attendant level of reimbursement derived from third-party payors will reflect the extent to which the products positively impact patient outcome, both clinical and economic. Fourth, we employ a strategy for early commercialization that includes initial introduction of ASRs to be used in laboratory-developed assays. Fifth, we intend to leverage the recognition, relationships, and infrastructure developed to market and sell our cervical cytology product line to commercialize our molecular diagnostic products. In effect, we expect the infrastructure we have developed for our cervical cytology product line to serve as a conduit for our molecular diagnostic products.

In September 2004, we entered into a five-year global supply agreement with Ventana under which Ventana obtained exclusive rights to sell and distribute worldwide a Ventana-branded version of our interactive histology imaging system that we are developing to be optimized for both Ventana and TriPath Imaging assays. The interactive histology imaging system was developed to offer anatomic pathology laboratories a cost-effective solution utilizing on-demand digital imaging, direct visualization of IHC stained slides, and real-time quantitative analysis of tissue samples. We believe that in addition to non-recurring revenue already recorded, the agreement provides the potential for capital equipment and fee-per-use revenues in 2006 and beyond. We submitted a 510(k) notification and received marketing clearance from the U.S. Food and Drug Administration (FDA) for processing Ventana estrogen and progesterone receptors and HER-2/neu assays on the system. We submitted a 510(k) notification for processing Ventana’s Ki67 assay in the fourth quarter of 2005 and anticipate filing additional 510(k) submissions in 2006.

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

For system rentals, systems are placed at the customer’s site free of charge and the customer is obligated either to purchase reagent kits for a fixed term, or are charged fees based on monthly minimum or actual usage. Under these transactions, revenue recognition occurs at the time of shipment of the reagent kits or on a monthly basis based on the actual or minimum usage. There is no capital equipment revenue recognized under these transactions. However, we retain ownership of systems placed under these various rental agreements.

We also offer leasing alternatives. Under these transactions, we may, or may not, recognize revenue on system hardware depending on the particular details of the lease. We respond to customer needs by offering both capital and operating lease alternatives. Under the capital lease alternative, revenue is recognized initially as an instrument sale with part of the lease payments being allocated to interest income, and service revenues, if applicable, over the lease term. Under operating leases, we do not recognize any revenue related to the instrument sale, but recognize revenue as rental income over the lease term. We retain ownership of systems placed under operating leases.

We also generate revenue from the sale and rental of our SlideWizard line of products and from service contracts on these products. For system sales, customers purchase the products through distributors in countries where such relationships exist. Where distributor arrangements do not exist, we sell these products directly to the customer.

Molecular Diagnostic Reagents and Imaging Systems

We introduced some of our molecular diagnostic reagents and imaging systems in 2005 (see “Molecular Diagnostic Products” under “Our Products” above). We introduced our ProEx C and ProEx Br ASRs (see Government Regulation) to early adopters among academic centers, hospital laboratories, and independent clinical laboratories in the U.S. through our existing laboratory sales organization. It is the responsibility of the laboratory that purchases the ASR to develop an in-house assay, validate assay performance, and promote the assay. We also introduced our cervical and breast staging assays outside the U.S. during 2005. Our interactive histology imaging system was launched by Ventana pursuant to our five-year global supply agreement under which Ventana obtained exclusive rights to sell and distribute worldwide a Ventana-branded version of the system. We believe the agreement provides the potential for capital equipment and fee-per-use revenues in 2006 and beyond.

Marketing and Sales Organizations

We employ more than 150 full-time marketing and sales personnel worldwide to market, sell and provide post-sale support of our products, in addition to leveraging distributor networks in our markets outside the U.S., with the exception of Canada, where we sell through our own sales and marketing organization. We have begun selling into certain non-Canadian international markets directly to end-user customers, but our predominant mode of selling internationally is still through distributors. In addition to expanding our existing cervical cytology business our intention is to leverage our sales and marketing capabilities, our strong relationships with key influential leaders in the anatomic pathology laboratory and clinician segments, and our customer base among the academic institutions to accelerate the adoption of molecular-based reagents for laboratory developed assays in 2006 and beyond.

In the U.S., we have expanded our efforts to market our cervical cancer screening products through a direct sales organization focused both on the physician, primarily OB-GYN and primary care physicians, and laboratory market segments to optimize awareness and market penetration of our products. In September 2004, we initiated an expansion of our sales and marketing activities in the U.S., targeted primarily toward our pursuit of additional business under our agreements with large commercial laboratories. We believe our sales management is structured to ensure accountability and support for a larger field sales organization and to ensure broad geographic coverage. We completed expansion of our sales management team in the fourth quarter of 2004 and completed the expansion of our field sales organization during 2005, and we hired a new Vice President, Marketing in late 2005. We also employ field-based reimbursement specialists who call on U.S. managed care organizations and other third-party payors to achieve maximum reimbursement levels and to further stimulate demand for our products. Where, and if, appropriate, we also seek co-marketing agreements with major clinical laboratories to leverage their sales capabilities and more effectively market our products directly to health care providers.

Outside the U.S., with the exception of Canada where we sell to and service customers through our own sales and service organization, we market and sell our products primarily through a distribution network. To support these efforts, we employ 12 full-time personnel, consisting of a sales director, and a sales, marketing and service staff located in Europe. We anticipate expanding our international sales and service team in 2006 to meet the requirements of our growing international business. Our international distribution network is comprised of both large distribution organizations with products focused on the clinical diagnostic market and smaller organizations with products focused specifically on the anatomic pathology market.

We participated in a product evaluation in the U.K. related to liquid-based cytology testing for cervical cancer. In October 2003 the National Institute for Clinical Excellence (“NICE,” or the “Committee”) in the U.K. issued guidance that recommends the adoption of liquid-based cytology for cervical cancer screening. The formal guidance recommends that liquid-based cytology be used as the primary means of processing cervical cancer screening samples in England and Wales. We have been awarded contracts for cumulative commitments of over 36% of the market in the U.K., 39% in England and Wales to supply our SurePath liquid-based Pap test. The

United Kingdom National Health Service, which plans to convert completely to liquid-based cytology, represents growth potential for our products. We are currently participating in a U.K. evaluation of screening of liquid based slides using the FocalPoint GS Imaging system.

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

The consumable items used with PrepStain are purchased from a variety of third-party vendors, some of which are sole-source suppliers. In December 2004 we completed a multi-year, exclusive contract with a European supplier of manufactured instrument components that are incorporated into our PrepStain product line. Those instrument components are now purchased from a U.S. subsidiary of that European supplier. We have successfully supplied PrepStain market requirements utilizing this U.S. subsidiary during 2005. Service parts may continue to be purchased from the European supplier. Pricing for components is fixed, but is subject to adjustment based upon changes in raw material costs. We believe that our supplier has sufficient capacity to meet our present and future requirements for these components. We believe our supplier will allow us to ensure an uninterrupted supply of PrepStain component parts.

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

Molecular Diagnostics Reagents

In 2004, we began in-house manufacturing of molecular diagnostic reagents that were developed for commercialization at our TriPath Oncology facility. Our molecular diagnostic manufacturing is performed in a dedicated suite built at our Burlington, North Carolina facility. Molecular reagent products consist of monoclonal antibodies grown and purified in house, diluted, filled, labeled and packaged for their commercial release which began in 2005. We believe we have sufficient manufacturing expertise and capacity to meet anticipated near-term customer demand for our molecular diagnostic product line.

Imaging Systems

In 2004, we began manufacturing our new Interactive Histology Imaging System in Burlington, North Carolina, in support of our exclusive sales and distribution agreement with Ventana. Our Interactive Histology Imaging System, VIAS, consists primarily of off-the-shelf components and proprietary software. The components are supplied by a variety of vendors, some of which are sole-source suppliers. We also began manufacture of our Molecular Cytology Imaging System in our Burlington, North Carolina facility in 2005. We believe we have sufficient capacity to meet anticipated customer demand for our molecular imaging product line.

We also manufacture a limited number of our GS Review Stations and integrate them into the FocalPoint GS for international sales at our Redmond, Washington facility. Our GS Review Stations consist primarily of off-the-shelf components and proprietary software. The components are supplied by a variety of vendors, some of which are sole-source suppliers. We have been integrating and selling SlideWizard products since 1993. We believe we have sufficient capacity to meet anticipated near-term customer demand for our SlideWizard product line.

Lean Manufacturing Strategy

Since 2002 we have applied the principles of Lean Manufacturing in our organization. Our Lean Manufacturing strategy incorporates process improvement methodologies to eliminate non-value adding activities within the operations area to reduce costs, improve quality and product delivery. The Lean Manufacturing process improvement strategy includes tools such as Value Stream Mapping, One-Piece Flow, Kanban Materials Management and Kaizen implementation methodology. During 2005, value stream driven Kaizen events continued, at a rate of at least one per month. We believe these efforts continuously serve to remove waste and inefficiencies from our manufacturing processes, resulting in lower costs, improved quality and delivery to our customers.

Our Suppliers

Several components of our products are supplied by sole-source vendors. Subject to any of our exclusive contractual arrangements, we may seek to establish relationships with additional suppliers for components of our products. If any of our current or future sole-source suppliers are unable to provide an adequate and constant supply of components, we will need to modify any components provided by additional or replacement suppliers for use in our products. We may be unable to quickly establish additional or replacement sources of supply for several of these components. The incorporation of new components or replacement components from alternative suppliers into our products may require us to submit PMA supplements to, and obtain further regulatory approvals from, the FDA before marketing the products with the new or replacement components. There can be no assurance that we will be able to obtain the necessary approvals.

Manufacturing Standards

Our manufacturing process is subject to extensive regulation by the FDA, including the FDA’s Quality System Regulation (QSR, including Good Manufacturing Practice, or GMP) requirements. As part of the FDA regulatory process, we face periodic FDA inspections and other periodic inspections by U.S. and foreign regulatory agencies. (See “Governmental Regulation.”) Both our Burlington, North Carolina and Redmond, Washington facilities are subject to periodic FDA inspections. Failure to comply with the FDA’s QSR requirements in the future would materially impair our ability to achieve or maintain commercial-scale production. In addition, if we are unable to maintain full-scale production capability, acceptance by the market of PrepStain, SurePath and FocalPoint would be impaired, which in turn would have a material adverse effect on our business.

In addition to QSR requirements, we are required to meet requirements relating to ISO 13485 certification, and Canadian and European regulatory requirements. A European “CE” certification is required to successfully sell PrepStain and FocalPoint in the European Economic Area (EEA, the 25 European Union member states, plus Norway, Iceland and Liechtenstein) according to certain European Community (EC) directives. The OEM supplier of the PrepStain instrument components has ISO 13485 certification and has obtained CE certification for the main PrepStain component. In December 2003, we met the essential requirements of the European In Vitro Diagnostic Medical Devices Directive (IVDD), which allowed us to add the CE Mark to our cytology products, and we have applied the CE mark to the entire PrepStain and FocalPoint systems.

We obtained ISO 13485:1996 certification at our Burlington, North Carolina facility in 1999. We obtained ISO 13485 certification at our Redmond facility in July 2003. Compliance audits have been routinely conducted at both our Burlington, North Carolina and Redmond, Washington facilities by certified ISO auditors, most recently in

December 2005 in Burlington and August 2005 in Redmond. During the December 2005 ISO audit in Burlington, the facility successfully upgraded the certificate to ISO 13485:2003. We have no outstanding deficiencies related to these compliance audits. In addition, the Burlington and Redmond manufacturing facilities successfully underwent ISO certification audits in order to comply with Canadian requirements, which became effective on January 1, 2003. Under the Canadian requirements, third-party certification of compliance with ISO 13485 or 13488 and Regulation SOR/980282, as amended, is required and was obtained.

Research and Development (dollar amounts in thousands)

Our research and development programs are currently focused on three major goals:

•	development of molecular diagnostic products for malignant melanoma and cancer of the cervix, breast, ovary, and prostate,

•	continued improvement of the FocalPoint Imaging System, PrepStain System and reagents and disposables,

•	development of molecular imaging systems.

As of December 31, 2005, we had approximately 70 employees engaged in research and development activities. Our expenditures for research and development were $12,352, $11,280 and $8,861 for the years ended December 31, 2005, 2004 and 2003, respectively. See additional discussion in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Development of Molecular Diagnostic Products

On July 31, 2001 we entered into a series of agreements with Becton, Dickinson and Company (BD) to develop and commercialize molecular diagnostic products for melanoma and cancer of the cervix, breast, ovary and prostate using genomic and proteomic markers identified at Millennium Pharmaceuticals, Inc. (Millennium). The products we are developing incorporate genomic and proteomic markers that were identified through discovery research conducted at Millennium under its research and development agreement with BD as well as other markers that have been or may be identified independently of that agreement. In January 2004, the molecular marker discovery process and transfer of all markers from Millennium was completed. We have used, and intend to use, these markers and related intellectual property to develop and commercialize tests and other products for these cancers. We will share commercial responsibilities with BD for any products that we have developed and will ultimately develop utilizing the markers developed pursuant to our research and development agreement with BD.

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

3) We believe that, if properly selected, a finite number of molecular biomarkers will yield molecular profiles, or signatures, that are correlative with clinical phenotype and patient outcome, thereby, limiting the complexity of testing technology and information management that is required by the performing laboratory. With the exception of our RUO reagents for melanoma, we expect our molecular products to incorporate up to ten molecular biomarkers per assay.

4) Our assay technologies are being developed in commercially accepted formats to facilitate rapid laboratory adoption. For our slide-based assays, we have chosen a standard IHC or immunocytochemistry (ICC) format with standard colorometric bright field detection to facilitate the quantification of molecular markers (proteins) within the context of cellular morphology. For our blood-based screening assays, we have chosen an immunoassay format that is capable of detecting and quantifying multiple secreted proteins in blood. This approach requires us to generate monoclonal antibodies targeted to each unique protein that we wish to quantify. We do this by first translating the unique gene sequences identified by Millennium under its research and development agreement with BD, as well as other sequences that have been or may be identified independently of that agreement, into proteins using a number of protein expression systems and then develop monoclonal antibodies specific to each protein through standard hybridoma technology. After each monoclonal antibody marker is independently validated using clinical samples with known patient outcome, a marker panel will be assembled to achieve the desired assay sensitivity and specificity.

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

Over the past three years we have released several of our molecular diagnostic reagents in a RUO format to facilitate external research studies by independent investigators. We released RUO reagents for cervical and breast cancer staging in 2004 and for ovarian cancer in 2005. Investigators at the Massachusetts General Hospital, Johns Hopkins Hospital, and the University of Colorado have evaluated the analytical and clinical performance of our RUO reagents for cervical cancer staging. Investigators at Albany Medical College have evaluated the clinical performance of our RUO reagents for breast cancer staging.

In late 2005, we reported results of an in-house retrospective research study which demonstrated that testing of cervical cytology specimens with RUO reagents incorporating our ProEx C biomarkers yielded a 93% (p<0.0001) improvement in sensitivity for detection of biopsy evidence of high grade cervical intraepithelial neoplasia (CIN2+) when compared to a high grade abnormal cytology classification of HSIL+. The results of this retrospective research study also demonstrated a 65% improvement in calculated Positive Predictive Value for detection of CIN2+ when compared to all atypical and abnormal cytology classifications combined, defined as ASCUS and higher (ASCUS+). In addition to this in-house study, six additional studies were presented at the November 2005 meeting of the American Society of CytoPathology (ASC). Investigators from the Johns Hopkins Medical Institutions and the University of Colorado reported virtually no variability with regard to scoring and staining reproducibility when using a “home brew” version of the ProEx C ASR. These researchers further concluded that their “home brew” assays were unaffected by routine laboratory environment factors in these studies. In a separate study, investigators from Johns Hopkins Medical Institutions observed that testing with the ProEx C biomarkers may assist with the detection of cytologic abnormalities on microscopic examination.

Investigators at Albany Medical College reported in December 2005 that data from a research study conducted there using our ProEx Br biomarkers demonstrate a strong correlation between biomarker reactivity and the risk of disease recurrence within five years from initial diagnosis of early stage breast cancer. This research study included 217 archived breast tissue specimens from a retrospective cohort of patients with early stage breast cancer who had been followed for a minimum of five years following initial diagnosis. The research study included quantitative image analysis of the ProEx Br biomarkers utilizing an early version of the VIAS. In this retrospective study of archived breast tissue samples from patients with early stage breast cancer, researchers from Albany Medical College reported that the rate of breast cancer recurrence within five years of initial diagnosis was approximately 30% when archived breast tissue tested negative for all ProEx Br biomarkers and approximately 40% when positive for one or fewer ProEx Br biomarkers. When the archived breast tissue tested positive for two or more of the five ProEx Br biomarkers included in this research study, the rate of recurrence increased to up to approximately 70%. Multivariant Cox proportional analysis (Hazard Ratio) of the data collected in this study indicated a two-fold increase in the calculated risk of breast cancer recurrence within five years from initial diagnosis when testing with two or more of the ProEx biomarkers was positive (p value = 0.0141) as compared to the calculated risk of recurrence when testing was negative for all ProEx Br biomarkers. In their presentation, the researchers concluded that the ProEx Br biomarkers provided independent prognostic information regarding recurrence of breast cancer and that these data support the potential utility of the ProEx Br biomarkers to risk stratify early stage, lymph node negative breast cancer patients. The results of this study were presented at the 28th Annual San Antonio Breast Cancer Symposium held in San Antonio, Texas.

In data presented in 2004 from a study completed in 2003, investigators at Albany Medical College observed that the measurement of melastatintm expression using our melanoma assay provided independent prognostic information that may be useful in determining the risk of disease recurrence and metastasis in patients with primary thin melanoma lesions.

There can be no assurance that any future studies or clinical trials will yield results that are the same as or similar to the results of these research studies.

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

Third-Party Reimbursement

Cervical Cytology Product Line

The vast majority of private third-party medical insurance providers and governmental agencies offer coverage and reimbursement for laboratory testing associated with routine medical examinations, including Pap smears as part of a wellness program. In the United States, the level of reimbursement by those third-party payors for wellness testing, including the Pap smear can vary considerably. However, on average, since the majority of third party payors benchmark coverage and pricing based on Medicare coverage and reimbursement determinations, there has been a general increase in reimbursement amounts paid for cervical cancer screening due to a minimum payment of $14.76 established in 2002 by the Center for Medicare and Medicaid Services (CMS) which administers Medicare. In addition to the minimum established by CMS, subsequent Medicare National Limitation Amount (NLA) pricing for these procedures has created a positive level of increased reimbursement for the newer technologies, including both the PrepStain and the FocalPoint. Successful commercialization of PrepStain and FocalPoint for cervical cancer screening in the United States, and some other countries, will depend on the availability of reimbursement from such third-party payors. Because the up-front costs of using our products are typically greater than the cost of the conventional Pap smear, we have worked to convince third-party payors that the overall cost savings to the health care system, resulting from early detection of cervical cancer and its precursors will more than offset the cost of our products. The Medicare NLA for the various procedures that represent the technologies for cervical cancer screening demonstrates the general revenue potential. As a result of the Medicare Modernization Act of 2003, the clinical laboratory fee schedule will not change for five years and the reimbursement rates for 2006 will remain the same as for the previous two years. Below are the current NLA’s (as of January 2006) for the various CPT codes affecting our clinical laboratory business and an averaged reimbursement rate for the physician procedures based on relative value and conversion factor for those tests:

CPT Code	Description	NLA

88164	Cytopathology smears, cervical or vaginal (Bethesda System reporting); manual screening under physician supervision	$14.76
88147	Cytopathology smears, cervical or vaginal; screening by automated system under physician supervision	$15.90
88148	Cytopathology smears, cervical or vaginal; screening by automated system with manual re-screening under physician supervision	$21.23
88142	Cytopathology, cervical or vaginal (any reporting system), collected in preservative fluid, automated thin layer preparation; manual screening under physician supervision	$28.31
88174	Cytopathology, cervical or vaginal (any reporting system), collected in a preservative fluid, automated thin layer preparation; with screening by automated system, under physician supervision	$29.85
88175	Cytopathology, cervical or vaginal (any reporting system), collected in a preservative fluid, automated thin layer preparation; with screening by automated system and manual re-screening, under physician supervision	$37.01
88112	Cytopathology, selective cellular enhancement technique with interpretation (e.g., liquid-based slide preparation) except cervical or vaginal	$120.00
88342	Immunohistochemistry / Immunocytochemistry (including tissue immunoperoxidase), each antibody. For morphometric analysis of IHC or ICC	$90.00

We have focused on obtaining coverage and reimbursement from major national and regional managed care organizations and insurance carriers throughout the U.S. We have a reimbursement team to work with third-party insurers and managed care organizations to establish and improve third-party reimbursement rates for our products. Most third-party payor organizations independently evaluate new diagnostic procedures by reviewing the published literature and the Medicare coverage and reimbursement policies on the specific diagnostic procedures. To assist third-party payors in their respective evaluations of PrepStain and FocalPoint, we provide scientific and clinical data to support our claims of the safety and efficacy of our products. We focus on improved disease detection and long-term cost savings benefits in obtaining reimbursement for PrepStain and FocalPoint for cervical cancer screening.

To date, the manually screened PrepStain thin-layer slide preparation procedure has achieved near universal coverage from third-party payors, as has the FocalPoint primary screening procedure for conventionally-prepared slides. The combined procedure of screening PrepStain slides on the FocalPoint has also achieved near universal coverage from the commercial and managed care insurers. Over the past year, laboratories utilizing the combined PrepStain/FocalPoint application have and continue to realize positive coverage and reimbursement from the vast majority of the third party payors. Throughout 2006 we expect to continue to realize the positive reimbursement for our technologies that we have received from the payor community and will work to continue to demonstrate diagnostic and economic value as new performance data is realized and made available. However, there can be no assurance that such favorable reimbursement will continue.

Molecular Diagnostic Products and Imaging Systems

As with our cervical cytology products, we expect that our molecular diagnostic reagents and imaging systems will be primarily purchased by medical institutions and laboratories that bill third-party payors such as government healthcare administration authorities, private health coverage insurers, managed care organizations and other similar organizations. Our ability to earn sufficient returns on these products will depend in part on the extent to which reimbursement for these products and related treatments will be available to our customers from third-party payors. Generic billing codes and reimbursement schedules exist for slide based immunohistochemistry and immunocytochemistry tests, including laboratory developed home brew assays, and these codes reflect incremental reimbursement for image analysis. All of our slide based molecular diagnostic reagents are being developed in either immunohistochemistry or immunocytochemistry formats. For our cervical screening assay, it is likely that we will apply for either a new code or a code based on the Medicare NLA, to reflect the increased utility of the test. For blood based screening reagents, we will most likely be required to work with government healthcare administrative authorities to establish new billing codes and reimbursement schedules. While opportunities exist to enhance third party reimbursement if the results of future clinical trial and peer reviewed published studies support unique and high value clinical claims, third-party payors are increasingly attempting to limit both the coverage and the level of reimbursement of products to contain costs, and if they are successful, our ability to generate revenue growth and profitably from our molecular diagnostic products will be adversely affected.

Proprietary Technology and Intellectual Property

We currently hold over 110 issued or allowed United States patents. We have aggressively filed patents to protect the intellectual property generated by TriPath Imaging through work done in our TriPath Oncology segment for the molecular and imaging programs. We also hold approximately 40 foreign patents and have applied for patent protection for certain aspects of our technology in various foreign countries. Many of our patents were acquired in the merger of AutoCyte Inc. and NeoPath Inc. and the acquisition of the intellectual property and technology of Neuromedical Systems, Inc. We further expanded, and are expanding, our patent portfolio through the acquisition of the intellectual property of Cell Analysis Systems from BD in September 1999 and through our current work undertaken at TriPath Oncology. Our patents cover system components, such as the disaggregation syringe, the PrepStain process, and various aspects of our high-speed image-interpretation technology, as applied to cytopathology and histopathology. Because of the substantial length of time and expense required to bring new products through development and regulatory approval to the marketplace, we rely on a combination of patents, trade secrets, copyrights and confidentiality agreements to protect our proprietary technology, rights and know-how. We intend to continue to pursue patent protection where it is available and cost-effective, both in the United States as well as in other countries. Most of our existing United States and foreign patents will expire between 2012 through 2020. There can be no assurance, however, that the claims allowed in any of our existing or future patents will provide competitive advantages for our products, or will not be successfully challenged or circumvented by our competitors.

Our molecular oncology program focuses on using new discoveries in genomics and proteomics research to develop and commercialize molecular diagnostic products to improve the early detection and clinical management of certain types of cancer. We have active programs in development seeking to create tests to identify individuals with certain types of cancer at the earliest possible stage of the disease, provide individualized predictive and prognostic information, guide treatment selection for patients with cancer, and predict disease recurrence. The core products and services we are developing will be based upon genomic and proteomic markers that were identified through discovery research conducted at Millennium under its research and development agreement with BD as well as other markers that have been or may be identified independently of that agreement. We have sublicensed certain of BD’s rights to the proprietary markers. Our approach to marker discovery, identification, and prioritization is based on correlation with patient outcome and includes the evaluation of markers that have been previously identified by others as well as novel markers that have not been previously associated with our specific product indications. As a result, to ensure our freedom to utilize known markers and integrate them into our product candidates, we will in certain instances be required to license them from third parties. We are concurrently pursuing intellectual property protection for the novel markers that we have identified and the proprietary formulations that we are creating from the combination of either novel or known markers as well as for molecular imaging systems. However, we cannot be sure that we will be able to license markers on acceptable terms, if at all, or establish intellectual property protection of our novel markers, proprietary formulations or molecular imaging systems. During 2004 and 2005, we filed provisional patents that covered our discoveries, validation, and clinical assay format development in our cervical screening, breast prognosis and ovarian molecular oncology programs. We cannot be sure that our products or technologies do not infringe patents that may be granted in the future pursuant to pending patent applications or that our products do not infringe any patents or proprietary rights of third parties or that all of our issued patents are valid.

Under current law, patent applications in the United States and in foreign countries are generally maintained in secrecy for a period after filing. The right to a patent in the United States is attributable to the first to invent, not the first to file a patent application.

We have registered trademarks in the United States for SurePath®, PrepStain®, FocalPoint®, AutoCyte®, AutoCyte Quic®, CytoRich®, ImageTiter®, PrepMate®, SlideWizard®, and TriPath Imaging®. We have pending U.S. trademark applications for ProExtm, SureDetecttm, and TriPath Oncologytm. Foreign registrations are maintained for several of our trademarks in Argentina, Australia, Brazil, Canada, Chile, China, the European Union, Hong Kong, Indonesia, Israel, Japan, Malaysia, Norway, the Russian Federation, South Africa, Switzerland, Taiwan and the United Kingdom. We have pending foreign trademark applications for ProExtm and SureDetecttm. In addition to trademark activity, we include a copyright notice on all of our documentation and operating software. There can be no assurance that any trademarks or copyrights that we own will provide competitive advantages for our products or will not be challenged or circumvented by our competitors. All other products and company names are trademarks of their respective holders.

Competition

Commercial Operations

The cervical cancer screening market is comprised of the conventional Pap smear process and certain technologies that have been introduced in recent years or are currently under development to provide improvements over the conventional Pap smear process. Our competitors in the development and commercialization of alternative cervical cancer screening technologies include both publicly-traded and privately-held companies. Alternative technologies known to us have focused on improvements in slide sample preparation, the development of automated, computerized screening systems and adjunctive testing technologies. Nevertheless, some competitors’ products have already received FDA approval and are being marketed in the United States. In addition, one of our competitors has greater financial, marketing, sales, distribution and technical resources than us, and more experience in research and development, clinical trials, regulatory matters, customer support and marketing.

We believe that our products compete on the basis of a number of factors, including slide specimen adequacy, screening sensitivity, ease of use, efficiency, cost to customers and performance claims. We believe a fully automated solution incorporating collection, preparation, staining, and computerized imaging for liquid based thin-layer preparations is required for sustaining our competitive advantage. While we believe that our products will have competitive advantages based on some of these factors, there can be no assurance that our competitors’ products will not have competitive advantages based on other factors, including earlier market entry and scale, which may adversely affect market acceptance of our products. Moreover, there can be no assurance that we will be able to compete successfully against current or future competitors or that competition, including the development and commercialization of new products and technologies, such as HPV vaccines, will not have a material adverse effect on our business. Our products could be rendered obsolete or uneconomical by technological advances of our current or potential competitors, the introduction and market acceptance of competing products, or by other alternative approaches for cervical cancer screening.

Our primary competitor in the United States and abroad in thin-layer slide preparation is Cytyc Corporation (Cytyc). Cytyc’s systems, the ThinPrep 2000 and ThinPrep 3000 processors, are based on a membrane-filtration separation system rather than the density gradient and centrifugation approach used in our PrepStain process. The Cytyc ThinPrep systems are also approved by the FDA as a replacement for the conventional Pap smear. They are also used for non-gynecological applications. Additionally, in Europe and in Latin America, there are a few growing number of thin-layer competitors offering manual method liquid based products. Currently these manufacturers have very little market share and, to our knowledge, are not actively pursuing FDA approval for their products. Nonetheless, they are creating competitive activity in many countries around the world. MonoGen, Inc., a privately-held company, submitted a PMA application for the MonoPrep Pap Test to the FDA during the fourth quarter of 2004. On December 20, 2005 Oxbow Equities Corp. announced that its 46% owned investee company, MonoGen, Inc., received an approvable letter from the FDA related to its MonoPrep® Pap Test. The Pap test relies on a filtration separation system for processing Pap samples. The letter specified that the MonoGen pre-market approval application (PMA) is approvable subject to certain conditions being met, including a satisfactory outcome from the inspection of the company’s manufacturing facilities and final agreement on labeling.

We also face several competitors, or potential competitors, in the imaging field. To date, the FocalPoint system is the only FDA-approved device for the automated primary screening of thin-layer and conventional Pap smear slides. In June 2003, however, Cytyc announced that it had received approval from the FDA for commercialization of its ThinPrep Imaging System, an interactive computer system that is designed to assist cytotechnologists in the primary screening and diagnosis of its thin-layer slides. We are currently engaged in litigation with Cytyc, as to whether its ThinPrep Imaging System infringes certain of our patents. See Item 3 — “Legal Proceedings” below. Other competitors include Clarient, Inc. (formerly ChromaVision Medical Systems, Inc.) and which develops, manufactures and markets an automated cellular imaging system to assist in the detection, diagnosis and treatment of cellular diseases such as cancer, and Applied Imaging Corporation, which develops and markets automated genetic testing systems and imaging systems used in cancer pathology and research which are capable of sending digital images electronically for remote review and consultation.

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

We also have several competitors with competing technology in the molecular diagnostics field. TriPath Oncology faces a host of competition from companies such as Roche Diagnostics, Abbott Laboratories, EXACT Sciences Corporation, Correlogics Systems, Inc., dia Dexus, Genomic Health, Molecular Profiling Institute, Veridex, Ciphergen, Celera Diagnostics, and Bayer Diagnostics, all of which have announced active programs in this area. There can be no assurance that these or other competitors will not succeed in developing technologies and products that are more effective, easier to use or less expensive that those which we currently offer or are developing, or that would render our technology and products obsolete. In addition, these or other competitors may succeed in obtaining FDA and other regulatory clearances and approvals of their products that we are unable to obtain or more rapidly than we can.

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

We are subject to both routine and directed inspections by the FDA for compliance with regulations with respect to design control activities, manufacturing, testing, distribution, storage, product labeling, recordkeeping, reporting, sales, advertising and promotional activities. We have been periodically inspected by the FDA at both our Burlington, North Carolina and Redmond, Washington facilities. In August 2005, we underwent a routine quality system inspection at our Redmond facility. This was concluded with no deficiencies noted. In April 2005, a good clinical practices inspection occurred at our Redmond facility related to FocalPoint LGS submission. A Form 483 was issued and observations were corrected satisfactorily. In 2004, we underwent a routine inspection at our Burlington facility to conclude the move of PrepMate manufacturing from Redmond to Burlington in addition to GMP compliance.

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

Any of these actions could seriously disrupt our operations for an indefinite period of time.

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

Clinical Laboratory Improvement Act of 1988 (CLIA) and State Laboratory Laws

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

Foreign Regulatory Approval

Sales of medical devices outside of the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. No assurance can be given that such foreign regulatory approvals will be granted on a timely basis, or at all. We have been advised by various parties, including consultants we engaged and foreign distributors, that no regulatory approvals for a device analogous to FDA approval of a PMA are currently required by any country where we currently sell PrepStain. Such approval requirements may be imposed in the future. In addition to regulatory approvals in the United States, the FocalPoint system is approved or accepted for primary screening and/or quality control re-screening in Japan, Canada, Australia, Germany, Belgium, the United Kingdom, Ireland, Switzerland, Denmark, Italy, Hong Kong, South Korea, and Taiwan. Placements of FocalPoint are also possible in The Netherlands, France, and many other countries where cervical screening is performed. We have a Medical Device License in Canada to market both our PrepStain system and the PrepMate accessory. We intend to pursue additional product registrations in other foreign countries. We received an FDA permit to export PrepStain and FocalPoint to all foreign countries in which we are currently selling these products and where such a permit was required. There can be no assurance that we will meet the FDA’s export requirements or receive additional FDA export approval when such approval is necessary, or that countries to which the devices are to be exported will approve the devices for import. Our failure to meet the FDA’s export requirements or obtain FDA export approval when required to do so, or to obtain approval for import, could have a material adverse effect on our business, financial condition and results of operations.

Our products are subject to a variety of regulations in Europe, including the EU. In vitro medical devices, including our PrepStain system, FocalPoint Imaging System, molecular diagnostic reagents, and molecular imaging systems, must now comply with the EC’s In-Vitro Diagnostic Medical Devices Directive also known as IVDD. The IVDD was published in the Official Journal of European Communities in December 1998. The EU member states were required to implement the IVDD into national law by December 1999 on the implementation date of the IVDD. A transition period, which ended December 6, 2003, applies to all devices placed on the market in the EU. By the end of this transition period, our products were required to comply with the requirements of the IVDD and member-state local language requirements. At such time, products not bearing the CE mark would have been prohibited from being commercially distributed in EU member countries. Products bearing the CE mark may circulate freely within the EEA, but member states may restrict or prohibit the marketing of CE-marked devices pursuant to the safeguard clause of the IVDD if the member state determines a particular device may compromise the health and/or safety of patients or users. In December 2003, we declared that we satisfied the essential requirements of the IVDD, which allows us to add the CE mark to our products including antibody-based diagnostic tests with the appropriate registration.

Other European countries may enact national laws that would conform to the IVDD. EU and EEA member states are required to implement national laws that are consistent with IVDD. However, some European countries have established national regulations relating to in vitro diagnostic medical devices, including rules governing their supply, advertising, promotion, pricing or reimbursement. The IVDD and implementing national laws impose requirements for electrical safety and electromagnetic compatibility that apply to the PrepStain system, PrepMate, and the FocalPoint system. We have performed the requisite testing procedures and related documentation to apply the European CE mark to the FocalPoint, PrepStain and PrepMate systems. We cannot guarantee that the FocalPoint system or any other product we may develop will receive any required regulatory clearance or approval on a timely basis, if at all.

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

Employees

As of December 31, 2005, we employed approximately 340 people on a full-time basis. We believe that relations with our employees are good. None of our employees are party to a collective bargaining agreement.

Item 1A.	Executive Officers of the Registrant

Our current executive officers are as follows:

Name	Age	Position

Paul R. Sohmer, M.D.	57	President, Chief Executive Officer and Chairman of the Board
Stephen P. Hall	55	Senior Vice-President, Chief Financial Officer
Ray W. Swanson	50	Senior Vice-President, Commercial Operations
Johnny D. Powers, Ph.D.	44	Senior Vice-President and General Manager, TriPath Oncology

Paul R. Sohmer, M.D. has served as our Chairman of the Board of Directors since November 2000 and as our President and Chief Executive Officer since June 2000. Prior to joining us, Dr. Sohmer served as the President and Chief Executive Officer of Neuromedical Systems, Inc., a supplier of cytology screening and anatomic pathology diagnostic equipment and services to laboratories, from 1997 through 1999. From 1996 until 1997, Dr. Sohmer served as President of a consulting firm, which he founded. From 1993 to 1996, he served as President and Chief Executive Officer of Genetrix, Inc., a genetic services company based in Scottsdale, Arizona. From 1991 through 1993, Dr. Sohmer was the Corporate Vice-President of Professional Services and President of the Professional Services Organization for Nichols Institute, a clinical laboratory company, where he was responsible for sales, marketing, information systems, logistics, and clinical studies. From 1985 until 1991, Dr. Sohmer served as the President and Chief Executive Officer of Pathology Institute in Berkeley, California, during which time he founded and served as Medical Director of the Chiron Reference Laboratory. Dr. Sohmer received a B.A. degree from Northwestern University and an M.D. from Chicago Medical School.

Stephen P. Hall has served as our Senior Vice-President and Chief Financial Officer since September 2001. Prior to joining us, Mr. Hall served as Chief Financial Officer and President of the Imaging and Power System Division of Colorado Medtech, Inc., a Colorado-based medical products and services company, from September 1999 until August 2001. From September 1993 to January 1999, he served as Chief Financial Officer for BioTechnica International, Inc., a publicly-held agricultural products company, as well as privately-held operating companies in the software development, wireless communication equipment and food processing machinery industries. Mr. Hall spent nine years in the commercial banking industry and four years with the accounting firm of Peat, Marwick, Mitchell & Co. He earned a A.B. degree from Harvard College and an MBA from the Stanford Graduate School of Business.

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

We currently lease approximately 70,000 square feet of space devoted primarily to our Commercial Operations manufacturing, warehousing, administrative, research and development, engineering functions, educational and corporate office space at 780 Plantation Drive, Burlington, North Carolina under a lease expiring in December 2018. In 2003, we renegotiated our Redmond, Washington lease in order to reduce office and manufacturing space leased. At the end of 2004 an additional lease obligation for 30,000 square feet expired and was not renewed. We now lease approximately 20,000 square feet of office and manufacturing space in Redmond, Washington under an operating lease. That operating lease expires in December 2007. We also lease approximately 4,000 square feet of office space in Brussels, Belgium, under an operating lease expiring in January 2013. We also lease approximately 1,650 square feet of office space in Grenoble, France under an operating lease expiring in December 2014. We lease approximately 22,000 square feet near Research Triangle Park, in Durham, North Carolina devoted primarily to the activities of TriPath Oncology. This lease has a seven-year term expiring in June 2009. We believe that our facilities and other available office space will be adequate for our current and future planned needs.

Item 3.	Legal Proceedings

We compete with Cytyc Corporation (Cytyc) with respect to the sale of our FocalPoint and Cytyc’s sale of its ThinPrep Imaging System. We believe Cytyc’s ThinPrep Imaging System infringes our patents. In 2003 we filed a lawsuit seeking damages and injunctive relief to stop such infringement and Cytyc filed a separate action seeking a declaratory judgment in their favor. On January 5, 2004, those suits were consolidated into a single action in the United States District Court for the District of Massachusetts. The case numbers for the consolidated action are 1:03-CV-12630-DPW and 1:03-CV-11142-DPW. The case numbers are for reference only and the corresponding pleadings are expressly not incorporated into this document by reference. Fact and expert discovery have been completed. A claim construction or Markman ruling was issued by the court on November 28, 2005. The court has entered a scheduling order setting forth certain deadlines through June 2006, including those for conducting mediation and filing of summary judgment motions. We anticipate that a trial will be scheduled sometime in late 2006 or the first half of 2007. We are unable to predict the ultimate outcome. Similarly, we are unable to predict the potential effect on our business and results of operations that any outcome may ultimately have.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2005.

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

	High	Low

Year ended December 31, 2004:
First Quarter	$10.95	$7.70
Second Quarter	$10.45	$8.36
Third Quarter	$9.49	$7.00
Fourth Quarter	$9.52	$6.19
Year ended December 31, 2005:
First Quarter	$9.20	$6.85
Second Quarter	$8.97	$6.15
Third Quarter	$9.45	$6.54
Fourth Quarter	$7.84	$5.55

On February 27, 2006, the last reported sales price of the Common Stock on the Nasdaq National Market was $6.78 per share. As of February 27, 2006, there were 38,382,639 shares of our Common Stock outstanding, which were held by 339 Common Stockholders of record.

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

	2001	2002	2003	2004	2005
	(In thousands, except per share data)

Statement of Operations Data:
Revenues	$27,017	$37,485	$53,764	$68,504	$85,961
Gross profit	13,921	22,563	35,387	47,274	59,926
Research and development(1)	7,828	10,259	14,295	15,162	15,755
Selling, general and administrative	28,777	30,786	30,011	31,778	37,992
Operating income/(loss)	(22,684)	(18,482)	(8,919)	334	6,179
Net income/(loss)	(21,680)	(18,064)	(8,538)	605	6,500
Earnings/(loss) per share(2)
Basic	$(0.61)	$(0.48)	$(0.23)	$0.02	$0.17
Diluted	$(0.61)	$(0.48)	$(0.23)	$0.02	$0.17
Weighted-average shares outstanding
Basic	35,467	37,438	37,626	38,006	38,218
Diluted	35,467	37,438	37,626	39,151	39,270

	December 31,
	2001	2002	2003	2004	2005
	(In thousands)

Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$55,976	$32,571	$20,954	$18,949	$22,457
Working capital	62,898	38,837	33,446	35,909	42,261
Total assets	96,748	73,951	65,928	67,534	76,968
Long-term obligations	5,001	220	8	—	98
Total stockholders’ equity	77,291	59,177	52,371	58,546	65,959

(1)	Includes regulatory expenses.

(2)	See Note 2 of Notes to our consolidated financial statements for information concerning the computation of earnings/(loss) per share and shares used in computing earnings/(loss) per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in thousands, except share and per share amounts)

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

We are organized into two operating units: (1) Commercial Operations, through which we manage the market introduction, sales, service, manufacturing and ongoing development of our current products; and (2) TriPath Oncology, our wholly-owned subsidiary, through which we manage the development and market introduction of molecular diagnostic products for cancer.

Our Commercial Operations unit is a commercial engine organized to grow sales, drive margin and generate cash. TriPath Oncology is the development engine of a broad based gene discovery program created to develop new molecular products for the early detection and clinical management of cancer. Today, our revenues are primarily generated through our Commercial Operations unit from the sale of our cervical cytology screening products, and in particular, the SurePath liquid-based Pap test. In 2005, for the first time in our history, we generated significant revenues from the sale of some of the molecular products that we are developing in TriPath Oncology. In 2006, we expect to continue to generate revenues from the early commercialization of TriPath Oncology’s molecular diagnostic products and molecular imaging systems and we believe that sales related to these developing products will significantly impact our growth in the future.

2005 was our second consecutive profitable year, with earnings per share of $0.17, reflecting a $5,895 improvement in net income from 2004. We grew our revenues by nearly 26%, primarily as a result of a 30% increase in revenues generated from the worldwide sales of SurePath reagents and disposables. Gross profit grew nearly 27% as we experienced a gross margin on incremental revenues in excess of 72%. Our commercial operations segment generated operating income of $22,075, a $7,331 increase from 2004. We were profitable and cash flow positive in all four quarters during the year. Our TriPath Oncology segment generated revenues of $1,804. By year-end, cash and cash equivalents had increased by $3,508 from year-end 2004.

We achieved a number of key milestones in 2005 that drove our yearly financial results and represent important growth opportunities for the future:

•	Our agreements with Quest Diagnostics and LabOne, recently acquired by Quest Diagnostics, contributed significantly to increased penetration of the large commercial laboratory segment in the U.S., a market segment to which we had only limited access prior to 2005.

•	Our expanded U.S. sales force enabled us to leverage the opportunity for growth that has been created by our growing relationships with the large commercial laboratories as the number of SurePath liquid based Pap tests sold in the U.S. grew 41% from the prior year.

•	We continued to gain momentum outside the U.S. as SurePath liquid based Pap tests sold outside the U.S. grew 26% from 2004.

•	We received FDA approval for expanded claims for our SurePath liquid-based Pap test to include processing of pre-coated slides with the PrepStain Slide Processor.

•	We received several clearances from the FDA, including a 510(k) clearance for processing of the Ventana estrogen and progesterone receptor tests on our interactive histology imager and a 510(k) clearance from the FDA for the VIAS when used with tissues stained for HER-2/neu.

•	The results of external research studies of both our cervical and breast staging biomarkers confirmed previously reported results from in-house studies.

•	We introduced ASRs and reagent enabling products into the marketplace.

•	We transitioned our microscopic slide based assays for cervical screening and breast cancer staging into clinical trials;

•	We completed development of our ELISA formatted blood based RUO reagents for ovarian screening.

•	We saw the early commercialization of our VIAS resulting from a worldwide agreement with Ventana to sell and distribute a Ventana branded version of our interactive histology imager.

Challenges

Our primary challenges in 2006 relate to leveraging the pathways for growth that we have created over the past five years.

We have made significant progress in penetrating the cervical cytology marketplace with our SurePath liquid-based Pap test since its regulatory approval in 1999. We continue to believe that there is additional ground to be gained despite the fact that we continue to face significant competitive pressure. Our growing relationship with the large commercial laboratory segment presents a significant continuing growth opportunity in 2006. Our success in 2006 will in large part depend on our ability to continue conversion of current and other large commercial laboratory customers. We continue to face the challenge of expanding our cervical cytology business in a heavily contested market segment while maintaining and growing our business within our traditional customer base. We will need to succeed at both if we are to achieve the revenues we have forecasted for 2006 (see Outlook below).

During 2005, we completed the expansion of our domestic sales force that we initiated in the third quarter of 2004. We face the challenge of ensuring the earliest possible return on this increased investment in sales and marketing by accelerating our growth in revenues generated from increased sales to our large commercial laboratories as well as to our traditional customer base. The expanded sales organization also presents new challenges for our sales management, given our increased size and expanded geographic coverage.

Given the accelerated traction we gained outside the U.S. in 2004 and 2005, we expect that our sales outside the U.S. will contribute significantly to our growth in 2006 and beyond. The primary challenges we face outside the U.S. include governmental decisions regarding licensing and reimbursement, competition and regional variations in practices and product acceptance. In addition, since we sell predominantly through regional distributors in all markets outside the U.S. except for Canada, we face the challenges associated with managing these independent sales distributors in most international markets and our success, to a large extent, is dictated by the performance of the regional distributors. In Canada, where we sell through our own sales force, our greatest challenge in 2006 relates to our ability to translate the success we have enjoyed to date in the province of Ontario to other population centers as well as managing contract renewals which begin in 2006.

Successful movement of some of our cytology product offerings through the FDA approval process is a continuing challenge that we will face in 2006. In September 2005, we withdrew the PMAS we had submitted to the FDA for the FocalPoint GS Imaging System, having been notified by the FDA that the PMAS must be amended to include additional data. We expect to initiate collection of new data in support of a FocalPoint GS PMAS application early in the first quarter of 2006, complete the collection of new data in the first half of 2006 and resubmit our PMAS shortly thereafter. In the first quarter of 2005 we announced that we had withdrawn our pre-market approval supplement (PMAS) submission to the FDA to seek approval for expanded claims for the SurePath liquid-based Pap test to include an out-of-vial option for testing cervical cells collected using the SurePath Test Pack for the presence of high risk HPV DNA with the Digene hc2 High-Risk HPV DNA Testtm. We resubmitted this PMAS, using new and existing data and data analyses, in the fourth quarter of 2005. There can be no assurance that we will obtain FDA approval for our HPV-related application or for FocalPoint GS when expected, if at all, and the failure to achieve such approvals may materially impact our revenues.

In 2006, we also face the challenges and risks associated with the execution of new clinical trials in support of our intended FDA submissions relating to our developing molecular diagnostic products, including new 510(k) notifications to process additional Ventana assays on our interactive histology imaging system and Pre-Market Approval applications for our molecular products for breast cancer staging and cervical cancer screening. The length, size, complexity, cost, and potential outcome of these clinical trials will be driven by our ability to craft and execute a reasonable and well-designed clinical trial protocol. Successful execution of these clinical trials will ultimately impact revenues that we expect to generate from the sale of these products in the future. There can be no assurance that we will obtain FDA clearance for additional applications for VIAS or approval for our molecular products for breast cancer staging and cervical cancer screening.

We face challenges and risks in 2006 that primarily reflect the progress we have made in our molecular diagnostics development programs to date and the fact that some of these programs will now move into the next stages of development. Our approach to marker discovery, identification and prioritization is based on correlation with patient outcome and includes the evaluation of markers that have been previously identified by others as well as novel markers that have not been previously associated with our specific product indications. As a result, to ensure our freedom to utilize known markers and integrate them into our product candidates, we will in certain instances be required to license them from third parties. We are, concurrently, pursuing intellectual property protection for the novel markers that we have identified as well as the proprietary formulations that we are creating from the combination of either novel or known markers. There can be no assurance that we will be able to license markers on acceptable terms, if at all, or establish intellectual property protection for our novel markers and proprietary formulations or molecular imaging systems.

We expect that domestic and international sales of some of our molecular reagents and molecular imaging systems will increasingly contribute to our revenues for 2006 (see Outlook below). As a result, we will face the challenge of introducing these as either RUO products, ASRs or Class I IHCs in the U.S. as well as the challenges associated with the international introduction of products not yet approved for use in the U.S. The success of our slide based cervical staging, cervical screening, breast staging products, our blood-based ovarian screening product, and our molecular imaging systems will depend, to a large extent, on the outcome of our ongoing in-house studies, as well as, external research studies that are being generated by independent investigators and clinical trials. As we collect data from both internal and external research studies we face the challenge of building the clinical case for the value of these developing products and, the challenge of positioning ourselves for clinical trials; and for those product candidates in clinical trials, we face the challenge of translating the results of these studies into market opportunity, the challenges of securing regulatory approval, and the challenge related to preparing the market for a broader introduction of these products in 2006 and beyond. We also face the challenges associated with the late stage development of our ovarian screening assay, selection of a multiplexing testing platform for our blood based screening assays which would allow for simultaneous testing for multiple markers on a small volume of blood, adaptation of our ELISA formatted RUO ovarian screening reagents to chosen multiplexing testing platform and for continuing clinical studies related to our melanoma staging product.

Our sales and distribution agreement with Ventana is of both short and long term significance. In the short term, it is an opportunity to penetrate the Anatomic Pathology marketplace with our interactive imager and, as a result, to generate new revenue streams as the agreement provides for potential capital equipment and fee per use revenues which began in 2005. In the long term, it is an opportunity to achieve placement of our molecular imaging system in advance of the commercial introduction of our slide-based breast staging product along with a battery of complementary assays from Ventana. The challenges that we will face as a result of this venture include obtaining additional FDA clearances for Ventana assays to be processed on the product and, if necessary, additional FDA or other regulatory clearances or approvals with respect to the assays and imager, and the challenges associated with supporting Ventana in its market introduction of the product.

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

Results of Operations

Non-GAAP Financial Measures

In May 2004, we entered into a multi-year agreement with Quest Diagnostics Incorporated (“Quest Diagnostics”) pursuant to the terms of which Quest Diagnostics uses our SurePath and PrepStain products. In connection with the agreement, we issued Quest Diagnostics warrants with respect to an aggregate of 4,000,000 shares of our common stock, which are described in the following table:

	Shares Subject	Exercise Price	Warrant
Warrant	to Warrants	(per share)	Expiration Date	Vesting Status

First Tranche	800,000	$9.25	May 2007	Currently Exercisable
Second Tranche	200,000	$10.18	May 2007	Currently Exercisable
Third Tranche	500,000	$10.64	May 2007	Currently Exercisable
Fourth Tranche	1,000,000	$11.56	May 2008	Exercisable Upon Achievement of Sales Milestone
Fifth Tranche	1,500,000	$12.03	May 2008	Exercisable Upon Achievement of Sales Milestone

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

— Second and Third Tranche Warrants

During 2005, the Second and Third Tranche warrants vested upon the achievement of the sales-based milestone applicable to those warrants. Using the guidance in the FASB’s Emerging Issues Task Force Release 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”), the 200,000 Second Tranche warrants were valued at $224 using a Black-Scholes pricing model, which was recorded as a reduction of revenues with a corresponding credit to additional paid-in capital. Additionally, the 500,000 Third Tranche warrants were valued at $275 using a Black-Scholes pricing model, which was recorded as a reduction of revenues with a corresponding credit to additional paid-in capital.

When and if it becomes apparent that any of the remaining tranches of currently unexercisable warrants held by Quest may vest upon the achievement of the applicable sales-based milestone, we will accrue the resulting deferred sales discounts over the related number of tests in the six-month period for which the warrants were earned. Since the deferred sales discount relating to these tranches of warrants will be amortized over only six months, if and when such warrants vest, the quarterly impact upon the future quarters in which they are recorded will be disproportionately large compared to the ongoing quarterly non-cash sales discount of $195 recorded in connection with the First Tranche warrants.

— Summary

During 2005 and 2004, we recorded $1,278 and $519, respectively, of amortization of deferred and accrued sales discounts as a reduction of revenues.

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

	Year Ended December 31, 2005
		Reconciliation: Add
		Back Non-Cash Sales
	GAAP	Discount	Non-GAAP
	(In thousands, except per share data)

Revenues	$85,961	$1,278	$87,239
Gross profit	59,926	1,278	61,204
Net income	6,500	1,278	7,778
Earnings per share:
Basic	$0.17	$1,278 to revenues used in calculation	$0.20
Diluted	$0.17	$1,278 to revenues used in calculation	$0.20

	Year Ended December 31, 2004
		Reconciliation: Add
		Back Non-Cash Sales
	GAAP	Discount	Non-GAAP
	(In thousands, except per share data)

Revenues	$68,504	$519	$69,023
Gross profit	47,274	519	47,793
Net income	605	519	1,124
Earnings per share:
Basic	$0.02	$519 to revenues used in calculation	$0.03
Diluted	$0.02	$519 to revenues used in calculation	$0.03

Years ended December 31, 2005 and 2004

The tables below summarize our segment results for the years ended December 31, 2005 and 2004. All intersegment revenues have been eliminated. Comments made throughout this discussion related to our segments refer to the figures in these tables:

	Commercial Operations
			Change vs
	2005	2004	2004	% Change
	(In thousands)

Revenues	$84,157	$67,862	$16,295	24.0%
Cost of revenues	24,981	21,072	3,909	18.6%

Gross profit	59,176	46,790	12,386	26.5%
Operating expenses:
Research and development	2,004	2,005	(1)	0.0%
Regulatory	2,450	3,263	(813)	(24.9)%
Sales and marketing	23,926	18,126	5,800	32.0%
General and administrative	8,721	8,652	69	0.8%

	37,101	32,046	5,055	15.8%

Operating income	$22,075	$14,744	$7,331	49.7%

	TriPath Oncology
			Change vs
	2005	2004	2004	% Change
	(In thousands)

Revenues	$1,804	$642	$1,162	181.0%
Cost of revenues	1,054	158	896	567.1%

Gross profit	750	484	266	55.0%
Operating expenses:
Research and development	10,348	9,275	1,073	11.6%
Regulatory	953	619	334	54.0%
Sales and marketing	514	514	—	0.0%
General and administrative	4,831	4,486	345	7.7%

	16,646	14,894	1,752	11.8%

Operating loss	$(15,896)	$(14,410)	$(1,486)	10.3%

Revenues

Total Revenues.  Total revenues for the year ended December 31, 2005 were $85,961, a 25.5% increase from revenues of $68,504 for 2004. Compared with 2004, this net increase in total revenues was primarily due to (i) an increase in reagent sales of $15,585, or 29.6%, (ii) an increase in instrument sales of $927, or 13.0%, and (iii) an increase of $945, or 10.9%, in other revenues, which consisted primarily of fee-per-use sales, service on system placements, various core product accessories and freight.

Commercial Operations Revenues.  Revenues for the year ended December 31, 2005 from the Commercial Operations segment were $84,157, a 24.0% increase from revenues of $67,862 for 2004. In 2005, reagent sales increased $15,555, or 29.5%, worldwide compared with 2004. Domestic sales of our SurePath and PrepStain reagents increased $12,660, or 31.2%, while international sales increased $2,895, or 23.8%. As a percentage of total revenues, reagent and disposable sales increased to 81.1% in 2005 from 77.6% in 2004. Worldwide, we acquired in excess of 75 new SurePath laboratory customers, 31 in the U.S. Domestically, net realized revenue per test in 2005 decreased 11.3% from 2004. This resulted from a decline in average price per test that was predominantly attributable to a continuing shift in our revenue mix as a significantly larger percentage of revenues resulted from sales in the U.S. to the large commercial laboratory segment. The large commercial laboratory segment accounted for 41.0% of all SurePath cervical cytology test kits sold in the U.S. in 2005 as compared to 24.1% in 2004. The increase in business from large commercial laboratory customers is a result of our continued growing relationships with Quest Diagnostics, LabCorp and AmeriPath and of our continued focus of our sales and marketing efforts on the large commercial laboratory segment. The number of tests sold to our traditional and more fully penetrated customer base grew 17.9% in 2005 versus 2004. Our SurePath Test Pack share of the domestic Pap smear testing market in the U.S. was approximately 21.5% at the end of 2005 versus approximately 15% at the end of 2004.

Sales of instruments decreased $100, or 1.4%, during 2005 compared to 2004. Worldwide sales of PrepStain instruments for preparation of thin-layer slides for the SurePath liquid-based Pap test increased by $598, or 25.5%, during 2005, including an international increase of $1,015, or 57.4%. Revenues related to the sale of PrepStain instruments decreased $417, or 72.5%, domestically compared with 2004. We placed 58 PrepStain instruments in the U.S., 56 under reagent rental agreements, and 50 outside the U.S., 2 under reagent rental agreements, during 2005. This compares with 76 PrepStain units placed in the U.S., 66 under reagent rental agreements, and 46 units placed outside the U.S., 2 under reagent rental agreements, in 2004. Worldwide sales of FocalPoint systems decreased $549, or 9.4%, during 2005. In the U.S., revenues generated from the sale of FocalPoint systems increased $971, or 78.6%, while revenues generated from fee-per-use agreements decreased $58, or 2.7%, (revenues generated from fee-per-use agreements are considered Other Revenue). Revenues generated from the sale and rental of FocalPoint systems outside the U.S. decreased $1,520, or 47.2%, primarily due to decreased instrument sales in Europe. In 2005 we placed 13 units net of returns in the U.S., 6 under fee-per-use agreements net of returns, and sold 6 units, net of returns, outside the U.S. This compares with 11 units, net of returns, in the U.S., 5 under fee-per-use agreements, and 10 units sold outside the U.S., in 2004. Revenues recorded for SlideWizard system sales, all international, decreased $149, or 65.3%, between 2005 and 2004. We placed 6 SlideWizard units in 2005 compared with 13 in 2004.

Other revenues, consisting primarily of fee-per-use sales, service on system placements, various core product accessories and freight increased $840, or 10.3%, during 2005. FocalPoint fee-per-use revenues decreased $58, or 2.7%, in 2005 compared to 2004, while service revenues worldwide increased $512, or 21.2%, over 2004. Freight and royalty revenues also increased $433, or 36.2%, from 2004 to 2005. Other net decreases were $47.

TriPath Oncology Revenues.  Revenues recorded at TriPath Oncology increased $1,162 from $642 in 2004 to $1,804 in 2005, an increase of 180.9%. This increase is largely attributable to $1,157 of sales of our Interactive Histology Imaging System, an increase of $1,027, or 790.0%. Additionally, sales of our cervical reagents and fee-per-use revenues increased $147 in 2005, with no such sales recorded in 2004.

Gross Margin

Total Gross Margin.  Gross margin improved from 69.0% in 2004 to 69.7% in 2005. Our Commercial Operations segment is primarily responsible for the increase in gross margin because of continued growth in higher margin reagent and disposable sales and lean-based efficiencies in our manufacturing operations, which includes tools such as Value Stream Mapping, One-Piece Flow, Kanban Materials Management and Kaizen implementation methodology.

Commercial Operations Gross Margin.  Gross margin in our Commercial Operations segment improved from 68.9% in 2004 to 70.3% in 2005. Gross margin increased as the result of continued growth in higher margin reagent and disposable sales and lean-based efficiencies in our manufacturing operations, as mentioned above.

TriPath Oncology Gross Margin.  Gross margin in our TriPath Oncology segment was 41.6% in 2005 compared with 75.4% in 2004. The decrease in gross margin is the result of increased sales of our lower-margin Interactive Histology Imaging System to Ventana, comprising the majority of 2005 segment revenues, versus high-margin fee revenues dominating TriPath Oncology’s revenues in 2004.

Research and Development

Total Research and Development.  Research and development expenses include salaries and benefits of scientific and engineering personnel, testing equipment, relevant consulting and professional services, components for prototypes and certain facility costs. Consolidated research and development expenses for 2005 were $12,352, a $1,072, or 9.5%, increase from $11,280 in 2004.

Commercial Operations Research and Development.  Our Commercial Operations segment incurred research and development expenses of $2,004 in 2005 versus $2,005 in 2004. Research and development expenditures relating to our Commercial Operations segment reflect research activity related to our cervical cytology product line and the development of manufacturing capabilities for new molecular tests that we are developing. As manufacturing operations are managed through our Commercial Operations segment, costs related to the manufacture of our new molecular tests are assigned to our Commercial Operations segment.

TriPath Oncology Research and Development.  Our TriPath Oncology segment incurred research and development expenses of $10,348 and $9,275 for 2005 and 2004, respectively, an increase of $1,073, or 11.6%. These expenditures reflect the continued development of our interactive histology imaging system and molecular diagnostic markers, reagents and assays.

Regulatory

Total Regulatory.  Regulatory expenses include salaries and benefits of regulatory and quality personnel, costs related to clinical studies and submissions to the FDA, and relevant consulting services. Regulatory expenses for the year ended December 31, 2005 were $3,403, representing a $479, or 12.3%, decrease from $3,882 in 2004.

Commercial Operations Regulatory.  Regulatory expenses were $2,450 in the Commercial Operations segment in 2005, compared with $3,263 in 2004, a decrease of $813, or 24.9%. This reduction in regulatory expense primarily reflected the winding down of clinical trials; in particular, the FocalPoint GS and HPV related clinical trials that were initiated in 2003.

TriPath Oncology Regulatory.  There were $953 of regulatory expenses incurred by the TriPath Oncology segment in 2005 versus $619 in 2004, an increase of $334, or 54.0%. These additional expenses in 2005 related to increased activities associated with beginning the clinical trial activities for our cervical and breast staging products, which will commence in 2006.

Sales and Marketing

Total Sales and Marketing.  Sales and marketing expenses include salaries and benefits of sales, marketing, sales support and service personnel, and their related expenses, as well as non-personnel-related expenses related to marketing our products. Sales and marketing expenses for 2005 were $24,440. This represented a $5,800, or 31.1%, increase from $18,640 in 2004 which was attributable to our commercial operations segment.

Commercial Operations Sales and Marketing.  Sales and marketing expenses for 2005 incurred by the Commercial Operations segment were $23,926. This represented a $5,800, or 32.0%, increase from $18,126 in 2004. This year-over-year increase predominantly reflects the effects of the sales force expansion we began in the third quarter of 2004 and the reintroduction of a number of targeted marketing programs introduced during 2005.

TriPath Oncology Sales and Marketing.  The TriPath Oncology segment incurred sales and marketing expenses of $514 for each of 2005 and 2004. Sales and marketing activities at TriPath Oncology are targeted primarily towards the potential launch, and pre-launch, activities related to our molecular diagnostic products. For both 2004 and 2005 these costs were directed more toward market development activities than to sales related activities.

General and Administrative

Total General and Administrative.  General and administrative expenses include salaries and benefits for administrative personnel, legal and other professional fees and certain facility costs. General and administrative expenses were $13,552 in 2005 compared with $13,138 in 2004. This reflects a net increase of $414, or 3.2%, between 2004 and 2005. The most significant components of this net increase include increases related to: (1) costs related to professional fees, principally additional costs incurred to comply with the requirements of Section 404 and 302 of the Sarbanes-Oxley Act of 2002 and (2) lease expense related to upgrading some of our information technology infrastructure. Partially offsetting these increases were reductions of expense versus 2004 in the following areas: (1) legal fees, (2) depreciation expense as certain assets became fully depreciated during 2005, which is consistent with our move in recent years to utilize an operating lease line of credit to finance capital purchases, and (3) corporate insurance, primarily in our property and casualty and director and officer programs.

Commercial Operations General and Administrative.  General and administrative expenses incurred by the Commercial Operations segment increased $69, or 0.8%, between 2004 and 2005. Our commercial operations segment benefited in this area largely due to reduced depreciation expense, as mentioned above, during 2005.

TriPath Oncology General and Administrative.  General and administrative expenses incurred by the TriPath Oncology segment increased $345, or 7.7% between 2004 and 2005, from $4,486 to $4,831. This increase largely reflected the net increases as described above under Total General and Administrative with the exception of the reduced depreciation expenses.

Operating Income/Loss

Total Operating Income.  Operating income during 2005 was $6,179, a $5,845 improvement compared with operating income of $334 in 2004. The improvement in operating income largely reflects incremental gross profit on new sales of reagents. Total increases in gross profit contributed $12,652 to the net improvement in operating income in 2005, compared with 2004. The increase in gross profit was partially offset by an increase in operating expenses of $6,807 or 14.5%, as described above.

Commercial Operations Operating Income.  Operating income during 2005 attributable to Commercial Operations was $22,075, a $7,331, or 49.7%, improvement from operating income of $14,744 in 2004. The improvement in operating income largely reflects incremental gross profit on new sales of reagents. Total increases in gross profit contributed $12,386 to the net improvement in operating income in 2005, compared with 2004. The increase in gross profit was partially offset by an increase in operating expenses of $5,055, or 15.8%, as described above.

TriPath Oncology Operating Loss.  Operating loss during 2005 attributable to TriPath Oncology was $15,896, a $1,486, or 10.3%, larger operating loss compared with $14,410 in 2004. The larger net operating loss reflects increased operating expenses of $1,752, or 11.8%, as described above, offset in part by increased gross profit of $266, or 55.0%, attributable mainly to fee per use revenues and sales of reagents.

Interest Income and Expense

Total Interest Income and Expense.  Interest income for 2005 was $605, a $316, or 109.3%, increase from $289 earned during 2004, primarily attributable to higher average cash and cash equivalents balances in 2005 and to an environment of rising interest rates throughout 2005. The higher average cash and cash equivalent balances reflect our net increase in cash and cash equivalents balances, as we did generate positive cash flow during all four quarters of 2005 for the first time in our history. Interest expense for 2005 was $9 compared to $18 during 2004, a decrease of 50.0%.

Income Taxes

Total Income Taxes.  Although we recorded net income in during 2005, we had consolidated losses for regular federal income tax purposes in all periods presented, as a result of accumulated net operating losses, thus requiring no provision for regular federal income taxes. Due to limitations in the carry forward of net operating losses for alternative minimum taxes, we recorded federal alternative minimum income tax and foreign and state income taxes of $275 in 2005 versus none in 2004. See “Critical Accounting Policies — Income taxes and valuation allowances” below for an explanation of our net operating loss carryforwards.

Net Income

Total Net Income.  We recorded net income in 2005 of $6,500, which compares with net income of $605 in 2004, and improvement of $5,895, or 974.4%.

Years ended December 31, 2004 and 2003

The table below summarizes our segment results for the years ended December 31, 2004 and 2003. All intersegment revenues have been eliminated. Comments made throughout this discussion related to our segments refer to the figures in these tables:

	Commercial Operations
			Change vs
	2004	2003	2003	% Change
	(In thousands)

Revenues	$67,862	$53,631	$14,231	26.5%
Cost of revenues	21,072	18,361	2,711	14.8%

Gross profit	46,790	35,270	11,520	32.7%
Operating expenses:
Research and development	2,005	2,319	(314)	(13.5)%
Regulatory	3,263	4,763	(1,500)	(31.5)%
Sales and marketing	18,126	17,318	808	4.7%
General and administrative	8,652	7,264	1,388	19.1%

	32,046	31,664	382	1.2%

Operating income	$14,744	$3,606	$11,138	308.9%

	TriPath Oncology
			Change vs
	2004	2003	2003	% Change
	(In thousands)

Revenues	$642	$133	$509	382.7%
Cost of revenues	158	16	142	887.5%

Gross profit	484	117	367	313.7%
Operating expenses:
Research and development	9,275	6,542	2,733	41.8%
Regulatory	619	671	(52)	(7.7)%
Sales and marketing	514	1,006	(492)	(48.9)%
General and administrative	4,486	4,423	63	1.4%

	14,894	12,642	2,252	17.8%

Operating loss	$(14,410)	$(12,525)	$(1,885)	15.0%

Revenues

Total Revenues.  Total revenues for the year ended December 31, 2004 were $68,504, a 27.4% increase from revenues of $53,764 for 2003. Compared with 2003, this net increase in total revenues was primarily due to (i) an increase in reagent sales of $13,669, or 35.0%, (ii) a net decrease in instrument sales of $499, or 6.6%, (iii) a net increase of $1,061 in other revenues, which consisted primarily of fee-per-use sales, service on system placements and freight and (iv) an increase in revenues recorded at TriPath Oncology of $509.

Commercial Operations Revenues.  Revenues for the year ended December 31, 2004 from the Commercial Operations segment were $67,862, a 26.5% increase from revenues of $53,631 for 2003. In 2004, reagent sales increased $13,669 worldwide compared with 2003. Domestic sales of our SurePath and PrepStain reagents increased $10,117, or 33.3%, while international sales increased $3,552, or 41.3%. As a percentage of total revenues, reagent and disposable sales increased from 72.6% in 2003 to 76.9% in 2004. Worldwide we acquired in excess of 80 new SurePath laboratory customers, 37 in the U.S. Net realized revenue per test in 2004 decreased domestically 5% from 2003. This resulted from a decline in average price per test that was predominantly attributable to a shift in our revenue mix as a significantly larger percentage of revenues resulted from sales to the large commercial laboratory segment in the U.S. The large commercial laboratory segment accounted for 24.1% of all SurePath cervical cytology test kits sold in the U.S. in 2004 as compared to 16.1% in 2003. The increase in business from large commercial laboratory customers is a result of our growing relationships with Quest Diagnostics, LabCorp, AmeriPath and LabOne (recently acquired by Quest Diagnostics) and increasing focus of our sales and marketing efforts on the large commercial laboratory segment. As we shifted our focus to the large commercial laboratory segment, we did experience a deceleration in the rate of growth of our traditional and more fully penetrated customer base. Our SurePath Test Pack’s share of the domestic Pap smear testing market in the U.S. was approximately 15% at the end of 2004 versus approximately 12% at the end of 2003.

Sales of instruments decreased $499, or 6.6%, during 2004 compared to 2003. Worldwide sales of PrepStain instruments for preparation of thin-layer slides for the SurePath liquid-based Pap test decreased by $1,105, or 32.0%, during 2004, including a domestic decrease of $281, or 32.8%. Revenues related to the sale of PrepStain instruments decreased $824, or 31.8%, internationally compared with 2003. This decrease occurred most notably in England as a significant number of instruments were acquired in 2003 by our distributor in anticipation of the UK’s adoption of liquid-based Pap methodology. We placed 76 PrepStain instruments in the U.S., 66 under reagent rental agreements, and 46 outside the U.S., 2 under reagent rental agreements, during 2004. This compares with 103 PrepStain units placed in the U.S., 87 under reagent rental agreements, and 64 units placed outside the U.S., 2 under reagent rental agreements, in 2003. Worldwide sales of FocalPoint systems increased $507 during 2004. In the U.S., revenues generated from the sale of FocalPoint systems decreased $917 while revenues generated from fee-per-use agreements increased $296 (revenues generated from fee-per-use agreements are considered Other Revenue). The 2003 FocalPoint system revenues included non-recurring revenues from a large sale of instruments to Kaiser Permanente. Revenues generated from the sale and rental of FocalPoint systems outside the U.S. increased $1,424, primarily due to increased sales in Europe. In 2004, we placed 11 units net of returns in the U.S., 5 under fee-per-use agreements net of returns, and sold 10 units outside the U.S. This compares with 17 units in the U.S., 11 under fee-per-use agreements, and 4 units sold outside the U.S., in 2003. In 2003, 27 units were returned in total, of which 25 were from U.S. customers, as part of our ongoing efforts to rationalize the use of systems originally placed for screening of conventional Pap smears. Revenues recorded for SlideWizard system sales increased $99 between 2004 and 2003. We placed 13 SlideWizard units in 2004 compared with 8 in 2003.

Other revenues, consisting primarily of fee-per-use sales, service on system placements, and freight increased $1,061 during 2004. FocalPoint fee-per-use revenues increased $296 in 2004 compared to 2003, while service revenues worldwide increased $811 over 2003. Freight revenues also increased $203 from 2003 to 2004. Other net decreases were $249.

TriPath Oncology Revenues.  Revenues recorded at TriPath Oncology increased $509 from $133 in 2003 to $642 in 2004, an increase of 382.7%. This increase is largely attributable to $500 of non-recurring revenues recorded in 2004 and resulted primarily from an imaging related fee resulting from the sale of an imaging research system.

Gross Margin

Total Gross Margin.  Gross margin improved from 65.8% in 2003 to 69.0% in 2004. Our Commercial Operations segment was primarily responsible for the increase in gross margin because of continued growth in higher margin reagent and disposable sales and lean-based efficiencies in our manufacturing operations, which includes tools such as Value Stream Mapping, One-Piece Flow, Kanban Materials Management and Kaizen implementation methodology. Additionally, TriPath Oncology recorded increased gross margin due to a non-recurring imaging related fee.

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

Research and Development

Total Research and Development.  Research and development expenses include salaries and benefits of scientific and engineering personnel, testing equipment, relevant consulting and professional services, components for prototypes and certain facility costs. Consolidated research and development expenses for 2004 were $11,280, a 27.3% increase from $8,861 in 2003.

Commercial Operations Research and Development.  Our Commercial Operations segment incurred research and development expenses of $2,319 and $2,005 in 2003 and 2004, respectively, a decrease of 13.5%. Research and development expenditures relating to our Commercial Operations segment reflect research activity related to our cervical cytology product line and the development of manufacturing capabilities for new molecular tests that we are developing.

TriPath Oncology Research and Development.  Our TriPath Oncology segment incurred research and development expenses of $6,542 and $9,275 for 2003 and 2004, respectively, an increase of 41.8%. These expenditures reflected the redirection of imaging research and development activities to the development of instrument platforms for our molecular diagnostic programs and the incremental expenses related to the development of our molecular diagnostic markers, reagents and assays. The increase in expenses incurred in 2004 versus 2003 largely reflects the loss of the amortization of a deferred credit that we had been recording as an offset to research and development expense over the 30 months ended January 2004, when this credit expired. Whereas 2003 contained a credit of $2,479 offset against research and development expenses, 2004 reflected only $207 of this expense credit, resulting in an increase to expenses of $2,272 related to this item. The balance of the net increase in these expenses was related to the acceleration of efforts on our existing molecular diagnostic programs.

Regulatory

Total Regulatory.  Regulatory expenses include salaries and benefits of regulatory and quality personnel, costs related to clinical studies and submissions to the FDA, and relevant consulting services. Regulatory expenses for the year ended December 31, 2004 were $3,882, representing a 28.6% decrease from $5,434 in 2003.

Commercial Operations Regulatory.  Regulatory expenses were $3,263 in the Commercial Operations segment in 2004, compared with $4,763 in 2003, a decrease of $1,500, or 31.5%. This reduction in regulatory expense primarily reflected the winding down of clinical trials, in particular, the FocalPoint GS and HPV related clinical trials that were initiated in 2003. In addition, costs were higher in 2003 as the result of activities related to the European IVDD compliance initiatives.

TriPath Oncology Regulatory.  There were $619 of regulatory expenses incurred by the TriPath Oncology segment in 2004 versus $671 in 2003. This modest decrease was in part due to the fact that our efforts to complete several clinical trials in our Commercial Operations segment were our primary focus at the time.

Sales and Marketing

Total Sales and Marketing.  Sales and marketing expenses include salaries and benefits of sales, marketing, sales support and service personnel, and their related expenses, as well as non-personnel-related expenses related to marketing our products. Sales and marketing expenses for 2004 were $18,640. This represented a 1.7% increase from $18,324 in 2003.

Commercial Operations Sales and Marketing.  Sales and marketing expenses for 2004 incurred by the Commercial Operations segment were $18,126. This represented a 4.7% increase from $17,318 in 2003. This year-over-year increase predominantly reflects the beginning of our sales force expansion in the third quarter of 2004 and to the reintroduction of a number of targeted marketing programs during late 2003 and the first half of 2004.

TriPath Oncology Sales and Marketing.  Sales and marketing expenses for 2004 incurred by the TriPath Oncology segment were $514. This represented a 48.9% decrease from $1,006 in 2003 and was largely attributable to a redirection of efforts aimed to support the early stage reorganization and expansion of our sales and marketing activities targeted primarily towards our pursuit of additional business under our agreements with large commercial laboratories, as well as in anticipation of the launch of our future molecular diagnostic products.

General and Administrative

Total General and Administrative.  General and administrative expenses include salaries and benefits for administrative personnel, legal and other professional fees and certain facility costs. General and administrative expenses were $13,138 in 2004 compared with $11,687 in 2003. This reflects a net increase of $1,451, or 12.4%, between 2003 and 2004 and is largely attributable to increases in costs related to professional fees, principally litigation and costs incurred to comply with the requirements of Section 404 and 302 of the Sarbanes-Oxley Act of 2002 (which relate to internal controls over financial reporting and certification of disclosure), corporate insurance, and consulting fees. These increases were offset somewhat by lower personnel-related expenses, including lower incentive compensation expenses, and a lower provision for doubtful accounts. Professional fees increased by $1,889 between 2003 and 2004, largely attributable to litigation costs. We recorded increases in corporate insurance costs between 2004 and 2003 of $154, while costs related to Board of Director fees increased $126. In total, these expenses increased by about $2,169. Personnel-related costs decreased in 2004 by $600. Additionally, we experienced a decrease in our provision for doubtful accounts of $180 from 2003 to 2004. Other net increases and decreases were individually, and collectively, insignificant.

Commercial Operations General and Administrative.  General and administrative expenses incurred by the Commercial Operations segment increased $1,388, or 19.1% between 2003 and 2004, from $7,264 to $8,652. This increase is largely attributable to increases in costs related to professional fees, principally litigation and costs incurred to comply with the requirements of Section 404 and 302 of the Sarbanes-Oxley Act of 2002, corporate insurance, and consulting fees as discussed above. Also, as discussed above, these increases were offset somewhat by lower personnel-related expenses and a lower provision for doubtful accounts.

TriPath Oncology General and Administrative.  General and administrative expenses incurred by the TriPath Oncology segment increased $63, or 1.4% between 2003 and 2004, from $4,423 to $4,486. This increase largely reflected increases in professional fees and costs incurred to comply with requirements of Section 404 and 302 of the Sarbanes-Oxley Act of 2002 and insurance costs offset by decreases in personnel-related incentive expenses.

Operating Income/(Loss)

Total Operating Income/(Loss).  Operating income from operations during 2004 was $334, a $9,253 improvement compared with an operating loss of $8,919 in 2003. The improvement in operating income largely reflects incremental gross profit on new sales of reagents. Total increases in gross profit contributed $11,887 to the net improvement in operating income in 2004, compared with 2003. The increase in gross profit was partially offset by an increase in operating expenses of $2,634 or 5.9%, as described above.

Commercial Operations Operating Income.  Operating income during 2004 attributable to Commercial Operations was $14,744, an $11,138, or 308.9%, improvement from operating income of $3,606 in 2003. The improvement in operating income largely reflects incremental gross profit on new sales of reagents. Total increases in gross profit contributed $11,520 to the net improvement in operating income in 2004, compared with 2003. The increase in gross profit was partially offset by an increase in operating expenses of $382, or 1.2%, as described above.

TriPath Oncology Operating Loss.  Net operating loss during 2004 attributable to TriPath Oncology was $14,410, a $1,885, or 15.0%, larger operating loss compared with $12,525 in 2003. The larger net operating loss reflects increased operating expenses of $2,252, or 17.8%, as described above, offset in part by modest gross profit, attributable mainly to a non-recurring imaging-related fee of $367.

Interest Income and Expense

Total Interest Income and Expense.  Interest income for 2004 was $289, a 30.0% decrease from the $413 earned during 2003, primarily attributable to lower average cash and cash equivalents balances in 2004. The lower average cash and cash equivalent balances reflected our net decrease in cash and cash equivalents balances averaged $167 per month during 2004, though we did generate positive cash flow during both the third and fourth quarters of 2004 for the first time in our history. Interest expense for 2004 was $18, compared to $32 during 2003. This decrease was due to reduced balances outstanding resulting from principal repayments under our debt facilities.

Net Income/(Loss)

Total Net Income/(Loss).  We recorded net income in 2004 of $605 which compares with a net loss of $8,538 in 2003, an improvement of $9,143, or 107.1%. Although we recorded net income in 2004, we had consolidated federal income tax losses in all periods presented, due to accumulated net operating losses. See “Critical Accounting Policies — Income taxes and valuation allowances” below for an explanation of our net operating loss carryforwards.

Liquidity and Capital Resources

Since our formation and until 2004, our expenses had significantly exceeded our revenues, resulting in an accumulated deficit of $225,915 as of December 31, 2005. We have funded our operations primarily through the private placement and public sale of equity securities, debt facilities and product sales resulting in cumulative net proceeds of $371,061 as of December 31, 2005. We had cash and cash equivalents of $22,457 at December 31, 2005.

We funded our operations in 2005 from cash and cash equivalents on hand and revenues from both our Commercial Operations and TriPath Oncology segments.

The table below summarizes certain key components of our cash flow and working capital for 2005, 2004 and 2003, as well as changes between 2005 and 2004 and changes between 2004 and 2003. Comments made throughout this discussion refer to the figures in this table.

				2005 vs. 2004		2004 vs. 2003
	2005	2004	2003	$ Change	% Change	$ Change	% Change
	(In thousands)

Cash Flow Type
Operating	$4,553	$(1,900)	$(12,534)	$6,453	339.6%	$10,634	(84.8)%
Investing	(1,612)	(1,541)	50	$(71)	4.6%	$(1,591)	(3,182)%
Financing	836	1,186	843	$(350)	(29.5)%	$343	40.7%
Cash and cash equivalents	22,457	18,949	20,954	$3,508	18.5%	$(2,005)	(9.6)%

Operating

2005 versus 2004

Cash provided by operating activities was $4,553 during 2005, compared with net cash used of $1,900 during 2004, an improvement of $6,453. This improvement in net cash provided by operations versus net cash used in operations was largely attributable to improved operating performance. We recorded net income of $6,500 for 2005 compared with $605 for 2004, an improvement of $5,895. This improvement in earnings was augmented by a further $558, comprised of an increase in non-cash items of $1,043 offset by a net increase of $485 in the use of cash in operating assets and liabilities between 2004 and 2005.

The increase in non-cash items of $856 between 2005 and 2004 was primarily due to an increase in non-cash sales discount of $759 and an increase of $297 in depreciation. Amortization of deferred research and development credits decreased by $207 and we and we reduced our reserve for obsolete and slow-moving inventory by $383. Other net increases amounted to $163.

The net increase of $485 in the use of cash in operating assets and liabilities between 2004 and 2005 was primarily affected by a reduction in working capital applied to accounts payable and accrued expenses of $6,830 offset by an increase in working capital applied to accounts receivable and notes receivable and net investments in sales-type leases of $3,668 and inventory of $2,353. The reduction in working capital applied to accounts payable and accrued expenses was primarily attributable to personnel-related expenses, inventory purchases and clinical trial-related payments. The increase in working capital applied to accounts and notes receivable and net investments in sales-type leases was attributable to increased revenues and the increase in working capital applied to inventory was attributable to investments in inventory, including customer use assets. Additional working capital was also applied to increased prepaid items and other assets of $804. Other changes in operating assets and liabilities reflected a net use of cash of $490.

2004 versus 2003

Negative operating cash flow during 2004 was caused in large part by investments in customer use asset placements of $3,728, included in inventory changes, and reductions in accounts payable and accrued expenses of $4,521. These uses of cash were partially offset by non-cash items, primarily depreciation of $4,097, amortization of intangible assets of $841 and amortization of non-cash sales discount of $519. Additionally, we generated net income of $605 in 2004. Negative operating cash flow during 2003 was caused primarily by operating losses of $8,538 and the settlement of a contingent liability of $2,410. The net improvement in cash used in operations between 2004 and 2003 was $10,634 and was largely attributable to improved earnings (reduced net loss) of $9,143 from 2003 to 2004. This improvement in earnings was augmented by a further $1,491, comprising an increase in non-cash items of $2,807, offset by an increase of $1,316 in the use of cash in operating assets and liabilities between 2003 and 2004. The increase in non-cash items of $2,807 was primarily due to an increase in depreciation of $558, amortization of non-cash sales discount of $519, and a decrease in the amortization of deferred research and development credits of $2,272. The primary factors affecting the increase in the use of cash in operating assets and liabilities between 2003 and 2004 were decreases in accounts payable and accrued expenses of $8,448, primarily attributable to decreased incentive compensation and clinical trial accruals, offset by funding from accounts receivable, notes receivable and net investments in sales-type leases of $3,424, as we held receivables essentially flat in 2004 in spite of increasing revenues, and $2,410 attributable to the payment of an amount in settlement of a contingent liability in 2003.

Investing

Cash used in investing activities in 2005 was $1,612 compared with cash used in investing activities of $1,541 in 2004 and cash provided by investing activities of $50 in 2003. Our capital expenditures were $1,588 in 2005, $1,215 in 2004, and $146 in 2003, with expenditures primarily attributable to the purchase of machinery and equipment. We have no material commitments for future capital expenditures. During 2004 we added $319 to intangible assets versus $24 in 2005, a decreased use of cash of $295. In 2004, we acquired rights to certain intellectual property in connection with our work at TriPath Oncology for an initial payment of $319.

Financing

2005 versus 2004

Our cash provided by financing activities for 2005 decreased by $350, or 29.5%, compared to 2004, from $1,186 to $836. These cash flows were most impacted by debt activity and stock option exercises. We had no borrowings during 2005 versus $365 during 2004. Additionally, we received less cash from stock option exercises and common stock issued under our employee stock purchase plan in 2005 versus 2004 by $346. Partially offsetting these reductions of cash from financing activities were lower payments on debt and leases in 2005, where we paid $361 less in 2005 than in 2004.

2004 versus 2003

Our cash provided by financing activities for 2004 increased by $343, or 40.7%, compared to 2003, to $1,186 from $843. These cash flows were most impacted by debt activity and stock option exercises. We had $633 of borrowings during 2003 versus $365 during 2004. Additionally, we received less cash from stock option exercises and common stock issued under our employee stock purchase plan in 2004 versus 2003 by $379. Offsetting these reductions of cash from financing activities were lower payments on debt and leases in 2004, where we paid $990 less in 2004 than in 2003.

Litigation

We compete with Cytyc Corporation (Cytyc) with respect to the sale of our FocalPoint and Cytyc’s sale of its ThinPrep Imaging System. We believe Cytyc’s ThinPrep Imaging System infringes our patents. In 2003 we filed a lawsuit seeking damages and injunctive relief to stop such infringement and, Cytyc filed a separate action seeking a declaratory judgment in their favor. On January 5, 2004, those suits were consolidated into a single action in the United States District Court for the District of Massachusetts. The case numbers for the consolidated action are 1:03-CV-12630-DPW and 1:03-CV-11142-DPW. The case numbers are for reference only and the corresponding pleadings are expressly not incorporated into this document by reference. Fact and expert discovery have been completed. A claim construction or Markman ruling was issued by the court on November 28, 2005. The court has entered a scheduling order setting forth certain deadlines through June 2006, including those for conducting mediation and filing of summary judgment motions. We anticipate that a trial will be scheduled sometime in late 2006 or the first half of 2007. We are unable to predict the ultimate outcome. Similarly, we are unable to predict the potential effect on our business and results of operations that any outcome may ultimately have.

Financing Arrangements

In January 2005, we renewed our $7,500 working capital facility with Silicon Valley Bank. We also extended the term of the line of credit to 15 months with an expiration date of April 27, 2006. The entire amount of the line is available as long as certain financial covenants are met. If these covenants are not met, the available balance is limited to an amount equal to 80% of eligible accounts receivable. At December 31, 2005, we were entitled to borrow the full amount of the line, less amounts secured by the letter of credit referred to below. The renewed line offers either a prime-based (prime plus 0.25%) or LIBOR-based (LIBOR plus 2.0%) pricing option for advances made under it and is collateralized by substantially all of our assets. The line of credit carries customary covenants, including the maintenance of a minimum modified quick ratio, minimum tangible net worth, and other requirements. We had no outstanding borrowings under this agreement at December 31, 2005, though the availability under the line of credit could provide additional funding if needed.

In April 2003 we obtained a one-year commitment for a $2,500 lease line of credit with General Electric Capital Corporation (GE Capital). This commitment, which carried three-year lease terms for items acquired under it, was used to secure operating leases for assets, primarily equipment. In March 2004, this line was renewed for $2,000 (in addition to amounts for assets already leased under the line). Terms of the new line were substantially the same as the expiring line. The primary difference is that lease terms under the new line range from 30 to 36 months. The interest rates on the various schedules under this lease line range from 2.85% to 3.45%. As of December 31, 2005, assets with an original cost of $1,917 were leased under this lease line. Future minimum lease payments under this lease line are $1,023.

During August 2002, we secured a $1,500 lease line of credit from Bank of America. Bank of America assigned the leases under this line to GE Capital in 2004. This line is secured by a letter of credit against our line of credit with Silicon Valley Bank in the amount of $424 (see Note 5 to the Condensed Consolidated Financial Statements). This lease line of credit, which carries three-year lease terms for items acquired under it, is being used to secure operating leases for assets, primarily equipment. The interest rates on the various schedules under this lease line range from 2.75% to 2.90%. As of December 31, 2005, assets with an original cost of $1,286 were leased under this lease line. As this line has expired, no further assets will be leased under this line of credit. Future minimum lease payments under this lease line are $345.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities which we cannot reasonably predict future payment. The following chart represents our contractual obligations, aggregated by type (in thousands):

	Payments Due by Period
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Operating and capital lease obligations	$11,949	$2,252	$2,557	$1,499	$5,641

Total contractual obligations	$11,949	$2,252	$2,557	$1,499	$5,641

Off-Balance Sheet Arrangements

We have no other long-term debt commitments and no off-balance sheet financing vehicles.

Outlook
(amounts in thousands, except per share amounts)

Our success in 2006 will depend on our ability to continue to take advantage of the opportunities for growth that we have created over the past five years, our ability to balance the costs associated with effective research, development, and marketing and selling programs with revenue growth, and the extent to which we can continue to leverage our operating infrastructure.

We estimate that full year revenues for 2006 will be in the range of $102,000 to $105,000 and will reflect continued growth in our cervical cytology business as well as revenues generated from the early commercialization of some of our molecular diagnostic reagents and molecular imaging systems. Revenues for any particular period will depend upon the timing of certain remaining deferred sales discounts that we would amortize over a six-month period if and when it becomes probable that any of two currently unexercisable tranches of warrants held by Quest Diagnostics may vest upon achievement of certain sales-based milestones. Quest Diagnostics earned the warrants under two of the four sales-based milestones in 2005, leaving two to be earned in future periods. While not certain, it is possible that certain sales-based milestones for these two tranches of warrants will be achieved by Quest Diagnostics that, if met, will result in additional non-cash sales discounts of up to $1,619 in 2006.

We expect that our growth in revenues in 2006 will be primarily driven by the sale of reagents and disposables as well as growth from the sum of sales, rentals and usage fees derived from new and existing placements of our instruments. We expect that revenues from our cytology products will grow approximately 18% to 20% and that revenues generated from some of our molecular reagents and interactive histology imaging system will increase by approximately 100% from 2005.

Given our anticipated revenue mix, we expect that our gross margins will fall into a range of between 67% and 70% in 2006. As we continue our focus on the large commercial laboratory segment, we expect to continue to face a corresponding deceleration in the relative growth of business within our traditional and more fully penetrated customer base. As sales to large commercial laboratories continue to increase, there may be some downward pressure on gross margin as the selling prices of our tests to higher volume customers, such as these large commercial laboratories, tend to be lower than selling prices to our other laboratory customers. We anticipate this downward trend may be somewhat offset as continued improvements to our manufacturing costs, due to higher volumes and efficiencies from our lean-based manufacturing programs, continue to favorably impact cost of goods sold. The extent to which gross margin is affected as the result of this trend will depend upon the relative number of tests sold to the higher volume laboratories at any point in time.

The structure of our agreement with Ventana relating to the sale of a Ventana branded version (VIAS) of our interactive histology imager may also impact our gross margin in 2006. Pursuant to the agreement we will receive a fixed payment for each imager manufactured for Ventana and usage fees for each Ventana test processed on each imaging system after placement with a Ventana customer. The instrument transfer price includes a small premium over our cost of manufacture and, as a result, will generate a gross margin for each instrument sold that is lower than is typical for our instrument sales. The anticipated gross margin associated with the usage fees approaches 100%. Since most of the activity in the first year of this agreement will logically relate to the initial placement of imaging systems, we anticipate that most revenues generated from this relationship in the first half of 2006 will reflect the lower gross margin associated with the instrument transfer price. We expect that this downward trend will be offset by the higher gross margin generated over time from usage fees, which we anticipate will become more significant during the latter half of 2006. The extent to which the overall gross margin is affected will depend on the extent to which Ventana is successful in placing instruments and generating tests from each instrument placed.

We expect our operating expenses to increase in 2006 by 15% to 20% from those from those reported in 2005. The most significant increase in operating expenses that we expect in 2006 will occur in our regulatory and clinical affairs programs. We expect that these expenses will increase by $6,500 to $7,000 in 2006 as we invest in our breast cancer staging and cervical screening (SurePath Molecular Pap test) clinical trials and collect additional data in support of a resubmission to the FDA relating to our FocalPoint GS Imaging System. We expect that expenses related to our clinical trials will be greatest in the first half of 2006 and will begin to decline in the third quarter. As we have transitioned our molecular imaging system, our breast cancer staging assay, and the SurePath Molecular Pap test either into the market place or into clinical trials, we have completed a number of development activities related to these products. We therefore expect to reduce research and development costs by approximately 10% in 2006. We expect that the impact of the actions taken in January 2006 related to the completion of these development activities will result in cost reductions beginning in the second quarter as, termination costs related to these cost reductions will principally be reflected in the first quarter of 2006. We expect that sales and marketing expenses will increase by approximately 15% to 20% in 2006 as we experience the full-year impact of the expanded sales and marketing activities that we implemented in 2005. We expect that general and administrative expenses will be comparable to those recorded in 2005.

Our Commercial Operations segment has been profitable for over three years and generated operating income of $22,075 in 2005, an increase of 49.7% over 2004. We expect that this segment will continue to generate significant operating income and cash. The excess cash flow generated from the Commercial Operations segment has been, and will continue to be utilized in part to fund the operations of our TriPath Oncology segment. We anticipate that the TriPath Oncology segment, which includes all research and development, regulatory, sales and marketing, and administrative expenses relating to our molecular diagnostic programs, will incur $1,500 to $2,000 of expenses per month during 2006 as we engage in clinical trials with respect to our cervical screening and breast staging assays, generate internal and external research studies on our RUO reagents for ovarian screening, select a multiplexing testing platform for our blood based screening assays that will allow for simultaneous detection of multiple markers from a very small volume of blood, adapt our ovarian screening assay to this testing platform in advance of anticipated clinical trials in 2007, introduce Class I IHC kits that incorporate our Pro Ex C biomarkers, and expand the VIAS testing menu.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” The adoption of SFAS 123(R)’s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position or overall cash flow. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of Pro forma net loss and loss per share in footnote 2 (Stock Based Compensation) of our financial statements. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We adopted this Standard as of January 1, 2006 and will use the modified prospective application transition method. Our current estimate for the non-cash impact of implementing FAS 123(R) on existing stock-based compensation instruments is less than $0.01 per share for full year 2006. However, if we issue annual grants of stock-based compensation instruments during 2006, as we typically do around the time of our annual shareholders’ meeting in May, there will be additional impact on our earnings per share. Since the majority of our outstanding options were vested in 2005 or prior, our current estimate of the total stock-based compensation expense in 2006, if stock-based compensation is granted, is an impact to earnings per share of between $0.01 and $0.02 per share, principally during the second half of 2006. This is discussed further below under “Recently Issued Accounting Standards.”

We believe that we can continue to manage our cash to minimize the need for additional outside sources of cash in 2006. For the second straight year, we experienced positive cash flow from the business during 2005. While our positive cash flow is an important milestone, we may experience one or two additional quarters of negative cash flow in any given period, but we anticipate generating positive cash flow for the full year 2006 as a whole and beyond. We expect that our capital expenditures for 2006 may range from $1,000 to $1,500. We may borrow from our line of credit with Silicon Valley Bank to finance part, or all, of those capital expenditures. While the line is set to expire in April 2006, we have no reason to believe the line will not be renewed for another twelve-month term. We have remaining availability under a commitment for a $1,000 lease line of credit that will be utilized for equipment placed under operating leases. We believe that our existing cash, our expectation of continuing to generate positive cash flow for the full-year 2006, anticipated additional debt and/or lease financing for internal use assets, rental placements of PrepStain and fee-per-use placements of FocalPoint instruments will be sufficient to enable us to meet our future cash obligations for at least the next 12 months.

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

Certain factors, among others, that could cause our actual results to differ materially from what is expressed in those forward-looking statements include the following:

•	we may be unable to increase sales and revenues at our historical rates;

•	we may not receive revenues when or in the amounts anticipated;

•	we may not be able to maintain profitability;

•	we may have to reflect non-cash sales discounts in connection with warrants held by Quest Diagnostics for different financial periods than we expect, depending upon if and when it becomes probable that certain sales-based milestones may be met in connection with our agreement with Quest Diagnostics;

•	we may not be able to increase our penetration of the very competitive large commercial laboratories to the extent we expect, and we may not be able to maintain and grow our business within our traditional customer base to the extent we expect;

•	we may not achieve revenues to the degree expected from our relationship with Ventana and the sale of analyte-specific reagents and research use only products derived from our molecular oncology development program;

•	our expanded sales and marketing presence may not have the expected impact, and we may face attrition issues customary for such an expansion;

•	we may incur greater expenses than we expect generally and with our clinical trials and sales and marketing efforts specifically;

•	our clinical trials may take longer to complete than we expect and may be unsuccessful;

•	we may not receive FDA approval for our FocalPoint GS and HPV-related applications;

•	we may not receive FDA clearance for processing additional Ventana assays on the interactive histology imager on schedule or at all, and we may be required to obtain additional FDA and other regulatory approvals for the interactive histology imager, along with approvals for processing the assays, which we may not receive in a timely manner or at all;

•	revenues from our agreement with Ventana may not materialize to the extent we expect;

•	we may not be successful in selling TriPath Oncology’s pre-IVD (in-vitro diagnostic) products and services;

•	sales of our stock by Roche Holdings, Inc., which owns approximately 20% of our stock, may significantly impact our stock price;

•	we may need to obtain additional financing in the future;

•	we may be unable to obtain and maintain adequate patent and other proprietary rights protection of our products and services;

•	our products may not receive regulatory, pricing and reimbursement approval when we expect, if at all;

•	we may be unable to comply with the extensive domestic and international governmental regulatory, pricing and reimbursement approval and review procedures and other regulatory requirements to which the manufacture and sale of our products are subject, or lack the financial resources to bear the expense associated with such compliance;

•	our products may not be accepted by the market to the extent we expect and the frequency of use of our screening products may decline;

•	TriPath Oncology may be unable to successfully develop and commercialize molecular diagnostic oncology products when anticipated, if at all;

•	external studies of our product candidates may not come to the conclusions we expect;

•	TriPath Oncology may be unable to license markers needed to optimize its product candidates;

•	we may be unable to establish and maintain licenses, strategic collaborations and distribution arrangements;

•	we and laboratories using our products may not obtain adequate levels of third-party reimbursement for our products;

•	we may lack the financial resources necessary to further develop our marketing and sales capabilities domestically and internationally or to expand our manufacturing capability;

•	competition and technological, scientific and medical, changes may make our products or potential products and technologies less attractive, used less frequently, or obsolete;

•	our promotional discounts, sales and marketing programs and strategies may not have their expected effect; and

•	uncertainties resulting from the initiation and continuation of our litigation with a competitor could have a material adverse effect on our ability to continue our operations.

Some of these factors and others are discussed in more detail in Exhibit 99.1 “Factors Affecting Future Operating Results” to this Annual Report on Form 10-K for the year ended December 31, 2005, which exhibit is incorporated into this report by reference.

Income Taxes and Tax Loss Carryforwards

We generated federal taxable income before carryforwards for the first time in 2005, but such income was completely offset by prior net operating loss carryforwards. We recognized current domestic income tax expense, however, as a result of limitations with respect to federal alternative minimum tax net operating loss carryforwards and insufficient state loss carryforwards to fully offset state taxable income. In 2003 and 2004, the effective tax rate was 0%. In 2005, the effective tax rate was 4.1%. The increase is due to alternative minimum tax and state taxes, as discussed above.

Realization of deferred tax assets is dependent on future taxable earnings, if any, the timing and amount of which are uncertain. Accordingly, we have established valuation allowances, in amounts equal to the net deferred tax assets as of December 31, 2005 and 2004.

At December 31, 2005, we had net operating loss carryforwards of approximately $211,928 for federal income tax purposes and approximately $91,550 for state income tax purposes. We also had approximately $2,429 in research and development credit carryforwards and $144 alternative minimum tax credit carryforwards. The federal and state net operating loss carryforwards have expiration periods that begin in 2007 and 2006, respectively, and end in 2024. The research and development credit carryforwards have expiration periods that begin in 2017 and end in 2025. The alternative minimum tax credit carryforward has no expiration date. Approximately $6,990 of the net tax loss carryforwards is attributed to deductions for stock options, the tax effect of which is credited to equity when recognized.

In accordance with Section 382 of the Internal Revenue Code of 1986, as amended and similar state provisions, ownership changes with respect to a 1995 stock issuance and our 1999 merger with NeoPath, Inc. have resulted in the imposition of substantial annual limitations on our use of net operating losses and credit carryforwards attributable to periods before the changes.

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

We believe the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements. We reviewed our policies and determined that those policies identified below as our critical accounting policies remain our most critical accounting policies for the year ended December 31, 2005. We did not make any changes in those policies during the year.

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

Allowance for Doubtful Accounts

We continually monitor amounts due, and payments from our customers and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. When we evaluate the adequacy of our allowance for doubtful accounts, we take into account various factors including our accounts and notes receivable and net investments in sales-type leases agings, customer credit-

worthiness, historical bad debts and current economic trends. We age receivables from customers based on contractual terms. From time to time, customers are slow in paying amounts due us.

We closely monitor delinquent accounts with past due balances outstanding, and will continue to do so, to determine the need, if any, to further increase our allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. If reimbursement from third party payors to our laboratory customers was to be reduced or otherwise changed substantially, our ability to collect outstanding accounts receivable could be impacted significantly as the laboratory would have to look to other sources (like the patient) for payment, and that could complicate the laboratory’s billing and collection efforts by increasing the number, and decreasing the size, of customers from whom they would need to collect amounts. If a trade receivable ages past one year, our policy is to consider the receivable balance non-performing if there has been no measurable contact or dialogue with the customer. These receivables would typically be fully reserved for by this point. Once a receivable is classified as non-performing, then we consider whether to charge-off the receivable balance against our allowance for doubtful accounts. Factors that figure into this determination include the extent and nature of dialogue we have with the customer and whether the customer is still in business.

In assessing the adequacy of our allowance for doubtful accounts, finance management meets, typically once or twice monthly, with individuals responsible for collecting outstanding accounts and notes receivable and net investments in sales-type leases balances. Management reviews the work undertaken during the course of the month by those responsible for collections and guides activities for the following week’s actions intended toward collections of outstanding accounts and notes receivable and net investments in sales-type leases. Accounts are discussed specifically, and to the extent they show potential for aging beyond acceptable limits, adjustments to our allowance for doubtful accounts are discussed and made. If required, accounts are placed on credit hold status to stimulate payments on aging accounts. We ensure the sales organization is aware of collection-related actions we take on individual accounts, including placing accounts on credit hold, so that they can intervene in the collection process as well.

At December 31, 2005 and 2004, our accounts receivable, notes receivable and net investments in sales-type leases, net of allowance for doubtful accounts of $1,324 and $1,262, respectively, was $18,798 and $14,796. See additional commentary under “Liquidity and Capital Resources — Operating” above for further discussion of our allowance for doubtful accounts and related bad debt expense.

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

Over half, approximately 57%, of our inventory is related to our FocalPoint product. Of that FocalPoint inventory, much of it is classified as raw material, or component parts. A significant reason we consider accounting policies around inventory as critical is due to the relatively slower moving nature of the FocalPoint instrument. We continue to monitor actual demand for the product and the economic environment into which we will be selling it during 2006. We had been recording additional expense during 2003 and 2004 to build a reserve for this inventory. After reviewing these factors during 2005, we reversed $308 of excessive reserves for obsolete and slow-moving inventory. We will continue to monitor inventory and related reserves during 2006.

At December 31, 2005 and 2004, our total inventory balance, net of reserves for obsolescence of $2,704 and $3,105, respectively was $12,564 and $10,723.

Valuation of long-lived and intangible assets

We review the value of our long-lived assets, including patents and other intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. If we determine that the carrying value of intangibles and long-lived assets may not be recoverable based upon one or more indicators of impairment, the asset is written down to its estimated fair value based on a discounted cash flow basis. There was no impairment loss recorded in either 2005 or 2004.

We consider long-lived and intangible assets to warrant the designation of critical for several reasons. One is tied to the issue mentioned in “Inventory” above, the relatively slower moving nature of the FocalPoint instrument. One of our ways of selling FocalPoint instruments is under usage-based arrangements (fee-per-use). We have a number of FocalPoint instruments recorded on the balance sheet in the account “Customer use assets.” We continue to monitor actual demand for the product and the economic environment into which we will be selling it during 2006. Should these instruments be returned prior to the term of the agreements, there could be possible impairment issues surrounding these assets. The second reason we consider long-lived and intangible assets a critical accounting area is due to the nature of our reliance on our intellectual property. Should competitors develop and market products that would render ours redundant or obsolete, then we would face impairment issues surrounding our intangible assets as well.

After reviewing the relevant factors affecting our assets in these categories, we do not believe that it is necessary to record any further adjustments to our long-lived and intangible assets.

Income taxes and valuation allowances

We account for income taxes using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities. Due to cumulative tax losses prior to 2005 and the uncertainty of generating future taxable income, however, a valuation allowance equal to the amount of the net deferred tax assets has been established. We will evaluate and review the need to reduce the valuation allowance on a quarterly basis, primarily based on our estimates of future taxable income. Changes in our assessment of the need for a valuation allowance could give rise to a credit to income tax expense in the period of change except for the portion attributed to deductions for stock options which would be reflected as a direct increase to stockholder’s equity.

At December 31, 2005, we had net operating loss carryforwards of approximately $211,928 for federal income tax purposes and approximately $91,550 for state income tax purposes. We also had approximately $2,429 in research and development credit carryforwards and $144 alternative minimum tax credit carryforwards. The federal and state net operating loss carryforwards have expiration periods that begin in 2007 and 2006, respectively, and end in 2024. The research and development credit carryforwards have expiration periods that begin in 2017 and end in 2025. The alternative minimum tax credit carryforward has no expiration date. Approximately $6,990 of the net tax loss carryforwards is attributed to deductions for stock options, the tax effect of which is credited to equity when recognized.

In accordance with Section 382 of the Internal Revenue Code of 1986, as amended and similar state provisions, ownership changes with respect to a 1995 stock issuance and our 1999 merger with NeoPath, Inc. have resulted in the imposition of substantial annual limitations on our use of net operating losses and credit carryforwards attributable to periods before the changes.

We consider the accounting for income taxes to be critical for two primary reasons. First, the size of the valuation allowance is significant, and, second, utilization of net operating loss and credit carryforwards are subject to complex treatment under the Code and may expire unused.

Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . .”. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier adoption permitted. The provisions of SFAS No. 151 shall be applied prospectively. We adopted this Standard as of January 1, 2006 and the adoption did not have a material impact on our consolidated financial statements.

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

In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements using a fair value-based method. SFAS No. 123(R) was to be effective as of the beginning of the first interim period that began after June 15, 2005. In April of 2005, the U.S. Securities and Exchange Commission (“SEC”) announced that it would delay the effective date for financial statement compliance with SFAS No. 123(R) until the first annual reporting period of the registrant’s first fiscal year beginning after June 15, 2005. We adopted this Standard as of January 1, 2006 and will use the modified prospective application transition method. Our current estimate for the non-cash impact of implementing FAS 123(R) on existing stock-based compensation instruments is less than $0.01 per share for full year 2006. However, if we issue annual grants of stock-based compensation instruments during 2006, as we typically do around the time of our annual shareholders’ meeting in May, there will be additional impact on our earnings per share. Our current estimate of the total stock-based compensation expense in 2006, if stock-based compensation is granted, is an impact to earnings per share of between $0.01 and $0.02 per share, principally during the second half of 2006.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of SFAS No. 143” (“FIN No. 47”). FIN No. 47 provides clarification with respect to the timing of liability recognition of legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. FIN No. 47 is effective no later that the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. There was no impact on our operating results or financial condition as a result of adopting this interpretation.

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

In June 2005, the Emerging Issues Task Force issued Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased After Lease Inception or Acquired in a Business Combination” (“EITF No. 05-6”). EITF No. 05-6 states that leasehold improvements that are placed in service significantly after, and not contemplated at or near the beginning of the lease term, should be amortized over the shorter of the useful life of the assets or a term that includes the required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. Leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. We are required to apply EITF No. 05-6 to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. There was no impact on our operating results or financial condition as a result of adopting EITF No. 05-6.

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (SFAS No. 155). SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. We do not expect the adoption of SFAS No. 155 to have a material impact on our consolidated financial statements.

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

Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. Our financial results and cash flows are subject to fluctuation due to changes in interest rates, primarily from our investment of available cash balances in highly rated institutions. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Liquidity and Capital Resources” for further discussion of the impact of interest rates on our financial results. We operate in several foreign countries and are subject to fluctuations in foreign currencies to a minor extent. We have no foreign exchange contracts, option contracts, or other foreign hedging arrangements. However, the impact of fluctuations in foreign currencies on our financial results has not been material and is unlikely to have a material adverse effect on our business, financial condition or results of operations in the future.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management has concluded that our internal control over financial reporting is effective as of December 31, 2005. Ernst & Young LLP, an independent registered public accounting firm that audited the Company’s financial statements included in this annual report, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. This report is included in our Consolidated Financial Statements.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

The response to this item is contained in part under the caption “Executive Officers of the Registrant” in Part I, Item 1A hereof and the remainder is incorporated herein by reference from the discussion responsive thereto under the captions “Election of Directors,” “Election of Directors — Board and Committee Matters,” and “Section 16(a) Beneficial Reporting Compliance” in our Proxy Statement relating to our Annual Meeting of Stockholders scheduled for May 31, 2006 (the “Proxy Statement”).

We have adopted a Code of Business Conduct and Ethics (the “code of ethics”) that applies to all of our directors, officers and employees. The code of ethics is filed as an exhibit to this Report and we have posted the text of the code of ethics on our website which can be accessed at http://www.tripathimaging.com. Alternatively, interested parties may request, in writing, a copy of this Form 10-K, without charge. Such requests should be made to TriPath Imaging, Inc., Attn: Investor Relations, 780 Plantation Drive, Burlington, North Carolina 27215.

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

3. Exhibits

The exhibits are listed under Part IV, Item 15(b) of this report.

(b) Exhibits

3.1		Restated Certificate of Incorporation of the Company. Filed as Exhibit 3.1 to our Form 10-Q for the quarter ended June 30, 2002 (File No. 0-22885) and incorporated herein by reference.
3.2		Amended and Restated By-laws of the Company. Filed as Exhibit 3.2 to our Form 10-Q for the quarter ended June 30, 2002 (File No. 0-22885) and incorporated herein by reference.
4.1		Specimen of Common Stock Certificate. Filed as Exhibit 4.1 to our Registration Statement on Form S-1 (File No. 333-30227) and incorporated herein by reference.
10	.1*	Amended and Restated 1996 Equity Incentive Plan. Filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2004 (File No. 0-22885) and incorporated herein by reference.
10	.2*	Amended and Restated 1997 Director Stock Option Plan. Filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2004 (File No. 0-22885) and incorporated herein by reference.
10	.3*	Form of Indemnification Agreement between the Company and its Directors and Executive Officers. Filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-30227) and incorporated herein by reference.
10.4		Lease Agreement dated as of July 28, 1997 by and between Carolina Hosiery Mills, Inc. and the Company. Filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-30227) and incorporated herein by reference.
10.5		Lease Agreement dated June 12, 1998 by and between Carolina Hosiery Mills, Inc. and AutoCyte, Inc. Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 1998 (File No. 0-22885) and incorporated herein by reference.
10.6		Amendment dated March 2, 1999 to Lease Agreement dated July 28, 1997 by and between Carolina Hosiery Mills, Inc. and AutoCyte, Inc. Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 1999 (File No. 0-22885) and incorporated herein by reference.
10.7		Intellectual Property Purchase Agreement dated as of April 24, 1999 by and between NeoPath, Inc. and AutoCyte, Inc. Filed as Exhibit 10.21 to the Amendment No. 2 to the Company’s S-1 (File No. 333-82121) and incorporated herein by reference.
10.8		Loan and Security Agreement dated as of January 31, 2000 (the “Loan and Security Agreement”) by and between Silicon Valley Bank and TriPath Imaging, Inc. Filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2000 (File No. 0-22885) and incorporated herein by reference.
10.9		Securities Purchase Agreement dated as of July 31, 2001 by and between the Company and Becton, Dickinson and Company. Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2001 (File No. 0-22885) and incorporated herein by reference.
10.10		License and Intellectual Property Access Agreement dated as of July 31, 2001 by and between the Company and Becton, Dickinson and Company. Filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2001 (File No. 0-22885) and incorporated herein by reference.
10.11		Development and License Agreement dated as of July 31, 2001 by and among the Company, Becton, Dickinson and Company and TriPath Oncology, Inc. Filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2001 (File No. 0-22885) and incorporated herein by reference.

10.12		Sublicense Agreement dated as of July 31, 2001 by and among the Company, Becton, Dickinson and Company and TriPath Oncology, Inc. Filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2001 (File No. 0-22885) and incorporated herein by reference.
10.13		Lease Agreement between NeoPath, Inc. and Teachers Insurance & Annuity Association dated October 1, 1994 (the “Lease Agreement”) and all amendments thereto. Filed as Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2001 (File No. 0-22885) and incorporated herein by reference.
10.14		Sixth Amendment dated September 30, 2003 to Lease Agreement between TriPath Imaging, Inc. (as successor-in-interest to NeoPath, Inc.) and Teachers Insurance & Annuity Association dated October 1, 1994. Filed as Exhibit 10.14 to the Company’s Form 10-K for the year ended December 31, 2003 (File No. 0-22885) and incorporated herein by reference.
10.15		Sublease Agreement by and between NeoPath, Inc. and Antioch Bible Church dated as of August 31, 1999. Filed as Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2001 (File No. 0-22885) and incorporated herein by reference.
10	.16†	OEM Supply Agreement dated November 1, 2001 by and between Tecan Schweiz AG and the Company. Filed as Exhibit 10.28 to the Company’s Form 10-K for the year ended December 31, 2001 (File No. 0-22885) and incorporated herein by reference.
10.17		Amendment dated December 1, 2001 to Lease Agreement dated June 12, 1998 by and between Carolina Hosiery Mills, Inc. and TriPath Imaging, Inc. Filed as Exhibit 10.29 to the Company’s Form 10-K for the year ended December 31, 2001 (File No. 0-22885) and incorporated herein by reference.
10.18		Lease Agreement dated as of February 6, 2002 by and between TBC Place Partners II, LLC and TriPath Oncology, Inc. Filed as Exhibit 10.31 to the Company’s Form 10-K for the year ended December 31, 2001 (File No. 0-22885) and incorporated herein by reference.
10.19		Lease Agreement dated as of July 1, 2002 by and between Banc of America Leasing & Capital, LLC and TriPath Imaging, Inc. Filed as Exhibit 10.24 to the Company’s Form 10-K for the year ended December 31, 2002 (File No. 0-22885) and incorporated herein by reference.
10.20		Fourth Loan Modification Agreement to the Loan and Security Agreement effective as of January 31, 2003 by and between Silicon Valley Bank and TriPath Imaging, Inc. Filed as Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2002 (File No. 0-22885) and incorporated herein by reference.
10.21		Fifth Loan Modification Agreement to the Loan and Security Agreement effective as of January 28, 2004 by and between Silicon Valley Bank and TriPath Imaging, Inc. Filed as Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2003 (File No. 0-22885) and incorporated herein by reference.
10.22		Lease Agreement dated as of March 13, 2003 by and between General Electric Capital Corporation and TriPath Imaging, Inc. Filed as Exhibit 10.1 to our Form 10-Q for the quarter ended March 31, 2003 (File No. 0-22885) and incorporated herein by reference.
10.23		Addendum No. 1, dated September 1, 2003, to Sublease Agreement by and between NeoPath, Inc. and Antioch Bible Church dated as of August 31, 1999. Filed as Exhibit 10.23 to the Company’s Form 10-K for the year ended December 31, 2003 (File No. 0-22885) and incorporated herein by reference.
10	.24*	Form of the Company’s Incentive Stock Option Certificate under the Company’s Amended and Restated 1996 Equity Incentive Plan for all its employees, including its executive officers. Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2004 (File No. 0-22885) and incorporated herein by reference.
10	.25*	Form of the Company’s Non-Statutory Stock Option Certificate under the Company’s Amended and Restated 1996 Equity Incentive Plan for all its employees, including its executive officers, and its directors. Filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2004 (File No. 0-22885) and incorporated herein by reference.
10	.26*	Form of the Company’s Non-Statutory Stock Option Agreement under the Company’s 1997 Director Stock Option Plan for its directors. Filed as Exhibit A to Appendix D to our Definitive Proxy Statement on Schedule 14A filed with the Commission on April 22, 2004 (File No. 0-22885) and incorporated herein by reference.

10	.27*	Form of Director Option Agreement Amendment dated as of August 3, 2004 between the Company and Haywood D. Cochrane, Jr., Robert E. Curry, Ph.D., Richard A. Franco, R. Ph., Arthur King, Ph.D. and Robert L. Sullivan. Filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 1998 (File No. 0-22885) and incorporated herein by reference.
10	.28*	Change of Control Agreement dated as of August 3, 2004 between the Company and Paul R. Sohmer, M.D. Filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended September 30, 2004 (File No. 0-22885) and incorporated herein by reference.
10	.29*	Form of Change of Control Agreement dated as of August 3, 2004 between the Company and Stephen P. Hall, Johnny D. Powers, Ph.D. and Ray W. Swanson, Jr. Filed as Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended September 30, 2004 (File No. 0-22885) and incorporated herein by reference.
10	.30*	TriPath Imaging, Inc. 2006 Bonus Plan, adopted by the Compensation Committee of the Board of Directors on January 26, 2006. Filed herewith.
10	.31*	Director Compensation at March 31, 2006. Filed herewith.
10	.32*	Amendment to Lease dated August 1, 2004 between Carolina Hosiery Mills, Inc. and our Company. Filed as Exhibit 10.32 to the Company’s Form 10-K for the year ended December 31, 2004 (File No. 0-22885) and incorporated herein by reference.
10	.33*	TriPath Imaging, Inc. 2001 Employee Stock Purchase Plan. Filed as Appendix B to our Definitive Proxy Statement on Schedule 14A filed with the Commission on April 24, 2001 (File No. 0-22885) and incorporated herein by reference.
10	.34*	Warrant Purchase Agreement between the Company and Quest Diagnostics Incorporated, dated as of May 5, 2004. Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2004 (File No. 0-22885) and incorporated herein by reference.
10	.35*	Amendment No. 1 dated July 27, 2005 to the Amended and Restated 1996 Equity Incentive Plan. Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2005 (File No. 0-22885) and incorporated herein by reference.
10	.36*	Amendments dated May 24, 2005 and May 31, 2005 to Amended and Restated 1997 Director Stock Option Plan, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2005 (File No. 0-22885) and incorporated herein by reference.
14.1		Code of Business Conduct and Ethics of the Company. Filed as Exhibit 14.1 to the Company’s Form 10-K for the year ended December 31, 2003 (File No. 0-22885) and incorporated herein by reference.
21.1		List of all subsidiaries of the Company. Filed herewith.
23.1		Consent of Ernst & Young LLP, independent registered public accounting firm. Filed herewith.
31.1		Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.
31.2		Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.
32		Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.
99.1		Factors Affecting Future Operating Results. Filed herewith.

*	Indicates a management contract or compensatory plan.

†	Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to both Rule 406 of the Securities Act of 1933, as amended, and Rule 24b-2 of the Securities Exchange Act of 1934, as amended, as applicable. Omitted information is identified with asterisks in the appropriate places in the agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Burlington, State of North Carolina, on February 28, 2006.

TRIPATH IMAGING, INC.

By:	/s/ Paul R. Sohmer
Paul R. Sohmer, M.D.
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 28th day of February, 2006.

Signature	Title

/s/ Paul R. Sohmer Paul R. Sohmer, M. D	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Stephen P. Hall Stephen P. Hall	Senior Vice-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Haywood D. Cochrane, Jr. Haywood D. Cochrane, Jr.	Director

/s/ Robert E. Curry Robert E. Curry, Ph.D.	Director

/s/ Richard Franco Richard Franco	Director

/s/ Arthur T. King Arthur T. King, Ph.D.	Director

/s/ Gail F. Lieberman Gail F. Lieberman	Director

/s/ Robert L. Sullivan Robert L. Sullivan	Director

TRIPATH IMAGING, INC.

TRIPATH IMAGING, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON THE FINANCIAL STATEMENTS

The Board of Directors and Stockholders
TriPath Imaging, Inc.

We have audited the accompanying consolidated balance sheets of TriPath Imaging, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TriPath Imaging, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TriPath Imaging, Inc. internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2006 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Raleigh, North Carolina
February 17, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We have audited management’s assessment, included in Item 9a of TriPath Imaging, Inc.’s Form 10-K filed with the Securities and Exchange Commission, that TriPath Imaging, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TriPath Imaging, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that TriPath Imaging, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, TriPath Imaging, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TriPath Imaging, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of TriPath Imaging, Inc. and our report dated February 17, 2006 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Raleigh, NC
February 17, 2006

TRIPATH IMAGING, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$22,457	$18,949
Accounts and notes receivable, net	15,647	12,976
Net investment in sales-type leases	828	667
Inventory, net	12,564	10,723
Other current assets	1,676	1,582

Total current assets	53,172	44,897
Customer use assets, net	8,044	7,688
Property and equipment, net	4,556	3,290
Other assets	2,362	2,734
Net investment in sales-type leases, net of current portion	1,807	1,043
Patents, less accumulated amortization of $4,433 and $3,752 at December 31, 2005 and 2004, respectively	5,111	5,792
Other intangible assets, less accumulated amortization of $1,427 and $1,229 at December 31, 2005 and 2004, respectively	1,916	2,090

Total assets	$76,968	$67,534

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,459	$3,668
Accrued expenses	5,323	3,750
Deferred revenue and customer deposits	1,106	1,551
Obligations under capital lease	23	—
Current portion of debt	—	19

Total current liabilities	10,911	8,988

Long-term portion of obligations under capital lease	98	—

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 98,000,000 shares authorized; 38,324,632 and 38,127,501 shares issued and outstanding at December 31, 2005 and 2004, respectively	383	381
Additional paid-in capital	291,561	290,114
Deferred compensation	—	(11)
Accumulated deficit	(225,915)	(232,415)
Accumulated other comprehensive income	11	477
Treasury stock, at cost, 10,000 shares and 0 shares at December 31, 2005 and 2004, respectively	(81)	—

Total stockholders’ equity	65,959	58,546

Total liabilities and stockholders’ equity	$76,968	$67,534

See accompanying notes to consolidated financial statements.

TRIPATH IMAGING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except
	per share amounts)

Revenues	$85,961	$68,504	$53,764
Cost of revenues	26,035	21,230	18,377

Gross profit	59,926	47,274	35,387
Operating expenses:
Research and development	12,352	11,280	8,861
Regulatory	3,403	3,882	5,434
Sales and marketing	24,440	18,640	18,324
General and administrative	13,552	13,138	11,687

	53,747	46,940	44,306

Operating income/(loss)	6,179	334	(8,919)
Interest income	605	289	413
Interest expense	(9)	(18)	(32)

Income/(loss) before income taxes	6,775	605	(8,538)
Income taxes	275	—	—

Net income/(loss)	$6,500	$605	$(8,538)

Earnings/(loss) per common share
Basic	$0.17	$0.02	$(0.23)

Diluted	$0.17	$0.02	$(0.23)

See accompanying notes to consolidated financial statements.

TRIPATH IMAGING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
		Additional			Other		Total
		Paid-In	Deferred	Accumulate	Comprehensive		Stockholders’
	Common Stock	Capital	Compensation	Deficit	Income/(Loss)	Treasury Stock	Equity
	(In thousands)

Balance at January 1, 2003	$375	$283,396	$(78)	$(224,482)	$(34)	—	$59,177
Exercise of options and warrants	3	1,232	—	—	—	—	1,235
Issuance of common stock under employee stock purchase plan	1	358	—	—	—	—	359
Re-pricing of stock options	—	49	—	—	—	—	49
Amortization of deferred compensation	—	—	26	—	—	—	26
Foreign currency translation	—	—	—	—	63	—	63
Net loss	—	—	—	(8,538)	—	—	(8,538)

Comprehensive loss						—	(8,475)

Balance at December 31, 2003	379	285,035	(52)	(233,020)	29	—	52,371
Exercise of options and warrants	2	967	—	—	—	—	969
Issuance of common stock under employee stock purchase plan	—	246	—	—	—	—	246
Issuance of warrants as consideration under incentive sales agreement	—	3,896	—	—	—	—	3,896
Adjustment to deferred compensation	—	(30)	30	—	—	—	—
Amortization of deferred compensation	—	—	11	—	—	—	11
Foreign currency translation	—	—	—	—	448	—	448
Net income	—	—	—	605	—	—	605

Comprehensive income						—	1,053

Balance at December 31, 2004	381	290,114	(11)	(232,415)	477	—	58,546
Exercise of options and warrants	2	713	—	—	—	—	715
Issuance of common stock under employee stock purchase plan	—	235	—	—	—	—	235
Issuance of warrants as consideration under incentive sales agreement	—	499	—	—	—	—	499
Amortization of deferred compensation	—	—	11	—	—	—	11
Purchase of Company stock	—	—	—	—	—	(81)	(81)
Foreign currency translation	—	—	—	—	(466)	—	(466)
Net income	—	—	—	6,500	—	—	6,500

Comprehensive income							6,034

Balance at December 31, 2005	$383	$291,561	$—	$(225,915)	$11	(81)	$65,959

See accompanying notes to consolidated financial statements.

TRIPATH IMAGING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

OPERATING ACTIVITIES
Net income/(loss)	$6,500	$605	$(8,538)
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Depreciation	4,394	4,097	3,539
Amortization of intangible assets	879	830	817
Amortization of deferred compensation	11	11	26
Provision for doubtful accounts	50	3	180
Reserve for obsolete and slow-moving inventory	(308)	75	400
Non-cash equity compensation	—	—	49
Amortization of non-cash sales discount	1,278	519	—
Amortization of deferred research and development	—	(207)	(2,479)
Loss on disposal of fixed assets	—	24	13
Provision for income taxes	91	—	—
Changes in operating assets and liabilities:
Accounts, notes and lease receivables	(2,994)	196	(4,363)
Inventory	(5,941)	(3,588)	(3,522)
Other current assets	(102)	702	(1,011)
Other long-term assets	(1,170)	(692)	443
Accounts payable and accrued expenses	2,309	(4,521)	3,927
Deferred revenue and customer deposits	(444)	46	395
Other current liabilities	—	—	(2,410)

Net cash provided by (used in) operating activities	4,553	(1,900)	(12,534)
INVESTING ACTIVITIES
Purchases of property and equipment	(1,588)	(1,215)	(146)
Additions to other intangible assets	(24)	(319)	—
Other	—	(7)	196

Net cash (used in) provided by investing activities	(1,612)	(1,541)	50
FINANCING ACTIVITIES
Issuance of common stock under employee stock purchase plan	235	246	359
Proceeds from exercise of stock options and warrants	715	969	1,235
Purchase of Company stock	(81)	—	—
Proceeds from debt	—	365	633
Payment of capital lease obligations	(14)
Payments on debt and leases	(19)	(394)	(1,384)

Net cash provided by financing activities	836	1,186	843
Effect of exchange rate changes on cash	(269)	250	24

Net increase (decrease) in cash and cash equivalents	3,508	(2,005)	(11,617)
Cash and cash equivalents at beginning of year	18,949	20,954	32,571

Cash and cash equivalents at end of year	$22,457	$18,949	$20,954

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$9	$18	$32
Cash paid for income taxes	184	—	—
NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of warrants as consideration under incentive sales agreement	$499	$3,896	$—
Capital lease obligations incurred	135	—	—

See accompanying notes to consolidated financial statements.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2005 presentation. These reclassifications had no effect on previously reported net income/(loss) or financial position.

Revenue Recognition

We record revenue from the sale, rental and/or lease of our systems and from the sale of related consumables. Additionally, we record revenue from service contracts on our systems and other miscellaneous revenues.

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

TRIPATH IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We also offer leasing alternatives. Under these transactions, we may, or may not, recognize revenue on system hardware depending on the particular details of the lease. We respond to customer needs by offering both capital an operating lease alternatives. Under the capital lease alternative, revenue is recognized initially as an instrument sale with part of the lease payments being allocated to interest income, and service revenues, if applicable, over the lease term. Under operating leases, we do not recognize any revenue related to the instrument sale, but recognize revenue as rental income over the lease term.

Sales of consumable products are recorded on shipment. Billings and costs related to shipping products to customers are included in both revenues and cost of revenues, respectively.

Deferred Revenue

Deferred revenue principally consists of up-front cash receipts related to FocalPoint and PrepStain service and equipment contracts and the revenue portion subject to contingencies under capitalized leases. The deferred revenue subject to contingencies under capitalized leases will be recognized once those contingencies have been resolved. Revenue related to service and equipment contracts is recognized ratably over the life of the contract.

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

Notes Receivable

Notes receivable are stated at outstanding principal less unearned discounts for interest receivable and our allowance for doubtful accounts. Our policy for uncollectible notes receivable and our accounting treatment of the allowance for doubtful accounts is the same as that noted under Trade Receivables above. At December 31, 2005 and 2004, unearned discounts for interest receivable amounted to $102 and $0, respectively.

Net investment in sales-type leases

In connection with our fee-per-use equipment usage agreements with customers, we allow customers to use the instruments for more than 75% over the estimated useful life of the asset, generally with terms between 42 and 60 months. As a result, these arrangements are treated as sales-type leases, in accordance with accounting principles generally accepted in the United States of America. At December 31, 2005 and 2004, unearned discounts for interest receivable amounted to $326 and $235, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value (first-in first-out basis). Net realizable value of inventory is reviewed in detail on an on-going basis, with consideration given to deterioration, obsolescence, movement and other factors.

TRIPATH IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Customer-Use Assets

PrepStain and FocalPoint systems manufactured for fee-per-use or operating lease placements are carried in inventory until the systems are shipped, at which time they are moved to customer-use assets (non-current assets). Net movements of $3,654, $3,790, and $2,381 occurred between customer-use assets and inventory during 2005, 2004, and 2003, respectively. Customer-use assets are depreciated to the estimated residual value on a straight-line basis over their estimated useful life, which ranges from four to seven years. Depreciation expense of customer-use assets amounted to $3,298, $2,715, and $2,103 during 2005, 2004, and 2003, respectively.

Prior to October 1, 2005, we estimated a $0 salvage value to our FocalPoint systems being used as customer-use assets. However, based upon periodic evaluation of these units, we increased the salvage value on our FocalPoint systems from $0 to $60 per instrument. We believe the revised amount reflects the historical experience and more appropriately reflects the salvage value of these assets. This change in accounting estimate decreased 2005 depreciation expense by approximately $170.

Property and Equipment

Property and equipment is stated at cost and is depreciated to the estimated residual values on a straight-line basis over the estimated useful lives (typically three to seven years) of the individual assets. Leased property under capital leases, included in property and equipment, is stated at cost and is amortized on a similar basis. Leasehold improvements are amortized over the lesser of the estimated useful lives or the remaining term of the lease.

Depreciation expense of property and equipment, which also includes amortization of assets recorded under capital leases, amounted to $1,096, $1,382, and $1,436 during 2005, 2004, and 2003, respectively. Net movements of $656, ($62) and $817 occurred between customer use assets and property and equipment during 2005, 2004 and 2003, respectively.

Patents

Patents consist of patents and core technology acquired from Neuromedical Systems, Inc. Such assets are amortized using the straight-line method over estimated useful lives ranging from 14 to 20 years. Included in operations in 2005, 2004 and 2003, respectively, is $681, $667 and $667 of amortization expense attributable to patents. Annual amortization expense of $681 is expected to continue until the patents are fully amortized.

Other Intangible Assets

Other intangible assets consist of acquired rights to certain intellectual property surrounding our pathology workstation products, our location-guided screening technology and our molecular diagnostic products. Such assets are amortized using the straight-line method over estimated useful lives ranging from 10 to 20 years. Amortization expense of other intangible assets amounted to $198, $163, and $150 during 2005, 2004, and 2003, respectively. An annual amortization rate of $206 is anticipated from 2006 onwards based on our other intangible assets in existence at December 31, 2005.

Impairment of Long-Lived Assets and Recoverability of Intangibles

We account for impairments of long-lived and intangible assets subject to amortization using SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that companies (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted cash flows and (2) subsequently measure an impairment loss as the difference between the carrying amount and fair value of the asset.

Product Warranty Obligation

We record a liability for product warranty obligations at the time of sale based upon historical warranty experience. The term of the warranty is generally twelve months. We also record an additional liability for specific

TRIPATH IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

warranty matters when they become known and are reasonably estimable. We typically do not accept product returns. The product warranty obligations are recorded as a component of accrued expenses.

A summary of the product warranty obligation reserve activity is as follows:

	December 31,
	2005	2004	2003

Balance, beginning of year	$(159)	$(387)	$(440)
Accruals	(222)	(175)	(311)
Settlements made	109	208	334
Warranties expired/adjustments	139	195	30

Balance, end of year	$(133)	$(159)	$(387)

Income Taxes

We account for income taxes using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded against the deferred tax asset when it is more likely than not that some or all of the deferred tax asset will not be realized. We have established valuation allowances, in amounts equal to the net deferred tax assets as of December 31, 2005 and 2004, in each period to reflect these uncertainties (see Note 6).

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

TRIPATH IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Had compensation cost for our stock options been determined based on the fair value at the date of grant consistent with the provisions of SFAS 123 and 148, with respect to our Equity Incentive Plan and our Employee Stock Purchase Plan (see Note 7), our pro forma net loss and loss per share would have been as follows:

	Year-Ended December 31,
	2005	2004	2003

Net income/(loss), as reported	$6,500	$605	$(8,538)
Stock-based compensation included in reported net income/(loss)	11	11	26
Stock-based compensation expense under fair value based method for all plans	(10,469)	(5,145)	(3,536)

Pro forma net loss	$(3,958)	$(4,529)	$(12,048)

Earnings/(loss) per common share
Basic:
As reported	$0.17	$0.02	$(0.23)
Pro forma	$(0.10)	$(0.12)	$(0.32)
Diluted:
As reported	$0.17	$0.02	$(0.23)
Pro forma	$(0.10)	$(0.12)	$(0.32)

See also Recently Issued Accounting Standards below.

Earnings/(Loss) Per Common Share

We follow the provisions of SFAS No. 128, “Earnings Per Share”, which requires us to present basic and diluted earnings/(loss) per share. Basic earnings/(loss) per share information is calculated by dividing the net income/(loss) by the weighted-average number of shares of common stock outstanding during all periods presented. Diluted earnings per share is calculated by dividing net income/(loss) by the weighted-average number of shares of common stock outstanding after giving effect to all potentially dilutive shares of common stock, as if they had been issued at the beginning of the period presented. Potentially dilutive shares of common stock result from our outstanding stock options and warrants. Certain potential shares, attributable to certain stock options and warrants, were excluded from diluted earnings per share because their impact was antidilutive. The calculation of diluted loss per share for 2003 excludes all potential shares because their effect would be antidilutive (see Note 7).

Advertising Expense

The cost of advertising is expensed as incurred. Advertising and marketing expense, including expenses related to participation in trade shows, amounted to $1,645, $1,354, and $793 during 2005, 2004, and 2003, respectively.

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

Concentration of Credit Risk and Financial Instruments

Our principal financial instruments subject to potential concentration of credit risk are cash and cash equivalents, trade receivables, investments in sales-type leases and notes receivable, and accounts payable and accrued expenses. We invest our funds in highly rated institutions and believe that the financial risks associated with cash and cash equivalents are minimal. The fair values of our financial instruments approximate their carrying values due to their relatively short maturity and our discounting of unearned interest receivable. We limit our exposure in any individual receivable and financial instrument. We provide an allowance for doubtful accounts equal to the estimated losses to be incurred in the collection of trade receivables, investments in sales-type leases and notes receivable and discount our notes receivable for unearned interest receivable.

Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges... .”. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier adoption permitted. The provisions of SFAS No. 151 shall be applied prospectively. We adopted this Standard as of January 1, 2006 and the adoption did not have a material impact on our consolidated financial statements.

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

In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements using a fair value-based method. SFAS No. 123(R) was to be effective as of the beginning of the first interim period that began after June 15, 2005. In April of 2005, the U.S. Securities and

TRIPATH IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Exchange Commission (“SEC”) announced that it would delay the effective date for financial statement compliance with SFAS No. 123(R) until the first annual reporting period of the registrant’s first fiscal year beginning after June 15, 2005. We adopted this Standard as of January 1, 2006 and will use the modified prospective application transition method. Our current estimate for the non-cash impact of implementing FAS 123(R) on existing stock-based compensation instruments is less than $0.01 per share for full year 2006. However, if we issue annual grants of stock-based compensation instruments during 2006, as we typically do around the time of our annual shareholders’ meeting in May, there will be additional impact on our earnings per share. Our current estimate of the total stock-based compensation expense in 2006, if stock-based compensation is granted, is an impact to earnings per share of between $0.01 and $0.02 per share, principally during the second half of 2006.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of SFAS No. 143” (“FIN No. 47”). FIN No. 47 provides clarification with respect to the timing of liability recognition of legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. FIN No. 47 is effective no later that the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. There was no impact on our consolidated financial statements as a result of adopting this interpretation.

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

In June 2005, the Emerging Issues Task Force issued Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased After Lease Inception or Acquired in a Business Combination” (“EITF No. 05-6”). EITF No. 05-6 states that leasehold improvements that are placed in service significantly after, and not contemplated at or near the beginning of the lease term, should be amortized over the shorter of the useful life of the assets or a term that includes the required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. Leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. We are required to apply EITF No. 05-6 to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. There was no impact on our consolidated financial statements as a result of adopting EITF No. 05-6.

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (SFAS No. 155). SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c)

TRIPATH IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. We do not expect the adoption of SFAS No. 155 to have a material impact on our consolidated financial statements.

3.	Financial Statement Information

Select detailed financial statement information is as follows:

	December 31,
	2005	2004

Accounts and notes receivable
Trade accounts receivable	$16,081	$13,477
Current portion of notes receivable	591	584
Other accounts receivable	65	177

	16,737	14,238
Allowance for doubtful accounts	(1,090)	(1,262)

	15,647	12,976

Inventory
Stage of production:
Raw materials	$10,052	$9,067
Work-in-process	861	1,747
Finished goods	4,355	3,014

	15,268	13,828
Reserves for obsolete and slow moving inventory	(2,704)	(3,105)

	$12,564	$10,723

Categories:
Instruments	$13,197	$12,293
Reagents and consumables	2,071	1,535

	15,268	13,828
Reserves for obsolete and slow moving inventory	(2,704)	(3,105)

	$12,564	$10,723

Other current assets
Current portion of deferred sales discount	$779	$779
Other assets	897	803

	$1,676	$1,582

Customer-use assets
Customer-use systems	$17,400	$14,696
Accumulated depreciation	(9,356)	(7,008)

	$8,044	$7,688

TRIPATH IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2005	2004

Property and equipment
Machinery and equipment	$4,574	$4,051
Demonstration equipment	4,172	3,490
Furniture, fixtures and improvements	1,940	1,696
Leasehold improvements	1,589	1,362
Vehicles	10	10
Computer equipment and software	5,407	5,257
Machinery and equipment under capital lease	135	—

Total property and equipment	17,827	15,866
Accumulated depreciation	(13,271)	(12,576)

	$4,556	$3,290

Other assets
Notes receivable, net of current portion	$750	110
Deferred sales discount, net of current portion	1,819	2,597
Deposits	27	27
Allowance for doubtful accounts	(234)	—

	$2,362	$2,734

Accrued expenses
Accrued payroll and related benefits	$3,689	$2,488
Accrued taxes	968	681
Accrued warranty costs	133	159
Other accrued expenses	533	422

	$5,323	$3,750

TRIPATH IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Allowance for Doubtful Accounts

A summary of the allowance for doubtful accounts activity is as follows:

	December 31,
	2005	2004	2003

Balance, beginning of year	$1,262	$2,277	$3,554
Amounts charged to expense	50	3	180
Amounts charged to allowance	(4)	(1,018)	(1,457)
Recoveries	16	—	—

Balance, end of year	$1,324	$1,262	$2,277

As noted above, $1,090 of the December 31, 2005 allowance for doubtful accounts balance is allocated to trade receivables and the current portion of notes receivable, while the remaining $234 is allocated to the long-term portion of notes receivable.

5.	Long-Term Obligations and Commitments

Working Capital Facility

In January 2005, we renewed our $7,500 working capital facility with Silicon Valley Bank. We also extended the term of the line of credit to 15 months with an expiration date of April 27, 2006. The entire amount of the line is available as long as certain financial covenants are met. If these covenants are not met, the available balance is limited to an amount equal to 80% of eligible accounts receivable. At December 31, 2005, we were entitled to borrow the full amount of the line. The renewed line offers either a prime-based (prime plus 0.25%) or LIBOR-based (LIBOR plus 2.0%) pricing option for advances made under it and is collateralized by substantially all of our assets. The line of credit carries customary covenants, including the maintenance of a minimum modified quick ratio, minimum tangible net worth, and other requirements. We had no outstanding borrowings under this agreement at December 31, 2005. At December 31, 2004, maturities of other outstanding short-term debt raised to fund working capital were $19, all of which were repaid in the first quarter of 2005.

Leases and Lease Lines of Credit

During April 2003, we obtained a $2,500 lease line of credit from General Electric Capital Corporation (“GE Capital”). Individual operating lease schedules under this lease line carry three-year terms. Financing charges are based on the fixed basic term lease rate factor. The interest rates on the various schedules which are incorporated into the lease payments under this lease line, which are incorporated into the operating lease payments, range from 2.85% to 3.45%. The lease line is being used as an alternative source of capital to secure operating leases for assets, primarily equipment. In March 2004, this line was renewed for $2,000 (in addition to amounts for assets already leased under the line). Terms of the new line are substantially the same as the expiring line. The primary difference is that lease terms under the new line range from 30 to 36 months. As of December 31, 2005 and 2004, respectively, assets with an original cost of $1,917 and $1,707 were leased under our lease lines with GE Capital. Future minimum lease payments under this lease line are $1,023 as of December 31, 2005.

During August 2002, we obtained a $1,500 lease line of credit from Bank of America. Bank of America assigned the leases under this line to GE Capital in 2004. Amounts used under this lease line are secured by a letter of credit against our line of credit with Silicon Valley Bank discussed above. Assets leased under this lease line carry three-year lease terms. Financing charges are based on three-year constant Treasury Maturities. The interest rates on the various schedules under this lease line, which are incorporated into the operating lease payments, range from 2.75% to 2.90%. The lease line was used as an alternative source of capital to secure operating leases for assets, primarily equipment. As of December 31, 2005 and 2004 assets with an original cost of $1,286 were leased under

TRIPATH IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

this lease line. Future minimum lease payments under this lease line are $345 as of December 31, 2005. As the lease line has expired, no further assets will be leased under this line of credit.

We also lease our office and manufacturing facilities and certain other equipment under operating and capital leases, with various renewal options, expiring at various times through 2018. Certain leases for manufacturing facilities are subject to escalating payments throughout the remaining lease term. These escalations are recorded as a component of rent expense on a straight-line basis over the remaining lease term.

At December 31, 2005, future minimum lease payments under operating and capital leases are as follows:

2006	$2,252
2007	1,535
2008	1,022
2009	827
2010	672
Thereafter	5,641

$11,949

Future minimum lease payments under capital leases amount to $28 in 2006 through 2009 and $23 in 2010.

Rent expense under operating and capital leases amounted to $2,504, $2,066 and $2,280 during 2005, 2004 and 2003, respectively.

The following lists the components of the net investment in sales-type leases:

	2005	2004

Total minimum rentals	$3,188	$2,206
Less amounts representing estimated maintenance costs included in total minimum rentals	(532)	(261)

Net minimum lease payments	2,656	1,945
Estimated residual values of leased property (unguaranteed)	305	—
Less unearned income	(326)	(235)

Net investment in sales-type leases	$2,635	$1,710

Minimum lease payments do not include contingent rentals, which may be received under certain leases of capital equipment on the basis of usage in excess of stipulated minimums. Contingent rentals amounted to $17 and $2 for 2005 and 2004, respectively.

At December 31, 2005, future minimum lease payments under sales-type leases are as follows:

2006	$1,163
2007	1,052
2008	650
2009	240
2010	83
Thereafter	—

$3,188

TRIPATH IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Liabilities and Commitments

On July 31, 2001, we entered into a series of agreements with Becton, Dickinson and Company (“BD”) to develop and commercialize tests for malignant melanoma and cancers of the cervix, breast, ovary and prostate using genomic and proteomic markers identified at Millennium Pharmaceuticals, Inc. (“Millennium”). We have accounted for the transaction in accordance with the provisions of SFAS No. 68, “Research and Development Arrangements.” In connection with the transaction, we recorded $6,198 in deferred research and development (“R&D”) funding, which was amortized against such expenses over thirty months on a straight-line basis. During 2004 we recorded $207 of amortization against R&D expenses. This deferred R&D funding was fully amortized as of January 31, 2004.

During 2001 we entered into a contract with a vendor in Switzerland to purchase a minimum of 300 and up to 525 base units for our PrepStain instrument. Under the terms of the original contract we committed to purchase at least 300 complete units by December 31, 2004, and to the extent that we purchased less than 525 complete units, we would have been obligated to purchase component parts for the balance by the end of 2005. In late 2004 and early 2005 we negotiated a favorable conclusion to this contractual agreement with the supplier and committed to purchase a further 25 base units in 2005. Having purchased the required 25 base units during 2005, we have no further commitment under this contract.

6.	Income taxes

The domestic and foreign components of income/(loss) before income taxes were as follows:

	2005	2004	2003

Domestic	$5,832	$1,084	$(8,721)
Foreign	943	(479)	183

Total	$6,775	$605	$(8,538)

Income taxes consist of the following:

	2005	2004	2003

Current provision:
U.S. Federal	$141	$—	$—
State	69	—	—
Foreign	65	—	—

Total current	$275	$—	$—

Total deferred	$—	$—	$—

Total income taxes	$275	$—	$—

At December 31, 2005, we had net operating loss carryforwards of approximately $211,928 for federal income tax purposes and approximately $91,550 for state income tax purposes. We also had approximately $2,429 in research and development credit carryforwards and $144 alternative minimum tax credit carryforwards. The federal and state net operating loss carryforwards have expiration periods that begin in 2007 and 2006, respectively, and end in 2024. The research and development credit carryforwards have expiration periods that begin in 2017 and end in 2025. The alternative minimum tax credit carryforward has no expiration date. Approximately $6,990 of the net tax loss carryforwards is attributed to deductions for stock options, the tax effect of which is credited to equity when recognized.

In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions, ownership changes with respect to a 1995 stock issuance and our 1999 merger with NeoPath, Inc. have

TRIPATH IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

resulted in the imposition of substantial annual limitations on our use of net operating losses and credit carryforwards attributable to periods before the changes.

Deferred income taxes reflect the net tax effects of temporary differences between the tax basis of assets and liabilities and the corresponding financial statement amounts. Significant components of our deferred income tax assets (liabilities) are as follows:

	December 31,
	2005	2004

Deferred tax assets:
Federal and state net tax loss carryforwards	$76,941	$83,340
Research and development credits	2,429	4,171
Accrued vacation	133	149
Accrued warranty costs	51	60
Allowance for doubtful accounts	503	480
Charitable contribution carryforwards	8	22
Non-cash sales discounts	683	197
Intangible assets, net of amortization	1,718	1,902
Inventory	1,551	1,694
AMT carryforwards	144	—
Other	192	161

Total gross deferred tax assets	84,353	92,176
Valuation allowance	(84,291)	(91,968

Net deferred tax asset	62	208
Deferred tax liabilities:
Property and equipment	(62)	(208)

Net deferred tax asset	$—	$—

Due to the uncertainty of our ability to generate taxable income to realize our deferred tax assets, a valuation allowance has been established for financial reporting purposes equal to the amount of the net deferred tax assets. The change in valuation allowance was approximately a $7,677 reduction between 2004 and 2005.

A reconciliation of the federal statutory rate to our effective income tax rate is as follows:

	2005	2004	2003

Income tax provision at federal statutory rate	35.0%	35.0%	35.0%
State income tax, net	0.6	3.0	—
Foreign income or loss at federal statutory rate	(4.9)	27.7	0.8
Foreign taxes	1.0	—	—
Loss and credit carryforwards	81.6	(1,144.6)	1.0
Permanent items and other	4.1	52.3	18.0
Change in valuation allowance	(113.3)	1,026.6	(54.8)

Effective tax rate	4.1%	—	—

TRIPATH IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Stockholders’ Equity

Preferred Stock

Pursuant to our amended and restated Certificate of Incorporation, the Board of Directors has the authority, without further vote or action by the stockholders, to issue up to 1,000,000 shares of Preferred Stock in one or more series and to fix the relative rights, preferences, privileges, qualifications, limitations and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of Common Stock. At December 31, 2005 there were no shares of Preferred Stock outstanding.

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

Earnings/(Loss) Per Share

The following table represents a reconciliation of the weighted average shares used in the calculation of basic and diluted earnings/(loss) per share:

	2005	2004	2003

Basic	38,218,333	38,005,626	37,626,268
Assumed conversion of:
Stock options	997,682	1,084,074	—
Warrants	53,754	61,058	—

Diluted	39,269,769	39,150,758	37,626,268

The following table summarizes the potential common shares not included in the computation of diluted earnings /(loss) per share because their impact would have been antidilutive:

	2005	2004	2003

Stock options	3,313,189	1,931,148	3,827,347
Warrants	1,500,000	800,000	223,253

	4,813,189	2,731,148	4,050,600

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

TRIPATH IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We also have two plans from our merger with NeoPath, Inc. in 1999, the NeoPath 1989 Stock Option Plan and NeoPath 1999 Plan. No further shares of common stock are available for grant or award under these plans, which have balances of unexercised shares of 97,453 and 45,741, respectively as of December 31, 2005.

For years covered by this report, stock options are the only instrument granted or issued under these plans. For directors, stock options vested ratably over 36 months. On May 31, 2005, the Board of Directors amended the vesting schedule under the Plan so new options granted under the Plan now are 50% vested on December 31 of the year in which the grant is made and then vest ratably over the next three years.

Stock options granted to employees vest ratably every 12 months and are fully vested after 48 months.

The exercise price of options granted, as determined by the Compensation Committee or Board of Directors, approximates fair market value of our common stock at the time of the grant.

On May 31, 2005 and December 30, 2005, respectively, we accelerated the vesting of stock options that were both unvested and “out-of-the-money” and held by current employees, officers and directors with exercise prices greater than or equal to $8.89, which was $0.25 higher than the closing sales price of our common stock on the Nasdaq National Market on May 27, 2005, and $7.00, which was $0.97 higher than the closing sales price of our common stock on the Nasdaq National Market on December 29, 2005. The primary purpose of the vesting acceleration was to enable us to minimize future compensation expense associated with the accelerated options upon our planned adoption of SFAS Statement No. 123(R).

A summary of activity under the Plans is as follows:

	Options Outstanding
	Number of	Weighted-Average
	Shares	Exercise Price

Outstanding at December 31, 2002	3,766,983	$6.74
Options granted	594,400	4.04
Options exercised	(233,493)	5.34
Options canceled/expired	(300,543)	7.19

Outstanding at December 31, 2003	3,827,347	$6.37
Options granted	1,315,849	9.02
Options exercised	(197,197)	4.95
Options canceled/expired	(372,361)	10.10

Outstanding at December 31, 2004	4,573,638	$6.89
Options granted	1,641,648	8.60
Options exercised	(165,867)	4.27
Options canceled/expired	(236,257)	8.84

Outstanding at December 31, 2005	5,813,162	$7.37

TRIPATH IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Options Outstanding			Options Exercisable
	Number	Weighted-Average		Number
	Outstanding at	Remaining		Exercisable at
	December 31,	Contractual Life	Weighted-Average	December 31,	Weighted-Average
Price Range	2005	(Years)	Exercise Price	2005	Exercise Price

$ 0.20 - $ 0.21	65,556	0.9	$0.20	65,556	$0.20
1.99 - 2.81	340,300	7.1	2.48	236,297	2.47
3.05 - 4.57	582,802	4.9	4.25	543,265	4.25
4.67 - 7.00	1,378,931	4.8	5.40	1,347,384	5.37
7.01 - 10.00	2,830,215	8.7	8.77	2,827,221	8.77
10.94 - 10.94	523,000	5.1	10.94	523,000	10.94
16.45 - 16.45	92,358	2.2	16.45	92,358	16.45

$ 0.20 - $16.45	5,813,162	6.8	$7.37	5,635,081	$7.48

Employee Stock Purchase Plan

In 2002, we introduced our TriPath Imaging, Inc. Employee Stock Purchase Plan with 1,000,000 shares of common stock for authorized issuance. The plan qualifies as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code and permits substantially all employees to purchase a limited number of shares of the Corporation’s stock at 85% of market value. We issue shares to employees semi-annually in June and December of each year. A summary of shares issued is as follows:

	2005	2004	2003

June	14,088	20,964	50,631
December	25,561	13,235	22,940

	39,649	34,199	73,571

SFAS 123

We have adopted the disclosure-only provisions of SFAS 123 and presented the relevant disclosures in Note 2. In accordance with SFAS 123, the fair value of each grant under its plans was determined by using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2005	2004	2003

Risk-free interest rate	3.75%	3.23%	2.45%
Expected dividend yield	0.00%	0.00%	0.00%
Expected lives	48 months	48 months	48 months
Expected volatility	0.53	0.85	0.93
Weighted-average fair value of grants	$8.60	$9.02	$4.04

Warrants

On February 9, 1999, we completed a $14,500 private equity transaction. In connection with the financing, we issued to a related party five-year warrants to purchase 79,030 shares of common stock at an exercise price of $7.45 per share. These warrants were exercised during November 2003 using a net issuance provision resulting in the issuance of 12,997 shares.

TRIPATH IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

— First Tranche Warrants

The First Tranche warrants were exercisable upon the commencement of the agreement with Quest Diagnostics. Using the guidance in the FASB’s Emerging Issues Task Force Release 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” these warrants were valued (on the basis of the fair value of the warrants at the date of grant) using a Black-Scholes pricing model upon issuance at $3,896, which represented a deferred sales discount. The value of the warrants was recorded as additional paid-in capital and the resulting deferred sales discount is being amortized on a straight-line basis against revenues over the five-year term of the agreement. Non-cash sales discounts of $779 and $519 were recorded in 2005 and 2004, respectively, in connection with the First Tranche warrants.

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

TRIPATH IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

over the related number of tests in the six-month period for which the milestone is achieved as further described below.

— Second and Third Tranche Warrants

During 2005, the Second and Third Tranche warrants vested upon the achievement of the sales-based milestone applicable to those warrants. Using the guidance in the FASB’s Emerging Issues Task Force Release 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”), the 200,000 Second Tranche warrants were valued at $224 using a Black-Scholes pricing model, which was recorded as a reduction of revenues with a corresponding credit to additional paid-in capital. Additionally, the 500,000 Third Tranche warrants were valued at $275 using a Black-Scholes pricing model, which was recorded as a reduction of revenues with a corresponding credit to additional paid-in capital.

When and if it becomes apparent that any of the remaining tranches of currently unexercisable warrants held by Quest may vest upon the achievement of the applicable sales-based milestone, we will accrue the resulting deferred sales discounts over the related number of tests in the six-month period for which the warrants were earned.

— Summary

During 2005 and 2004, respectively, we recorded $1,278 and $519, respectively, of amortization of deferred and accrued sales discounts as a reduction of revenues. Included in ‘other current assets’ and ’other assets’ at December 31, 2005 and 2004 are the unamortized balances of $779 and $779 and $1,819 and $2,597, respectively.

As of December 31, 2005, there were a total of 1,622,670 currently exercisable common stock warrants outstanding with a weighted-average exercise price of $7.62. These warrants expire in January and May 2007.

Common Stock Reserved for Future Issuance

At December 31, 2005, we have reserved authorized shares of common stock for future issuance as follows:

December 31,
2005

Outstanding stock options	5,813,162
Possible future issuance under equity incentive plans	436,204
Possible future issuance under Employee Stock Purchase Plan	777,282
Common stock warrants currently exercisable	1,622,670
Common stock warrants exercisable upon achievement of sales-based milestone	2,500,000

Total shares reserved	11,149,318

Deferred Compensation

In accordance with APB 25, for stock options and restricted stock grants granted at exercise prices below fair value, we record deferred compensation expense for the difference between the exercise price of the shares and the fair value. The amounts are amortized to compensation expense over the vesting period of the individual options, generally 48 months. Amortization of deferred compensation amounted to $11, $11 and $26 during 2005, 2004 and 2003, respectively. We adjusted the deferred compensation amount by $30 in 2004 to reflect the cancellation of options granted to terminated employees.

TRIPATH IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Operations by Industry Segment and Geographic Area

Description of Products and Services by Segment

We currently operate in two business segments: Commercial Operations and TriPath Oncology (see Note 1).

Measurement of Segment Profit or Loss and Segment Assets

We evaluate performance and allocate resources based on operating income or loss. The accounting policies of the reportable segments are the same as those described under the summary of significant accounting policies (see Note 2 above). Inter-segment transfers are recorded at cost.

Factors Management Used to Identify the Company’s Reportable Segments

Our reportable segments are business units that offer or seek to develop different products and services. The reportable segments are each managed separately because they do or seek to develop and commercialize distinct products. The segments operate as separate entities.

Results by Segment

The results, by segment, for 2005, 2004 and 2003 follow:

	2005
	Commercial
	Operations	TriPath Oncology	Total

Revenues	$84,157	$1,804	$85,961
Cost of revenues	24,981	1,054	26,035

Gross profit	59,176	750	59,926
Operating expenses:
Research and development	2,004	10,348	12,352
Regulatory	2,450	953	3,403
Sales and marketing	23,926	514	24,440
General and administrative	8,721	4,831	13,552

	37,101	16,646	53,747

Operating income/(loss)	$22,075	$(15,896)	$6,179

	2004
	Commercial
	Operations	TriPath Oncology	Total

Revenues	$67,862	$642	$68,504
Cost of revenues	21,072	158	21,230

Gross profit	46,790	484	47,274
Operating expenses:
Research and development	2,005	9,275	11,280
Regulatory	3,263	619	3,882
Sales and marketing	18,126	514	18,640
General and administrative	8,652	4,486	13,138

	32,046	14,894	46,940

Operating income/(loss)	$14,744	$(14,410)	$334

TRIPATH IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

All sales reflected in the tables above were from external customers. Inter-segment revenues of $1,054, $158 and $16 were eliminated on consolidation for 2005, 2004 and 2003, respectively. Sales to external customers for the years ended December 31, 2005, 2004 and 2003, include the following:

	2005	2004	2003

Instruments
Commercial Operations	$6,929	$7,029	$7,528
TriPath Oncology	1,157	130	—

Total instruments	$8,086	$7,159	$7,528
Reagents
Commercial Operations	$68,238	$52,683	$39,013
TriPath Oncology	33	—	—

Total reagents	$68,271	$52,683	$39,013

Fee-per-use and other
Commercial Operations	$8,990	$8,150	$7,090
TriPath Oncology	614	512	133

Total fee-per-use and other	$9,604	$8,662	$7,223

Total revenues
Commercial Operations	$84,157	$67,862	$53,631
TriPath Oncology	1,804	642	133

Total consolidated revenues	$85,961	$68,504	$53,764

Reagent revenues for 2005 and 2004, respectively, in our Commercial Operations segment are net of $1,278 and $519 of amortization of the non-cash sales discount related to the Quest warrants (see Note 7 above).

TRIPATH IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tables below disclose certain other selected segment information:

	2005	2004	2003

Depreciation and amortization
Commercial Operations	$5,018	$4,698	$4,154
TriPath Oncology	266	240	228

Total consolidated depreciation and amortization	$5,284	$4,938	$4,382

Amortization of deferred R&D funding from BD recorded as an offset to R&D expense for TriPath Oncology	$—	$(207)	$(2,479)

Purchases of property and equipment
Commercial Operations	$1,133	$1,059	$61
TriPath Oncology	455	156	85

Total consolidated purchases of property and equipment	$1,588	$1,215	$146

Additions to other intangible assets
TriPath Oncology	$24	$319	$—

	2005	2004

Segment assets
Commercial Operations	$125,845	$100,717
TriPath Oncology	1,669	1,035

Total segment assets	$127,514	$101,752
Reconciling item
Inter-segment loan account	(50,546)	(34,218)

Total consolidated assets	$76,968	$67,534

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

	2005		2004		2003

United States	$64,648	75%	$49,663	72%	$39,491	73%
International	21,313	25%	18,841	28%	14,273	27%

Total Revenues	$85,961		$68,504		$53,764

TRIPATH IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005	2004	2003

International Revenues
Europe	$7,842	$8,177	$6,087
Canada	7,719	6,425	5,524
Asia	5,479	3,883	2,376
Rest of world	273	356	286

Total international revenues	$21,313	$18,841	$14,273

Revenues are attributed to countries based on the location of our customers, which include both distributors and end-users.

9.	Related Party Transactions

We had a temporary arrangement with BD, a shareholder, for leasing a portion of BD’s facility in Research Triangle Park, North Carolina (“RTP”). Total rent paid to BD amounted to $0, $28 and $46 during 2005, 2004 and 2003, respectively. This arrangement continued, primarily for use of BD’s animal laboratory facilities, though on a much-reduced scale after TriPath Oncology occupied its new space in the RTP area of North Carolina in July of 2002. We also recovered certain R&D expenses from BD, which were incurred by TriPath Oncology on behalf of BD in terms of our arrangement with BD. These recoveries were set-off against R&D expenses in our TriPath Oncology segment and amounted to $0, $982 and $3,156 in 2005, 2004 and 2003, respectively.

10.	Employee Benefits

We maintain a qualified 401(k) Retirement Plan covering substantially all employees that provides for voluntary salary deferral contributions. Total expense for the plan, including employer contributions, amounted to $504, $405 and $435 during 2005, 2004 and 2003, respectively.

Since January 1, 2002, we began offering to employees a qualified Employee Stock Purchase Plan covering substantially all employees that provides for voluntary salary deferral contributions for the purchase of our stock subject to the provisions of the Plan. There was no expense associated with this plan recorded in 2005, 2004 or 2003.

11.	Contingencies

We are the exclusive licensee of certain intellectual property used in our molecular diagnostic products. Royalty expenses are based upon contractually agreed-upon minimums. Sales of products that contain this intellectual property above these minimum levels are subject to additional royalty payments based upon the terms of the respective agreements. In connection with the licenses, royalty expenses for the year ended December 31, 2005 were $99.

We compete with Cytyc Corporation (Cytyc) with respect to the sale of our FocalPoint and Cytyc’s sale of its ThinPrep Imaging System. We believe Cytyc’s ThinPrep Imaging System infringes our patents. In 2003 we filed a lawsuit seeking damages and injunctive relief to stop such infringement and, Cytyc filed a separate action seeking a declaratory judgment in their favor. On January 5, 2004, those suits were consolidated into a single action in the United States District Court for the District of Massachusetts. The case numbers for the consolidated action are 1:03-CV-12630-DPW and 1:03-CV-11142-DPW. The case numbers are for reference only and the corresponding pleadings are expressly not incorporated into this document by reference. Fact and expert discovery have been completed. A claim construction or Markman ruling was issued by the court on November 28, 2005. The court has entered a scheduling order setting forth certain deadlines through June 2006, including those for conducting mediation and filing of summary judgment motions. We anticipate that a trial will be scheduled sometime in late

TRIPATH IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006 or the first half of 2007. We are unable to predict the ultimate outcome. Similarly, we are unable to predict the potential effect on our business and results of operations that any outcome may ultimately have.

Furthermore, in the ordinary course of business, we are the subject of, or party to, various pending or threatened claims and litigation. In the opinion of management, settlement of such claims and litigation will not have a material effect on our operations or financial position.

12.	Change in Accounting Estimate

Effective October 1, 2005 we increased the estimated salvage value of our FocalPoint instruments from $0 to $60 per instrument. We believe the revised amount reflects the historical experience and more appropriately reflects the salvage value of these assets. This change in accounting estimate decreased 2005 depreciation expense by approximately $170. This change in estimate increased diluted earnings per share by $0.01 in 2005.

13.	Quarterly Results of Operations (Unaudited)

2005	March 31	June 30	September 30	December 31

Revenues	$19,327	$21,253	$21,525	$23,856
Gross profit	13,548	14,739	15,176	16,463
Net income	925	1,515	1,779	2,281
Earnings per common share (1)
Basic	$0.02	$0.04	$0.05	$0.06
Diluted	$0.02	$0.04	$0.05	$0.06

2004	March 31	June 30	September 30	December 31

Revenues	$15,510	$16,721	$18,028	$18,245
Gross profit	10,598	11,720	12,499	12,457
Net (loss)/income	(884)	203	978	308
Earnings/(loss) per common share(1)
Basic	$(0.02)	$0.01	$0.03	$0.01
Diluted	$(0.02)	$0.01	$0.02	$0.01

(1)	The sum of per share earnings by quarter may not equal earnings per share for the year due to changes in average share calculations. This is in accordance with prescribed reporting requirements.