Form 10-Q
period 2006-03-31
TRIPATH IMAGING INC
filed 2006-05-03
CIK 1041426

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated Filer ☑	Non-accelerated filer ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2006

Common Stock, $.01 par value	38,399,029

TriPath Imaging, Inc.
Note Regarding Trademarks
We have registered trademarks in the United States for SurePath®, PrepStain®, FocalPoint®, AutoCyte®, AutoCyte Quic®, CytoRich®, ImageTiter®, PrepMate®, SlideWizard®, and TriPath Imaging®. We have pending U.S. trademark applications for ProExTM, SureDetectTM, and TriPath OncologyTM. Foreign registrations are maintained for several of our trademarks in Argentina, Australia, Brazil, Canada, Chile, China, the European Union, Hong Kong, Indonesia, Israel, Japan, Norway, the Russian Federation, Switzerland, Taiwan and the United Kingdom. We have pending foreign trademark applications for ProExTM and SureDetectTM. In addition to trademark activity, we include a copyright notice on all of our documentation and operating software. There can be no assurance that any trademarks or copyrights that we own will provide competitive advantages for our products or will not be challenged or circumvented by our competitors. All other products and company names are trademarks of their respective holders.

Part I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
TriPath Imaging, Inc.
Condensed Consolidated Balance Sheets

	March 31,
	2006	December 31,
	(Unaudited)	2005
	(In thousands, except share and
	per share amounts)

Assets
Current assets:
Cash and cash equivalents	$23,059	$22,457
Accounts and notes receivable, net	16,195	15,647
Net investment in sales-type leases	1,108	828
Inventory, net	12,443	12,564
Deferred tax asset, net	4	—
Other current assets	2,804	1,676

Total current assets	55,613	53,172
Customer use assets, net	8,019	8,044
Property and equipment, net	4,787	4,556
Other assets	2,011	2,362
Net investment in sales-type leases, net of current portion	1,978	1,807
Intangible assets	6,805	7,027

Total assets	$79,213	$76,968

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,233	$4,459
Accrued expenses	4,248	5,323
Deferred revenue and customer deposits	1,110	1,106
Obligations under capital lease	23	23
Other current liabilities	384	—

Total current liabilities	10,998	10,911
Long-term portion of obligations under capital lease	92	98
Deferred tax liability, net	4	—
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.01 par value; 98,000,000 shares authorized; 38,377,994 and 38,324,632 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	384	383
Additional paid-in capital	291,898	291,561
Accumulated deficit	(224,170)	(225,915)
Accumulated other comprehensive income	88	11
Treasury stock, at cost, 10,000 shares at March 31, 2006 and December 31, 2005, respectively	(81)	(81)

Total stockholders’ equity	68,119	65,959

Total liabilities and stockholders’ equity	$79,213	$76,968

See accompanying notes to condensed consolidated financial statements

TriPath Imaging, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended
	March 31,
	(in thousands, except per
	share amounts)
	2006	2005

Revenues	$24,042	$19,327
Cost of revenues	7,905	5,779

Gross profit	16,137	13,548

Operating expenses:
Research and development	3,594	3,129
Regulatory	1,111	752
Sales and marketing	6,182	4,942
General and administrative	3,564	3,895

	14,451	12,718

Operating income	1,686	830
Interest income	234	100
Interest expense	(4)	(5)

Income before income taxes	1,916	925
Income taxes	171	—

Net income	$1,745	$925

Earnings per common share
Basic	$0.05	$0.02
Diluted	$0.04	$0.02

See accompanying notes to condensed consolidated financial statements

TriPath Imaging, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31,
	2006	2005
	(in thousands)

Operating activities
Net income	$1,745	$925
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,197	1,264
Provision for doubtful accounts	100	—
Non-cash sales discount	195	432
Non-cash equity compensation	84	—
Provision for income taxes	48	—
Change in operating assets and liabilities:
Accounts, notes and lease receivables	(909)	(1,373)
Inventory	(682)	(739)
Accounts payable and other current liabilities	(347)	1,676
Other	(561)	(556)

Net cash provided by operating activities	870	1,629

Investing activities
Purchases of property and equipment	(341)	(259)
Other	(562)	—

Net cash used in investing activities	(903)	(259)

Financing activities
Proceeds from exercise of stock options	239	143
Principal payments on debt and leases	(5)	(19)
Other	384	—

Net cash provided by financing activities	618	124

Effect of exchange rate changes on cash	17	(196)

Net increase in cash and cash equivalents	602	1,298
Cash and cash equivalents at beginning of period	22,457	18,949

Cash and cash equivalents at end of period	$23,059	$20,247

See accompanying notes to condensed consolidated financial statements

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)
March 31, 2006
1.	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by TriPath Imaging, Inc. in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring accruals) that, in our opinion, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future periods. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K (File No. 0-22885) for the year ended December 31, 2005.
Certain prior year amounts have been reclassified to conform to the 2006 presentation. These reclassifications had no effect on previously reported net income, cash flows or financial position.
2.	Inventory
Inventory consists of the following:

	March 31,	December 31,
	2006	2005

Stage of production:
Raw materials	$9,631	$10,052
Work-in-process	1,182	861
Finished goods	4,488	4,355

	15,301	15,268
Reserves for obsolete and slow moving inventory	(2,858)	(2,704)

	$12,443	$12,564

Categories:
Instruments	$12,997	$13,197

Reagents and consumables	2,304	2,071
	15,301	15,268
Reserves for obsolete and slow moving inventory	(2,858)	(2,704)

	$12,443	$12,564

For the three months ended March 31, 2006 and 2005, net movements of $826 and $608, respectively, occurred between customer-use assets, property and equipment and inventory.
3.	Product Warranty Obligation
We record a liability for product warranty obligations at the time of sale based upon historical warranty experience. The term of the warranty is generally twelve months. We also record an additional liability for specific warranty matters when they become known and are reasonably estimable. We typically do not

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)
accept product returns. The product warranty obligations are recorded as a component of accrued expenses.
A summary of the product warranty obligation reserve activity is as follows:

	Three Months Ended
	March 31,
	2006	2005

Balance, beginning of period	$(133)	$(159)
Accruals	(58)	—
Settlements made	—	65
Warranties expired/adjustments	—	—

Balance, end of period	$(191)	$(94)

4.	Earnings Per Share of Common Stock
We follow the provisions of SFAS No. 128, “Earnings Per Share”, which requires us to present basic and diluted earnings per share. Basic earnings per share information is calculated by dividing the net income by the weighted-average number of shares of common stock outstanding during all periods presented. Diluted earnings per share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding after giving effect to all potentially dilutive shares of common stock, as if they had been issued at the beginning of the period presented. Potentially dilutive shares of common stock result from our outstanding stock options and warrants. Certain potential shares, attributable to certain stock options and warrants, were excluded from diluted earnings per share because their impact was antidilutive.
The following represents a reconciliation of the weighted average shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2006	2005

Basic
Assumed conversion of:	38,360,908	38,155,477
Stock options	821,451	1,085,864
Warrants	47,947	16,727

Diluted	39,230,306	39,258,068

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)
The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	March 31,
	2006	2005
Stock options	3,427,942	2,182,244

Warrants	1,500,000	800,000

	4,927,942	2,982,244

5.	Lines of Credit
We had a $7,500 working capital facility with Silicon Valley Bank with an expiration date of April 27, 2006. The entire amount of the line was available as long as certain financial covenants were met. If these covenants were not met, the available balance is limited to an amount equal to 80% of eligible accounts receivable. At March 31, 2006, we were entitled to borrow the full amount of the line. However, due to real estate we aquired and a mortgage we assumed in connection with the relocation of a newly hired employee during the first three months of 2006, we violated one of the facility’s covenants, for which we received a waiver from the bank. The line offered either a prime-based (prime plus 0.25%) or LIBOR-based (LIBOR plus 2.0%) pricing option for advances made under it and was collateralized by substantially all of our assets. The line of credit carried customary covenants, including the maintenance of a minimum modified quick ratio, minimum tangible net worth, and other requirements. We had no outstanding borrowings under this agreement at March 31, 2006 and allowed the line to expire as of April 27, 2006.
As of April 27, 2006 we secured a new $7,500 working capital facility with Wachovia Bank, N.A. The new line carries a rate of interest equal to LIBOR plus 1.80% and has an expiration date of April 27, 2007. The line of credit carries customary covenants, including the maintenance of a minimum tangible net worth, a minimum fixed charge coverage ratio and other requirements. The line is collateralized by substantially all of our assets.
During April 2003, we obtained a $2,500 lease line of credit from General Electric Capital Corporation (“GE Capital”). Individual operating lease schedules under this lease line carry three-year terms. Financing charges are based on the fixed basic term lease rate factor. The interest rates on the various schedules, which are incorporated into the lease payments under this lease line, range from 2.85% to 3.45%. The lease line is being used as an alternative source of capital to obtain assets, primarily equipment, subject to operating leases. In July 2005, this line was renewed for a one-year term (effective March 2006) for $1,000 (in addition to amounts for assets already leased under the line). Terms of the new line are substantially the same as the expiring line. The primary difference is that lease terms under the new line range from 30 to 36 months. As of March 31, 2006 and December 31, 2005 assets with an original cost of $1,917 were leased under our lease lines with GE Capital. Future minimum lease payments under this lease line are $1,023 as of March 31, 2006. We allowed this line to expire as of March 31, 2006 with respect to our ability to lease additional assets under it, but the existing leases under the line will continue to their contractual maturities as described above.
As of April 1, 2006 we obtained a new $1,500 lease line of credit from GE Capital (in addition to amounts for assets already leased under the line). The lease terms of the new line range from 36 to 48 months. The new line has a term of one year and carries a rate of interest based on the Federal Reserve’s four and three year Treasury Constant Maturities Rate.
During August 2002, we obtained a $1,500 lease line of credit from Bank of America. Bank of America assigned the leases under this line to GE Capital in 2004. Amounts used under this lease line are secured by a letter of credit against our line of credit with Silicon Valley Bank discussed above. Assets leased under this lease line carry three-year lease terms. Lease rates are based on three-year constant Treasury Maturities. The interest rates on the various schedules under this lease line, which are incorporated into

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)
the operating lease payments, range from 2.75% to 2.90%. The lease line was used as an alternative source of capital to obtain assets, primarily equipment, subject to operating leases. As of March 31, 2006 and December 31, 2005, assets with an original cost of $1,286 were leased under this lease line. Future minimum lease payments under this lease line are $216 as of March 31, 2006. As the lease line has expired, no further assets will be leased under this line of credit.
6.	Comprehensive Income
Comprehensive income is net income plus certain other items that are recorded directly to shareholders’ equity, which consists of foreign currency translation. Comprehensive income was $1,822 and $795 for the three months ended March 31, 2006 and 2005, respectively.
7.	Stock-Based Compensation
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
We also have two plans from our merger with NeoPath, Inc. in 1999, the NeoPath 1989 Stock Option Plan and NeoPath 1999 Plan. No further shares of common stock are available for grant or award under these plans, which have balances of unexercised shares of 97,453 and 45,741, respectively as of March 31, 2006.
For periods covered by this report, stock options are the only instrument granted or issued under these plans. For directors, stock options granted prior to May 2005 vested ratably over 36 months. On May 31, 2005, the Board of Directors amended the vesting schedule under the Plan so that new options granted under the Plan vest as to 50% of the shares subject to the grant on December 31 of the year in which the grant is made and then vest as to the remainder of the shares subject to the grant in three equal installments on the first three anniversaries of the grant.
Stock options granted to employees prior to May 2005 vest ratably every 12 months and are fully vested after 48 months. Starting with option grants made to employees in May 2005, new options granted to employees vest as to 50% of the shares subject to the grant on December 31 of the year in which the grant is made and then vest as to the remainder of the shares subject to the grant in three equal installments on the first three anniversaries of the grant.

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)
The exercise price of options granted, as determined by the Compensation Committee or Board of Directors, approximates fair market value of our common stock at the time of the grant.
On May 31, 2005 and December 30, 2005, respectively, we accelerated the vesting of stock options that were both unvested and “out-of-the-money” and held by current employees, officers and directors with exercise prices greater than or equal to $8.89, which was $0.25 higher than the closing sales price of our common stock on the Nasdaq National Market on May 27, 2005, and $7.00, which was $0.97 higher than the closing sales price of our common stock on the Nasdaq National Market on December 29, 2005. The primary purpose of the vesting acceleration was to enable us to minimize future compensation expense associated with the accelerated options upon our planned adoption of Statement of Financial Accounting Standards No. 123(R), “Accounting for Stock-Based Compensation,” (SFAS 123(R)) in January 2006.
In 2002, we introduced our TriPath Imaging, Inc. Employee Stock Purchase Plan with 1,000,000 shares of common stock for authorized issuance. The plan qualifies as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code and permits substantially all employees to purchase a limited number of shares of the Corporation’s stock at 85% of market value.
On January 1, 2006, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, restricted stock units and restricted stock awards based on estimated fair values. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), which we previously applied.
We adopted SFAS 123(R) using the modified prospective transition method, which requires application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Condensed Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123(R). Therefore, the results as of March 31, 2006 are not directly comparable to the same period in the prior year.
SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. Share-based compensation expense recognized in our Condensed Consolidated Statements of Income for the first quarter of fiscal 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123(R). Compensation expense for the share-based payment awards granted subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Share-based compensation expense recognized in the Condensed Consolidated Statements of Income for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, and therefore it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ materially from those estimates.
Prior to the adoption of SFAS 123(R), we accounted for share-based awards using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, no share-based compensation expense had been recognized in our Condensed Consolidated Statements of

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)
Operations. For stock options granted at exercise prices below fair value, we recorded deferred compensation expense for the difference between the exercise price of the shares and the fair value. Amortization expense of $0 and $3 was recorded for the three months ending March 31, 2006 and 2005, respectively.
For purposes of determining the estimated fair value of share-based payment awards on the date of grant under SFAS 123(R), we used the Black-Scholes option-pricing model (Black-Scholes Model). The Black-Scholes Model requires the input of certain assumptions that involve judgment. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing models may not provide a reliable single measure of the fair value of our employee stock options. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies, and thereby materially impact our fair value determination.
The fair value of each common stock option granted was estimated using the following weighted-average assumptions:

	March 31,
	2006	2005
Dividend yield	0%	0%
Expected volatility	47.0%	75.0%
Risk free interest rate	4.47%	3.59%
Expected option life (in years)	3.7	4.0
Expected volatility is based on the historical volatility of common stock. We use historical data on exercises of stock options and other factors to estimate the expected term of the stock options granted. The risk free rate is based on the U.S. Treasury yield curve in effect at the date of grant over the expected option life.
Stock option activity for the three months ended March 31, 2006 is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Term (in
	Options	Price	years)
Outstanding at January 1, 2006	5,813,162	$7.37
Granted	72,000	6.61
Exercised	(64,304)	4.64
Cancelled and expired	(22,347)	10.54

Outstanding at March 31, 2006	5,798,511	$7.38	6.5

Vested and exercisable at March 31, 2006	5,586,905	$7.47	6.4

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)
At March 31, 2006, there was $491 of compensation expense that has yet to be recognized related to nonvested stock options. This expense is expected to be recognized over a weighted-average period of 1.0 years.
At March 31, 2006, the aggregate intrinsic value of options issued and outstanding was $5,611, and the aggregate intrinsic value of options exercisable was $5,152. Total intrinsic value of options exercised was $186 for the three months ended March 31, 2006. The weighted-average grant-date fair value of stock options granted during the first quarter of 2006 was $2.67.
Nonvested stock option activity for the three months ended March 31, 2006 is as follows:

Options
Nonvested stock options outstanding at January 1, 2006	178,081
Stock options granted	72,000
Stock options vested, cancelled and expired	38,475

Nonvested stock options outstanding at March 31, 2006	211,606

Share-based compensation recognized under SFAS 123(R) for the three months ended March 31, 2006 was $84. The share-based compensation expense is calculated on a straight-line basis over the vesting periods of the related share-based awards. On an earnings per share basis, the adoption of SFAS 123(R) had no effect on basic and diluted earnings per share.
As required by SFAS 123(R), we have presented disclosures of our pro forma income and income per share for both basic and diluted shares for prior periods as illustrated below.

Three Months
Ended
March 31, 2005
Net income, as reported	$925
Stock-based compensation included in reported net income	3
Stock-based compensation expense under fair value based method for all plans	(1,037)

Pro forma net loss	$(109)

Net earnings per common share (basic & diluted):
Basic:
As reported	$0.02
Pro forma	$0.00
Diluted
As reported	$0.02
Pro forma	$0.00

Accounting for Warrants issued to Quest Diagnostics

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)
In May 2004, we entered into a multi-year agreement with Quest Diagnostics Incorporated (“Quest Diagnostics”) pursuant to the terms of which Quest Diagnostics uses our SurePath and PrepStain products. In connection with the agreement, we issued Quest Diagnostics warrants with respect to an aggregate of 4,000,000 shares of our common stock, which are described in the following table:

	Shares Subject to	Exercise Price	Warrant
Warrant	Warrants	(per share)	Expiration Date	Vesting Status
First Tranche	800,000	$ 9.25	May 2007	Currently Exercisable
Second Tranche	200,000	$10.18	May 2007	Currently Exercisable
Third Tranche	500,000	$10.64	May 2007	Currently Exercisable
Fourth Tranche	1,000,000	$11.56	May 2008	Exercisable Upon Achievement of Sales Milestone
Fifth Tranche	1,500,000	$12.03	May 2008	Exercisable Upon Achievement of Sales Milestone
The warrants permit exercise on a net issuance basis and are subject to a lock-up provision, which prohibits sales and other transfers of the underlying shares for a two-year period ending in May 2006, at which point 50% of the shares underlying warrants then exercisable may be transferred, and subjects the remaining underlying shares to an additional one year lock-up.

—	First Tranche Warrants
The First Tranche warrants were exercisable upon the commencement of the agreement with Quest Diagnostics. Using the guidance in the FASB’s Emerging Issues Task Force Release 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” these warrants were valued (on the basis of the fair value of the warrants at the date of grant) using a Black-Scholes pricing model upon issuance at $3,896, which represented a deferred sales discount. The value of the warrants was recorded as additional paid-in capital and the resulting deferred sales discount is being amortized on a straight-line basis against revenues over the five-year term of the agreement. Non-cash sales discounts of $195 were recorded for the three months ended March 31, 2006 and 2005 in connection with the First Tranche warrants.

—	Sales-Based Milestone Warrants
Our agreement with Quest Diagnostics links the exercisability of the Second Tranche, Third Tranche, Fourth Tranche and Fifth Tranche warrants to the achievement of sales-based milestones, which have been met for the Second Tranche and Third Tranche. These milestones are based on the volume of SurePath tests purchased by Quest Diagnostics within specified time periods. When it becomes probable that a tranche of warrants will become exercisable upon the achievement of the applicable sales-based milestone, we accrue the resulting sales discounts.

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

—	Second and Third Tranche Warrants
During the second quarter of 2005, the Second and Third Tranche warrants vested upon the achievement of the sales-based milestone applicable to those warrants. Using the guidance in the FASB’s Emerging Issues Task Force Release 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”), the 200,000 Second Tranche warrants were valued at $224 using a Black-Scholes pricing model, which was recorded as a reduction of revenues with a corresponding credit to additional paid-in capital. Additionally, the 500,000 Third Tranche warrants were valued at $275 using a Black-Scholes pricing model, which was recorded as a reduction of revenues with a corresponding credit to additional paid-in capital.
When and if it becomes apparent that any of the remaining tranches of currently unexercisable warrants held by Quest may vest upon the achievement of the applicable sales-based milestone, we will accrue the resulting deferred sales discounts over the related number of tests in the six-month period for which the warrants were earned.

—	Summary
During both the three months ended March 31, 2006 and 2005, respectively, we recorded $195 of amortization of deferred sales discount as a reduction of revenues. During the three months ended March 31, 2005, we recorded $237 of accrued sales discount as a reduction of revenues. Included in ‘other current assets’ and ‘other assets’ at March 31, 2006 are unamortized balances of $779 and $1,623, respectively. Included in ‘other current assets’ and ‘other assets’ at December 31, 2005 are unamortized balances of $779 and $1,819, respectively.

8.	Operations by Industry Segment
Description of Products and Services by Segment
We currently operate in two business segments: Commercial Operations and TriPath Oncology.
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

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)
Results by Segment
The results, by segment, for the three months ended March 31, 2006 and 2005, are as follows:

	Three Months Ended March 31, 2006
	Commercial	TriPath
	Operations	Oncology	Total

Revenues	$23,512	$530	$24,042
Cost of revenues	7,453	452	7,905

Gross profit	16,059	78	16,137

Gross margin	68.3%	14.7%	67.1%
Operating expenses:
Research and development	673	2,921	3,594
Regulatory	461	650	1,111
Sales and marketing	5,961	221	6,182
General and administrative	2,147	1,417	3,564

Total operating expenses	9,242	5,209	14,451

Operating income/(loss)	$6,817	$(5,131)	$1,686

	Three Months Ended March 31, 2005
	Commercial	TriPath
	Operations	Oncology	Total

Revenues	$19,079	$248	$19,327
Cost of revenues	5,619	160	5,779

Gross profit	13,460	88	13,548

Gross margin	70.5%	35.5%	70.1%
Operating expenses:
Research and development	476	2,653	3,129
Regulatory	551	201	752
Sales and marketing	4,905	37	4,942
General and administrative	2,678	1,217	3,895

Total operating expenses	8,610	4,108	12,718

Operating income/(loss)	$4,850	$(4,020)	$830

All sales reflected in the tables above were generated from external customers. Inter-segment revenues of $452 and $160 during the three months ended March 31, 2006 and 2005, respectively, were eliminated on consolidation. Sales to external customers in our business segments for the three months ended March 31, 2006 and 2005, respectively, include the following:

	Three Months Ended
Commercial Operations	March 31,
	2006	2005

Reagents	$18,554	$15,058
Instruments	2,447	1,857
Fee-per-use and other	2,511	2,164

Total revenues — Commercial Operations	$23,512	$19,079

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended
TriPath Oncology	March 31,
	2006	2005

Reagents	$27	$—
Instruments	467	248
Fee-per-use and other	36	—

Total revenues — TriPath Oncology	$530	$248

Reagent revenues for the three months ended March 31, 2006 and 2005 in our Commercial Operations segment are net of $195 and $432, respectively, of amortization and accrual of the non-cash sales discount related to the Quest Diagnostics warrants (see Note 7 above).
The tables below disclose certain other selected segment information:

	Three Months Ended
	March 31,
	2006	2005
Depreciation and amortization Commercial Operations	$1,117	$1,208
TriPath Oncology	80	56

Total consolidated depreciation and amortization	$1,197	$1,264

Purchases of property and equipment Commercial Operations	286	165
TriPath Oncology	55	94

Total consolidated purchases of property and equipment	$341	$259

	March 31,	December 31,
	2006	2005
Segment assets
Commercial Operations	$133,044	$125,845
TriPath Oncology	1,903	1,669

Total segment assets	$134,947	$127,514

Reconciling item
Inter-segment loan account	(55,734)	(50,546)

Total consolidated assets	$79,213	$76,968

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)
Geographic Area Data
Our Commercial Operation’s domestic revenues are generated primarily by direct sales activities. Domestic revenue is primarily obtained through our agreements with the large commercial laboratories. International revenues continue to be derived primarily through distributors, except in Canada where we sell directly to our laboratory customers. Revenues by geographic area (or country) are reflected in the tables below:

	Three-Months Ended March 31,
	2006		2005

United States	$17,123	71%	$14,223	74%
International	6,919	29%	5,104	26%

Total Revenues	$24,042		$19,327

	Three Months Ended
	March 31,
	2006	2005

International Revenues
Europe	$3,832	$1,658
Canada	1,510	2,679
Asia	1,490	697
Rest of world	87	70

Total international revenues	$6,919	$5,104

Reagent revenues for the three months ended March 31, 2006 and 2005, respectively, were recorded as follows:

	Three Months Ended
	March 31,
	2006	2005

Domestic	$14,083	$11,728
International:
Europe	2,309	1,020
Canada	1,418	1,651
Asia	685	590
Rest of world	86	69

Total international	4,498	3,330

Total reagent revenues	$18,581	$15,058

Revenues are attributed to geographic area (or country) based on the location of our customers, which include both distributors and end-users. Revenues recorded in our TriPath Oncology segment were all attributable to domestic customers.

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)
9. Commitments and Contingencies
We compete with Cytyc Corporation (Cytyc) with respect to the sale of our FocalPoint and Cytyc’s sale of its ThinPrep Imaging System. We believe Cytyc’s ThinPrep Imaging System infringes our patents. In 2003 we filed a lawsuit seeking damages and injunctive relief to stop such infringement, and Cytyc filed a separate action seeking a declaratory judgment in their favor. On January 5, 2004, those suits were consolidated into a single action in the United States District Court for the District of Massachusetts. The case numbers for the consolidated action are 1:03-CV-12630-DPW and 1:03-CV-11142-DPW. The case numbers are for reference only and the corresponding pleadings are expressly not incorporated into this document by reference. Fact and expert discovery have been completed. A claim construction or Markman ruling was issued by the court on November 28, 2005. The parties conducted mediation in March 2006 pursuant to the Court’s scheduling order. The parties are scheduled to file summary judgment motions by May 15, 2006. We anticipate that a trial will be scheduled sometime in the first half of 2007. We are unable to predict the ultimate outcome. Similarly, we are unable to predict the potential effect on our business and results of operations that any outcome may ultimately have.
Furthermore, in the ordinary course of business, we are the subject of, or party to, various pending or threatened claims and litigation. In the opinion of management, settlement of such claims and litigation will not have a material effect on our operations or financial position.
10. Change in Accounting Estimate
Effective October 1, 2005 we increased the estimated salvage value of our FocalPoint instruments from $0 to $60 per instrument. We believe the revised amount reflects the historical experience and more appropriately reflects the salvage value of these assets. This change in accounting estimate decreased first quarter 2006 depreciation expense by approximately $170, when compared to the comparable period for 2005.
11. Recently Issued Accounting Standards
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4” (SFAS No.151) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . .”. SFAS No.151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No.151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No.151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier adoption permitted. The provisions of SFAS No.151 shall be applied prospectively. We adopted SFAS No.151 as of January 1, 2006 and the adoption did not have a material impact on our consolidated financial statements.
In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29” (SFAS No. 153). SFAS No. 153 addresses the measurement of exchanges of non-monetary assets. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)
Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date this Statement is issued. We adopted SFAS No.153 as of January 1, 2006 and the adoption did not have a material impact on our consolidated financial statements.
In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not contain specific transition provisions. When a pronouncement includes specific transition provisions, those provisions will continue to be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. We adopted SFAS No.154 as of January 1, 2006 and the adoption did not have a material impact on our consolidated financial statements.
In June 2005, the Emerging Issues Task Force issued Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased After Lease Inception or Acquired in a Business Combination” (EITF No. 05-6). EITF No. 05-6 states that leasehold improvements that are placed in service significantly after, and not contemplated at or near the beginning of the lease term, should be amortized over the shorter of the useful life of the assets or a term that includes the required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. Leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. We are required to apply EITF No. 05-6 to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of EITF No. 05-6 did not have a material impact on our consolidated financial statements.
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
In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (SFAS 156). SFAS 156 amends FASB Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. SFAS 156 also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization method or fair value method as subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities. At its initial adoption, SFAS 156 permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. We do not expect the adoption of SFAS No. 156 to have a material impact on our consolidated financial statements.

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
Commercial Operations
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
Our marketing strategy is focused on providing solutions that address the unmet needs of our three broad market stakeholders: clinical laboratories, clinicians and third-party payors. We have expanded our presence in the marketplace through increased advertising and promotion, company-sponsored seminars and trade shows, and peer selling activities. During 2005, we completed the expansion of our domestic sales force that we initiated in the third quarter of 2004 to leverage the opportunity created by our growing relationship with the large commercial laboratories (see below) and to meet the challenge associated with expanding our cervical cytology business in this heavily contested market segment while maintaining and growing our business within our traditional customer base.
TriPath Oncology
TriPath Oncology is the development engine of a broad based gene discovery program created to develop new molecular products for the early detection and clinical management of cancer and focuses on developing molecular diagnostic products for malignant melanoma and cancers of the cervix, breast, ovary, and prostate. In 2005, for the first time in our history, we generated significant revenues from the sale of some of the molecular products that we are developing in TriPath Oncology. To date in 2006, we have introduced a new microscopic slide based reagent and further expanded the test menu supported by VIAS, the Ventana Medical Systems, Inc. (Ventana) branded and distributed version of our interactive histology imaging system. Throughout the remainder of 2006, we expect to continue to generate revenues from the early commercialization of some of TriPath Oncology’s molecular diagnostic reagents and molecular imaging systems and we believe that sales related to these developing products will significantly impact our growth in the future.
Our molecular oncology program focuses on using new discoveries in genomics and proteomics research to develop and commercialize molecular diagnostic products to improve the early detection and clinical management of certain types of cancer. We have active programs in development seeking to create tests to identify individuals with certain types of cancer at the earliest possible stage of the disease, provide individualized predictive and prognostic information, guide treatment selection for patients with cancer, and predict disease recurrence. The core products and services we are developing will be based upon genomic and proteomic markers that were identified through discovery research conducted at Millennium Pharmaceuticals, Inc. (Millennium) under its research and development agreement with Becton, Dickinson and Company (BD) as well as other markers that have been or may be identified independently of that agreement. We have sublicensed certain of BD’s rights to the proprietary markers. Our approach to marker discovery, identification, and prioritization is based on correlation with patient outcome and includes the evaluation of markers that have been previously identified by others as well as novel markers that have not been previously associated with our specific product indications. As a result, to ensure our freedom to utilize known markers and integrate them into our product candidates, we have in certain instances licensed them from third parties. We are concurrently pursuing intellectual property protection for novel markers that we have identified and proprietary formulations that we are creating from the combination of either novel or known markers as well as for molecular imaging systems. However, we cannot be sure that we will be able to license additional markers on a “go-forward” basis, on acceptable terms, if at all, or establish intellectual property protection of our novel markers, proprietary formulations or molecular imaging systems. During 2004 and 2005, and during the first quarter of 2006 we filed U.S. provisional, U.S. non-provisional and international (PCT) patent applications that covered our discoveries, validation, and clinical assay format development in our cervical screening, breast prognosis and ovarian molecular oncology programs and obtained exclusive licenses from third parties to intellectual property relating to two potentially constituent biomarkers. We anticipate filing additional applications in 2006 related to our discoveries, validation, and clinical assay format development in our programs. We cannot be sure that our products or technologies do not infringe patents that may be granted in the future pursuant to pending patent applications or that our products do not infringe any patents or proprietary rights of third parties or that all of our issued patents are valid.
Our interactive histology imaging system has been launched by Ventana pursuant to our five-year global supply agreement under which Ventana obtained exclusive rights to sell and distribute worldwide a Ventana-branded version of the system. We believe the agreement provides the potential for capital equipment and fee-per-use revenues in 2006 should Ventana be successful in placing the instrument with its end user customer laboratories.
The following tables describes the stage of development of the product candidates in our molecular oncology pipeline, and indicates what year we have released (marked by an asterisk) or expect to release the product in the indicated format. In the table, “RUO” means “Research Use Only”, “ASR” means “Analyte Specific Reagent”, “IUO” means “Investigational Use Only”, “IHC” means “Immuno Histochemistry” and “IVD” means “In Vitro Diagnostic”.

Our Developing Molecular Oncology Pipeline

		Release Date/
		Estimated
Application	Format	Target Date

Reagents
Microscopic Slide Based
Melanoma	ASR	2003	*
Cervical Cancer	RUO	2004	*
Breast Cancer	RUO	2004	*
ProEx C	ASR	2005	*
ProEx Br	ASR	2005	*
Cervical Cancer Staging	Assay Kit (Outside U.S.)	2005	*
SurePath Molecular Pap	IUO	2005	*
Breast Cancer Staging	IUO	2005	*
ProEx C	Class I IHC	2006	*
SurePath Molecular Pap	IVD Assay Kit (U.S.) in clinical trials	2007
Breast Cancer Staging	IVD Assay Kit (U.S.) in clinical trials	2007
Blood Based
Ovarian Cancer	RUO	2005	*
Breast Cancer	RUO	2007
Prostate Cancer	RUO	2008
Ovarian Cancer Screening	IVD Assay Kit	2008
Breast Cancer Screening	IVD Assay Kit	2009
Prostate Cancer Screening	IVD Assay Kit	2010
Reagent Enabling Products
SureDetect General Purpose Reag	ents U.S. (included in Outside U.S. kit)	2005	*
SMS 3600 Automated Stainer	U.S. & Outside U.S.	2005	*
Imaging Platforms
Interactive Histology Imager	ER/PR 510(k)	2005	*
	HER-2/Neu 510(k)	2005	*
	Ki-67 510(k)	2006	*
	Additional “known” marker	2006
	Breast Staging IUO	2005	*
	Other Applications	2007
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
Developments
In the first quarter of 2006 we generated revenues of $24,042, a 24.4% increase from the first three months of 2005, gross profit of $16,137, a 19.1% increase from the first three months of 2005, and net income of $1,745 or $0.04 per diluted share, an $820 improvement from net income of $925 in the first three months of 2005.
As expected, our growth in revenues in the first quarter of 2006 was primarily driven by the sale of SurePath reagents and disposables. Worldwide sales of SurePath reagents and disposables increased 23.4% from the first three months of 2005 and accounted for 77.3% of total revenues generated in the first three months of 2006. Revenues generated from the sale of reagents and disposables in the first three months of 2006 reflect a $237 decrease in non-cash sales discount related to our agreement with Quest Diagnostics. This non-cash sales discount resulted from the amortization of the initial 800,000 warrants held by Quest Diagnostics as defined by our agreement. Revenues generated from instrument sales accounted for 12.1% of total revenues. Our Commercial Operations segment, which today primarily reflects our cervical cytology business, was highly profitable and generated operating income of $6,817 in the first three months of 2006, a 40.6% improvement from the first three months of 2005. We remained cash flow positive for the quarter, generating cash at an average monthly rate of approximately $ 201 per month.
We estimate that the SurePath liquid-based Pap test’s share of the total Pap test market in the U.S. increased to almost 22% in the first quarter of 2006 as compared to 16% in the first quarter of 2005 and 21% in the fourth quarter of 2005. SurePath tests sold to all customers in the U.S. during the first quarter of 2006 increased 32.5% from the first quarter of 2005 and 0.9% from the fourth quarter of 2005. The increase in tests sold in the U.S. primarily reflected the growth in tests sold to the large commercial laboratories. During the first quarter of 2006, SurePath tests sold to the large commercial laboratories increased 92.1% from the first quarter of 2005 and 12.4% from the fourth quarter of 2005. Tests sold to the large commercial laboratories accounted for 48.5% of SurePath tests sold in the U.S. in the quarter as compared to 33.4% in the first quarter of 2005 and 43.5% in the fourth quarter of 2005.
The number of tests sold to our more regionally focused traditional customer base in the first quarter of 2006 grew 2.5% from the first quarter of 2005, essentially the same as the number of tests sold in the third quarter of 2005, but 8.0% less than in the fourth quarter of 2005. We believe that the sequential decline in growth in our more fully penetrated traditional customer base reflects a pattern of utilization that has been exhibited in prior years as we have focused increasingly on large laboratory customers. We placed 11 Prepstain slide processors with new customers from this market segment in the first quarter of 2006.
Revenues generated in the first quarter of 2006 from the sale of SurePath reagents and disposables outside the U.S. increased 35.1% from the first quarter of 2005, with significant gains in Europe. We have been awarded contracts for cumulative commitments of over 36% of the market in the U.K., 39% in England and Wales to supply our SurePath liquid-based Pap test. The United Kingdom National Health Service, which plans to convert completely to liquid-based cytology, represents growth potential for our products. We are currently participating in a U.K. evaluation of screening of liquid based slides using the FocalPoint GS Imaging system.
Revenues generated from the sale of instruments accounted for 12.1% of total revenues in the first quarter of 2006 as compared to 10.9% in the first quarter of 2005 and 11.7% in the fourth quarter of 2005. Instrument sales increased $809, or 38.4%, from the first quarter of 2005 and $133, or 4.8% from the fourth quarter of 2005. Our instrument sales have historically reflected quarter-to-quarter variability due to the fact that the sale of capital equipment is a one time event that is not associated with a recurring revenue stream, the expense associated with the purchase of capital equipment, and the attendant length of the selling cycle. We expect that instrument revenues as a percentage of total revenues should remain at historic levels of between 10% and 12%.
Revenues derived from VIAS, the Ventana branded and distributed version of our interactive histology imaging system increased $219 to $467 from $248, or 88.3%, in the first quarter of 2006 compared to the first quarter of 2005. We expanded the test menu supported by VIAS in April 2006 when we obtained 510(k) clearance from the U.S. Food and Drug Administration (FDA) for processing of Ventana’s assay for Ki-67, a cell proliferation biomarker used to assist with diagnosis and prognostic assessment of breast cancer. We expect that the ramp up of revenues derived from VIAS will accelerate as the test menu continues to expand.
In April of 2006, we introduced a Class I IHC kit for ProEx C detection of aberrant S phase induction in biopsied tissues. Aberrant S phase induction has been observed with cancer of the cervix, esophagus, skin, prostate, ovary and colon. This Class I IHC reagent will be employed by pathologists as an adjunct to histopathology.
In the fourth quarter of 2005, we resubmitted our pre-market approval supplement (PMAS) submission to the FDA to seek approval for expanded claims for the SurePath liquid based Pap test to include testing of cervical cells collected using the SurePath test Pack for the presence of high risk HPV DNA with Digene hc2 High Risk HPV DNA Test TM . This submission is currently under review. In the fourth quarter of 2005, we initiated our clinical trial designed to provide data in support of an FDA submission regarding our ProEx Br microscopic slide based breast cancer staging test. We continued to collect data as part of the clinical trial during the first quarter of 2006. We expect to submit these data to the FDA in the second half of 2006. In the first quarter of 2006, we initiated enrollment of patient samples to collect new data in support of a FocalPoint GS PMAS application that we expect to make later this year. Additionally, we initiated patient enrollment for our clinical trial to provide data in support of a planned pre-market approval (PMA) for the SurePath Molecular Pap test. Given the prevalence of cervical cancer and its precursors and the breadth of the study required, we anticipate submitting these data to FDA in early 2007. There can be no assurance that we will obtain FDA approval for any of these products when expected, if at all, and the failure to achieve such approvals may materially impact our revenues.
Challenges
Our primary challenges in 2006 relate to leveraging the pathways for growth that we have created over the past five years.
We have made significant progress in penetrating the cervical cytology marketplace with our SurePath liquid-based Pap test since its regulatory approval in 1999. We continue to believe that there is additional ground to be gained despite the fact that we continue to face significant competitive pressure. Our growing relationship with large commercial laboratory customers presents a significant continuing growth opportunity in 2006. Our success in 2006 will in large part depend on our ability to continue conversion of current and other large commercial laboratory customers. We continue to face the challenge of expanding our cervical cytology business in a heavily contested market segment while maintaining and growing our business within our traditional customer base. We will need to succeed at both if we are to achieve the revenues we have forecasted for 2006 (see Outlook below).
During 2005, we completed the expansion of our domestic sales force that we initiated in the third quarter of 2004. We face the challenge of ensuring the earliest possible return on this increased investment in sales and marketing by accelerating our growth in revenues generated from increased sales to our large commercial laboratory customers as well as maintaining and growing our traditional customer base. The expanded sales organization also presents new challenges for our sales management, given our increased size and expanded geographic coverage.
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
Successful movement of some of our cytology product offerings through the FDA approval process is a continuing challenge that we will face in 2006. In September 2005, we withdrew the PMAS we had submitted to the FDA for the FocalPoint GS Imaging System, having been notified by the FDA that the PMAS must be amended to include additional data. We initiated enrollment of patient samples to collect new data in support of a FocalPoint GS PMAS application in the first quarter of 2006, and we expect to resubmit our PMAS in the third quarter of 2006. In the first quarter of 2005 we announced that we had withdrawn our pre-market approval supplement (PMAS) submission to the FDA to seek approval for expanded claims for the SurePath liquid-based Pap test for testing cervical cells collected using the SurePath Test Pack for the presence of high risk HPV DNA with the Digene hc2 High-Risk HPV DNA Test™. We resubmitted this PMAS, using new and existing data and data analyses, in the fourth quarter of 2005. There can be no assurance that we will obtain FDA approval for our HPV-related application or for FocalPoint GS when expected, if at all, and the failure to achieve such approvals may materially impact our revenues.
In 2006, we also face the challenges and risks associated with the execution of new clinical trials in support of FDA submissions that we intend to make in 2006 and 2007 relating to our developing molecular diagnostic products, including new 510(k) notifications to process additional Ventana assays on our interactive histology imaging system and Pre-Market Approval applications for our molecular product for breast cancer staging and the SurePath Molecular Pap test. The length, size, complexity, cost, and potential outcome of these clinical trials will be driven by our ability to craft and execute a reasonable and well-designed clinical trial protocol. Successful execution of these clinical trials will ultimately impact revenues that we expect to generate from the sale of these products in the future. There can be no assurance that we will obtain FDA clearance for additional applications for VIAS or approval for our molecular product for breast cancer staging and the SurePath Molecular Pap test.
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
We expect that domestic and international sales of some of our molecular reagents and molecular imaging systems will increasingly contribute to our revenues for 2006 (see Outlook below). As a result, we will face the challenge of introducing these as either RUO products, ASRs or Class I IHCs in the U.S. as well as the challenges associated with the international introduction of products not yet approved for use in the U.S. The success of our slide based cervical staging, cervical screening and breast staging products, our blood-based ovarian screening product, and our molecular imaging systems will depend, to a large extent, on the outcome of our ongoing in-house studies, as well as external research studies that are being generated by independent investigators and clinical trials. As we collect data from both internal and external research studies we face the challenge of building the clinical case for the value of these developing products and the challenge of positioning ourselves for clinical trials; and for those product candidates in clinical trials, we face the challenge of translating the results of these studies into market opportunity, the challenges of securing regulatory approval, and the challenge related to preparing the market for a broader introduction of these products in 2006 and beyond. We also face the challenges associated with the late stage development of our ovarian screening assay, selection of a multiplexing testing platform for our blood based screening assays which would allow for simultaneous testing for multiple markers on a small volume of blood, adaptation of our ELISA formatted RUO ovarian screening reagents to the multiplexing testing platform that we select and for continuing clinical studies related to our melanoma staging product.
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
Litigation with Cytyc Corporation
We compete with Cytyc Corporation (Cytyc) with respect to the sale of our FocalPoint and Cytyc’s sale of its ThinPrep Imaging System. We believe Cytyc’s ThinPrep Imaging System infringes our patents. In 2003 we filed a lawsuit seeking damages and injunctive relief to stop such infringement, and Cytyc filed a separate action seeking a declaratory judgment in their favor. On January 5, 2004, those suits were consolidated into a single action in the United States District Court for the District of Massachusetts. The case numbers for the consolidated action are 1:03-CV-12630-DPW and 1:03-CV-11142-DPW. The case numbers are for reference only and the corresponding pleadings are expressly not incorporated into this document by reference. Fact and expert discovery have been completed. A claim construction or Markman ruling was issued by the court on November 28, 2005. The parties conducted mediation in March 2006 pursuant to the Court’s scheduling order. The parties are scheduled to file summary judgment motions by May 15, 2006. We anticipate that a trial will be scheduled sometime in the first half of 2007. We are unable to predict the ultimate outcome. Similarly, we are unable to predict the potential effect on our business and results of operations that any outcome may ultimately have.
Critical Accounting Policies
In our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, we identified our judgments and assumptions with respect to revenue recognition, allowance for doubtful accounts receivable, inventory, valuation of long-lived and other intangible assets and income taxes and valuation allowances as most critical to the accounting estimates used in the preparation of our financial statements. We reviewed our policies and estimates and determined that those policies require the most critical judgments and assumptions for the three months ended March 31, 2006. We did not make any changes in those policies during the quarter.
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
— First Tranche Warrants
The First Tranche warrants were exercisable upon the commencement of the agreement with Quest Diagnostics. Using the guidance in the FASB’s Emerging Issues Task Force Release 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” these warrants were valued (on the basis of the fair value of the warrants at the date of grant) using a Black-Scholes pricing model upon issuance at $3,896, which represented a deferred sales discount. The value of the warrants was recorded as additional paid-in capital and the resulting deferred sales discount is being amortized on a straight-line basis against revenues over the five-year term of the agreement. During the three months ended March 31, 2006, we recorded $195 of amortization as a reduction of revenues related to the First Tranche warrants. For the corresponding period of 2005, we also recorded $195 of amortization as a reduction of revenues in respect of the First Tranche. We will continue to record a non-cash sales discount of $65 per month, attributable to the initial warrants, over the remainder of the 60-month life of our agreement with Quest Diagnostics. Included in ‘other current assets’ and ‘other assets’ at March 31, 2006 and December 31, 2005 are the unamortized balances of deferred sales discount of $779 and $779 in other current assets and $1,623 and $1,819 in other assets, respectively.
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
— Summary
We recorded non-cash sales discount of $195 for the three months ended March 31, 2006, attributable to amortization and accrual of the discount, all related to the First Tranche warrants. For the corresponding period of 2005, we recorded $195 related to the First Tranche warrants and $237 of non-cash sales discount related to the Second Tranche warrants.
The (i) non-cash sales discount for the three months ended March 31, 2006 and 2005 and (ii) the amortization schedules associated with the warrants that are currently exercisable are summarized in the following table:

			Aggregate Value
	Non-Cash Sales	Non-Cash	(non-cash sales
	Discount	Sales	discount) of
	(Three Months	Discount	Tranche (as most	Amortization
	Ended	(Three Months Ended	recently	and Accrual
Warrant Tranche	March 31, 2006)	March 31, 2005)	calculated) (2)	Schedules (1)
First Tranche	$195	$195	$3,896	Five Years (ending May 2009)
Second Tranche	—	237	224	Six Months (ended June 2005)
Third Tranche	—	—	275	Six Months (ended September 2005)
Total	$195	$432

(1)	Amortization relates to deferred discount in connection with First Tranche; accrual of sales discount relates to all other Tranches.

(2)	Represents the aggregate amount of non-cash sales discount recorded or to be recorded for the Tranche.
The following tables present pro forma versions of our revenues, gross profit, net income and earnings per share (basic and diluted) to illustrate our results from operations excluding the recorded non-cash sales discounts relating to the warrants held by Quest Diagnostics. The tables present the most comparable GAAP measure to each non-GAAP measure, as well as the reconciliation to the corresponding GAAP measure. Our management believes that these non-GAAP financial measures provide a useful measure of our results of operations, excluding discounts that are not necessarily reflective of, or directly attributable to, our operations. We believe that these non-GAAP measures will allow investors to monitor our ongoing operating results and trends, gain a better understanding of our period-to-period performance, and gain a better understanding of our business and prospects for future performance. These non-GAAP results are not in accordance with, or an alternative for, generally accepted accounting principles and may be different from similar non-GAAP measures used by other companies.

	Three months ended March 31, 2006
		Reconciliation:
		Add Back Non-
		Cash Sales
	GAAP	Discount	Non-GAAP

Revenues	$24,042	$195	$24,237
Gross profit	16,137	195	16,332
Net income	1,745	195	1,940
Earnings per share:
Basic	$0.05	$195 to revenues used in calculation	$0.05
Diluted	$0.04	$195 to revenues used in calculation	$0.05

	Three months ended March 31, 2005
		Reconciliation:
		Add Back Non-
		Cash Sales
	GAAP	Discount	Non-GAAP

Revenues	$19,327	$432	$19,759
Gross profit	13,548	432	13,980
Net income	925	432	1,357
Earnings per share:
Basic	$0.02	$432 to revenues used in calculation	$0.04
Diluted	$0.02	$432 to revenues used in calculation	$0.03

Three Months Ended March 31, 2006 and 2005
The tables below summarize our segment results for the three months ended March 31, 2006 and 2005. All intersegment revenues have been eliminated. Comments made throughout this discussion related to our segments refer to the figures in these tables:

	Total
	Three Months Ended
	March 31,		Change	%
	2006	2005	vs 2005	Change

Revenues	$24,042	$19,327	$4,715	24.4
Cost of revenues	7,905	5,779	2,126	36.8

Gross profit	16,137	13,548	2,589	19.1
Gross margin	67.1%	70.1%	—

Operating expenses:
Research and development	3,594	3,129	465	14.9
Regulatory	1,111	752	359	47.7
Sales and marketing	6,182	4,942	1,240	25.1
General and administrative	3,564	3,895	(331)	(8.5)

	14,451	12,718	1,733	13.6

Operating income	$1,686	$830	$856	103.1

	Commercial Operations
	Three Months Ended
	March 31,		Change	%
	2006	2005	vs 2005	Change
Revenues	$23,512	$19,079	$4,433	23.2
Cost of revenues	7,453	5,619	1,834	32.6

Gross profit	16,059	13,460	2,599	19.3
Gross margin	68.3%	70.5%	—

Operating expenses:
Research and development	673	476	197	41.4
Regulatory	461	551	(90)	(16.3)
Sales and marketing	5,961	4,905	1,056	21.5
General and administrative	2,147	2,678	(531)	(19.8)

	9,242	8,610	632	7.3

Operating income	$6,817	$4,850	$1,967	40.6

	TriPath Oncology
	Three Months Ended
	March 31,
			Change	%
	2006	2005	vs 2005	Change
Revenues	$530	$248	$282	113.7
Cost of revenues	452	160	292	182.5

Gross profit	78	88	(10)	(11.4)
Gross margin	14.7%	35.5%	—

Operating expenses:
Research and development	2,921	2,653	268	10.1
Regulatory	650	201	449	223.4
Sales and marketing	221	37	184	497.3
General and administrative	1,417	1,217	200	16.4

	5,209	4,108	1,101	26.8

Operating loss	$(5,131)	$(4,020)	$(1,111)	(27.6)

Revenues
Total Revenues — Total revenues for the first quarter of 2006 were $24,042, representing an increase of $4,715, or 24.4%, compared to revenues of $19,327 in the first quarter of 2005. Total revenues for the three months ended March 31, 2006 include a reduction of $195, compared to $432 in the first quarter of 2005, related to a non-cash sales discount in connection with warrants issued to Quest Diagnostics which is discussed below in connection with sales of reagents (see also “Non-GAAP Financial Measures” above). The most significant component of our increased revenues was from increased sales of reagents and disposables in our commercial operations segment, as discussed further below.
Commercial Operations Revenues — Revenues for the first quarter of 2006 in our Commercial Operations segment were $23,512, net of a $195 non-cash sales discount related to reagents and disposable sales versus $19,079, net of a $432 non-cash sales discount in the first quarter of 2005, representing an increase of $4,433, or 23.2%.
In the first quarter of 2006, reagent revenues increased by $3,496, or 23.2%, versus the first quarter of 2005. Domestic sales of our SurePath and PrepStain reagents, which reflects the impact of a $195 non-cash sales discount in the first quarter of 2006 versus $432 in the first quarter of 2005, increased $2,345, or 20.0%, while international reagent and disposable sales increased $1,151, or 34.6%, over the same period in 2005. Revenues generated from domestic sales of reagents and disposables decreased by 3.5% from the fourth quarter of 2005. Worldwide, we shipped 21 PrepStain instruments, including 10 sales and 11 reagent rentals in the first quarter of 2006. In the U.S., we shipped 11 PrepStain instruments to new and existing customers, all of which were reagent rentals. During the first quarter of 2006, we gained 11 new laboratory customers in the U.S. Domestic sales of test kit units increased by 32.5% from the first quarter of 2005 and by 0.9% from the fourth quarter of 2005. Revenues generated from the sale of cervical cytology test kits to the large commercial laboratories increased 92.1% in the first quarter of 2006 over the first quarter of 2005. The large commercial laboratories accounted for 48.5% of all SurePath cervical cytology test kits sold by us in the U.S. in the first quarter of 2006 as compared to 33.4% in the first quarter of 2005 and 43.5% in the fourth quarter of 2005. The increase in business from large commercial laboratory customers continues to result from our relationships with Quest Diagnostics, LabCorp and AmeriPath and increasing focus of our sales and marketing efforts on the large commercial laboratories. In addition, SurePath tests sold to our traditional customer base increased 2.5% from the first quarter of 2005. We estimate that our SurePath Test Pack share of the domestic Pap smear testing market in the U.S. was almost 22% for the first quarter of 2006 versus approximately 16% for the first quarter of 2005.
Instrument revenues increased $590, or 31.8%, for the first quarter of 2006 versus the first quarter of 2005. Sales of PrepStain instruments worldwide decreased by $495, or 58.4%, for the first quarter of 2006 over the first quarter of 2005, comprised of a domestic decrease of $37 and a decrease of $458 internationally, largely due to significant sales in Canada during the first quarter of 2005. Worldwide sales of FocalPoint Slide Profiler systems increased approximately $987, or 98.8%, during the first quarter of 2006 compared to the first quarter of 2005, with a domestic increase of $321, or 75.9%, and an international increase of $666, or 115.6%. In aggregate, a net of one FocalPoint slide profiler was returned, since there were two placements and three returns in the U.S. during the quarter. This brings the total of FocalPoint slide profiler customers in the U.S. to 58, representing 109 instruments. Approximately 79% of FocalPoint customers in the U.S. utilize our integrating software to process both conventional Pap smears and SurePath slides. Sales related to our Extended SlideWizard instruments were $109 during the first quarter of 2006, all international, and increased $98, or 893.9% versus $11 in the first quarter of 2005, also all international.
Other revenues increased by $347, or 16.0%, from the first quarter of 2005 to the first quarter of 2006. The major components of this overall net increase were service revenue increases of $86, other SlideWizard-related increases of $83, freight and royalty increases of $51 and other consumable revenue increases of $192. Offsetting these increases were decreases in FocalPoint fee-per-use revenues totaling $65.
TriPath Oncology Revenues — Our TriPath Oncology business has been focused, since its inception, on developing molecular diagnostic products for malignant melanoma and cancers of the cervix, breast, ovary, and prostate. Our TriPath Oncology segment recorded $530 of revenues in the first quarter of 2006, primarily attributable to sales of the VIAS instrument, an increase of $282, or 113.7% compared with $248 in the same period of 2005, which was entirely attributable to sales of the VIAS instrument.
Gross Margin
Total Gross Margin — Total gross margin for the first quarter of 2006 was 67.1%, a decrease from 70.1% in the comparable period of 2005. This decreased gross margin resulted primarily from our growth in reagent revenues from our large commercial laboratory customers, due to typically lower selling prices to these higher-volume customers, and to a lesser degree from increased revenues in our lower margin instrument revenues, particularly VIAS, during the comparable quarters. Overall, gross profit increased by $2,589, or 19.1%, to $16,137 in the first three months of 2006 versus $13,548 in the first three months of 2005. Our Commercial Operations segment is primarily responsible for the increase in gross profit because of continued growth in reagent and disposable sales and lean-based efficiencies in our manufacturing operations, which includes tools such as Value Stream Mapping, One-Piece Flow, Kanban Materials Management and Kaizen implementation methodology. TriPath Oncology recorded decreased gross profit primarily related to increased sales of lower margin fee-per-use VIAS instruments during the first quarter of 2006 compared with 2005.
Commercial Operations Gross Margin — Gross margin for the first quarter of 2006 in our commercial operations segment was 68.3%, a decrease from 70.5% in the comparable period of 2005. Overall, this resulted in an increase in gross profit of $2,599, or 19.3%, between the comparable quarters. Gross profit decreased as the result of continued growth in reagent revenues in the large laboratory customer segment of our business as discussed above.
TriPath Oncology Gross Margin — Gross margin for the first quarter of 2006 in our TriPath Oncology segment was 14.7%, compared with 35.5% in the comparable period of 2005. TriPath Oncology had a relatively minor impact on overall gross margin in the first quarter of 2005, but did reduce overall gross margin by 1.2% in the first quarter of 2006. Gross margin in the first quarters of 2006 and 2005 resulted substantially from sales of the VIAS instrument. The gross margin differences between the comparable quarters resulted from increased sales of lower margin fee-per-use VIAS instruments during the first quarter of 2006 compared with 2005.
Research and Development
Total Research and Development — Research and development expenses include salaries and benefits of scientific and engineering personnel, depreciation of testing equipment, relevant consulting and professional services, components for prototypes and certain facility costs. Total research and development expenses for the first quarter of 2006 were $3,594, a $465, or 14.9%, increase from $3,129 in the first quarter of 2005.
Commercial Operations Research and Development — Research and development expenditures relating to our Commercial Operations segment reflect research activity related to our cervical cytology product line and the development of manufacturing capabilities for new molecular tests that we are developing. As our manufacturing operations are managed through our Commercial Operations segment, costs related to the manufacture of our new molecular tests will be assigned to our Commercial Operations segment. Commercial Operations research and development expenses increased by $197, or 41.4%, to $673 in the first quarter of 2006, from $476 in the first quarter of 2005, largely due to personnel related expenses.
TriPath Oncology Research and Development — Research and development expenses related to our TriPath Oncology segment increased by $268, or 10.1%, to $2,921 in the first quarter of 2006 from $2,653 in the first quarter of 2005. The increase predominantly reflects actions taken relative to the transition of our breast cancer staging assay and SurePath Molecular Pap test development efforts into clinical trials. In connection with this transition, we completed a number of development activities related to these products and took certain actions in the first quarter of 2006 that will result in cost reductions beginning in the second quarter. Personnel separation costs related to these cost reducing actions were principally reflected in the first quarter of 2006.
Regulatory
Total Regulatory — Regulatory expenses include salaries and benefits of regulatory and quality personnel, costs related to clinical studies and submissions to the FDA, and relevant consulting services. Total regulatory expenses for the first quarter of 2006 were $1,111, a $359, or 47.7%, increase from $752 in the first quarter of 2005.
Commercial Operations Regulatory — Regulatory expenses in our Commercial Operations segment decreased by $90, or 16.3%, to $461 in the first quarter of 2006, from $551 in the first quarter of 2005. This decrease was primarily attributable to the transfer of the majority of our clinical trials personnel to our TriPath Oncology segment in anticipation of our planned trials related to our cervical screening and breast staging assays.
TriPath Oncology Regulatory — Regulatory expenses in our TriPath Oncology segment increased by $449, or 223.4%, to $650 in the first quarter of 2006 from $201 in the first quarter of 2005. This increase in regulatory expenses reflects increased activities relating to our planned clinical trials for our cervical screening and breast staging assays including staffing, protocol finalization, site selection and preparation and initial sample procurement.
Sales and Marketing
Total Sales and Marketing — Sales and marketing expenses include salaries and benefits of sales, marketing, sales support and service personnel, and their related expenses. In addition, non-personnel-related expenses associated with marketing our products are also included in sales and marketing expenses. Total sales and marketing expenses for the first quarter of 2006 were $6,182, an increase of $1,240, or 25.1%, from $4,942 in the first quarter of 2005.
Commercial Operations Sales and Marketing — Sales and marketing costs in our Commercial Operations segment for the first quarter of 2006 were $5,961, an increase of $1,056, or 21.5%, compared to $4,905 in the corresponding quarter of 2005. This expense increase continues to predominantly reflect the reorganization and expansion of our sales and marketing activities which was initiated in the third quarter of 2004 and completed in 2005.
TriPath Oncology Sales and Marketing — Sales and marketing expenses in our TriPath Oncology segment for the first quarter of 2006 were $221, an increase of $184, or 497.3%, compared to $37 in the first quarter of 2005. This expense increase reflects expenses related to preparation for the potential launch of our future molecular diagnostic products.
General and Administrative
Total General and Administrative — General and administrative expenses include salaries and benefits for administrative personnel, legal and other professional fees and certain facility costs. Total general and administrative expenses for the first quarter of 2006 were $3,564, which represents a decrease of $331, or 8.5%, versus $3,895 recorded in the same period in 2005.
Commercial Operations General and Administrative — Commercial Operations recorded general and administrative expenses of $2,147 in the first quarter of 2006, a decrease of $531, or 19.8%, compared to $2,678 recorded in the same quarter in 2005. This was primarily attributable to lower costs related to litigation and to initial compliance with Section 404 of the Sarbanes-Oxley Act than we experienced in the first quarter of 2005.
TriPath Oncology General and Administrative — TriPath Oncology recorded general and administrative expenses of $1,417 in the first quarter of 2006, an increase of $200, or 16.4%, compared to $1,217 recorded in the same quarter in 2005. This was largely due to higher personnel expenditures.
Operating Income/(Loss)
Total Operating Income. Operating income during the first quarter of 2006 was $1,686, an improvement of $856, or 103.1%, compared with operating income of $830 in the first quarter of 2005. The improvement in operating income largely reflects incremental gross profit on new sales of reagents offset partially by increased operating expenses related to the reorganization and expansion of our sales and marketing activities, as described above. Total increases in gross profit contributed $2,589, or 19.1%, to the net improvement in operating income in the first quarter of 2006 compared with the same period in 2005. The increase in gross profit was partially offset by an increase in operating expenses of $1,733 or 13.6%, as described above.

Commercial Operations Operating Income. Operating income during the first quarter of 2006 attributable to Commercial Operations was $6,817, a $1,967, or 40.6%, improvement from operating income of $4,850 in the first quarter of 2005. The improvement in operating income largely reflects incremental gross profit on new sales of reagents partially offset by operating expenses related to the reorganization and expansion of our sales and marketing activities, as described above. Total increases in gross profit contributed $2,599, or 19.3%, to the net improvement in operating income in the first quarter of 2006, compared with the first quarter of 2005. The increase in gross profit was partially offset by an increase in operating expenses of $632, or 7.3%, as described above.
TriPath Oncology Operating Loss. Net operating loss during the first quarter of 2006 attributable to TriPath Oncology was $5,131, a $1,111, or 27.6%, larger operating loss compared with $4,020 in the first quarter of 2005. The larger net operating loss reflects decreased gross profit of $10, or 11.4%, and increased operating expenses of $1,101, or 26.8%, as described above.
Interest Income and Expense
Interest Income and Expense — Interest income for the first quarter of 2006 was $234, a $134 or 134.0%, increase from $100 during the first quarter of 2005. This increase was primarily attributable to higher interest rates compared with the first quarter of 2005 and due to higher average cash balances. There was $4 of interest expense for the first quarter of 2006 compared with $5 in the first quarter of 2005.
Net Income
We recorded net income in the first quarter of 2006 of $1,745, which compares with net income of $925 in the first quarter of 2005, an improvement of $820, or 88.6%. Although we recorded net income in the first quarters of 2006 and 2005, we had consolidated losses for regular federal income tax purposes in all periods presented, thus requiring no provision for regular federal income taxes. Income tax expense for the quarter ended March 31, 2006 equated to an effective tax rate of 8.9% compared to 0.0% for the quarter ended March 31, 2005. The primary difference between income tax expense and the U.S. statutory rate for the quarter ended March 31, 2006 was a change in the deferred tax valuation allowance resulting from utilization of federal net operating loss carryovers. The increase in the effective tax rate for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005 resulted primarily from federal Alternative Minimum Tax and increased expense for states with no or fully utilized loss carryovers.
Recently Issued Accounting Standards
In accordance with recently issued accounting pronouncements, we are required to comply with certain changes in accounting rules and regulations. Specifically, in accordance with SFAS Statement No. 123(R), “Share-Based Payment,” effective January 1, 2006, we have begun to record the value of stock options and other forms of equity-based long term incentives as a direct expense in our financial statements. See Note 7 to the Condensed Consolidated Financial Statements included herein and Developments (above).
Liquidity and Capital Resources
(In thousands, except share and per share amounts)
Since our formation and until 2004, our expenses had significantly exceeded our revenues each quarter, resulting in an accumulated deficit of $224,110 as of March 31, 2006. We have funded our operations primarily through the private placement and public sale of equity securities, debt facilities and product sales. We had cash and cash equivalents of $23,059 at March 31, 2006 compared with $22,457 at December 31, 2005.

We funded our operations in the first three months of 2006 from cash and cash equivalents on hand and revenues from both our Commercial Operations and TriPath Oncology segments.
The table below summarizes certain key components of our cash flow and working capital for the three months ended March 31, 2006 and 2005. Comments made throughout this discussion related to our cash-related activities refer to the figures in this table.

	Three Months Ended March 31,
	2006	2005	$ Change	% Change
Cash Flow Type: source/(use)
Operating	$870	$1,629	$(759)	(46.6)
Investing	(903)	(259)	(644)	(248.6)
Financing	618	124	494	398.4

Cash and cash equivalents at March 31	$23,059	$20,247	$2,812	13.9
Operating
Cash provided by operating activities was $870 during the three months ended March 31, 2006 compared with net cash provided of $1,629 during the corresponding period of 2005, a reduction of $759. The decrease in net cash provided by operations between the first three months of 2006 and 2005 was attributable to several factors. We recorded net income of $1,745 for the three months ended March 31, 2006 compared with $925 for the three months ended March 31, 2005, an improvement of $820. This improvement in earnings was offset by $1,579, comprised of a decrease in non-cash items of $72 and a net increase of $1,507 in the use of cash in operating assets and liabilities between the first three months of 2005 and the first three months of 2006.
The decrease in non-cash items of $72 between the first three months of 2006 and 2005 was primarily due to a decrease in non-cash sales discount of $237 and decreased depreciation and amortization of $67. Offsetting these decreases were increases of $100 of bad debt expense, $84 related to compensation expense recorded under SFAS 123(R) and an increase of $48 in income taxes provision.
The net increase of $1,507 in the use of cash in operating assets and liabilities between the first three months of 2005 and the first three months of 2006 was primarily attributable to an increase in working capital applied to accounts payable and accrued expenses of $2,023, offset by a decrease in working capital applied to accounts, notes and lease receivables of $464 and inventory of $57. The increase in working capital applied to accounts payable and accrued expenses was primarily attributable to personnel-related expenses, inventory purchases and clinical trial payments. The decrease in working capital applied to accounts, notes and lease receivables was attributable to stronger collections. Other changes in operating assets and liabilities reflected a net source of cash of $5.
Investing
Cash used by investing activities decreased by $644 from $259 during the first quarter of 2005 to $903 during the first quarter of 2006. Capital expenditures were $341 during the three months ended March 31, 2006 and $259 during the corresponding period of 2005, an increase of $82, primarily attributable to the purchase of machinery and equipment. We have no material commitments for capital expenditures. Additionally during the first three months of 2006, we acquired real estate and a mortgage in connection with the relocation of a newly hired employee. We initially recorded the real estate at $562 and have classified it as an other current asset.

Financing
Our cash provided by financing activities for the first three months of 2006 compared to the first three months of 2005 increased by $494, from $124 in the first three months of 2005 to $618 in the same period of 2006. These cash flows were most impacted by debt activity and stock option exercises. We had no traditional borrowings during the first three months of 2006 or in 2005, but as mentioned above, we acquired real estate and a mortgage in connection with the relocation of a newly hired employee. The mortgage was assumed at a value of $384 when it was aquired during the first quarter of 2006. Additionally, cash received from stock option exercises in the first three months of 2006 increased by $96 compared to the first three months of 2005. Additionally, payments on debt and leases in the first three months of 2006 were lower by $14 than in the first three months of 2005.
Until its expiration on April 27, 2006, we had a $7,500 working capital facility with Silicon Valley Bank. The entire amount of the line was available as long as certain financial covenants were met. If these covenants were not met, the available balance is limited to an amount equal to 80% of eligible accounts receivable. At March 31, 2006, we were entitled to borrow the full amount of the line. However, due to the assumed mortgage discussed above, we violated one of the facility’s covenants, for which we received a waiver from the bank. The line offered either a prime-based (prime plus 0.25%) or LIBOR-based (LIBOR plus 2.0%) pricing option for advances made under it and was collateralized by substantially all of our assets. The line of credit carried customary covenants, including the maintenance of a minimum modified quick ratio, minimum tangible net worth, and other requirements. We had no outstanding borrowings under this agreement at March 31, 2006 and allowed the line to expire as of April 27, 2006.
As of April 27, 2006 we secured a new $7,500 working capital facility with Wachovia Bank, N.A. The new line carries a rate of interest equal to LIBOR plus 1.80% and has an expiration date of April 27, 2007. The line of credit carries customary covenants, including the maintenance of a minimum tangible net worth, a minimum fixed charge coverage ratio and other requirements. The line is collateralized by substantially all of our assets. As of the date hereof, we have no oustanding borrowings under this facility.
From April 2003 until its expiration in March 2006, we maintained a $2,500 lease line of credit from General Electric Capital Corporation (“GE Capital”). Individual operating lease schedules under the lease line carry three-year terms. Financing charges are based on the fixed basic term lease rate factor. The interest rates on the various schedules, which are incorporated into the lease payments under this lease line, which are incorporated into the operating lease payments, range from 2.85% to 3.45%. The lease line was being used as an alternative source of capital to obtain assets, primarily equipment, subject to operating leases. In July 2005, this line was renewed for a one-year term (effective March 2005) for $1,000 (in addition to amounts for assets already leased under the line). Terms of the new line were substantially the same as the expiring line. As of both March 31, 2006 and December 31, 2005, assets with an original cost of $1,917 were leased under our lease lines with GE Capital. No new assets were added to the line during the first quarter of 2006. Future minimum lease payments under this lease line are $1,023 as of March 31, 2006. We allowed this line to expire in March 2006 with respect to our ability to lease additional assets under it, but the existing leases under the line will continue to their contractual maturities as described above. As the lease line has expired, no further assets will be leased under this line of credit.
As of April 1, 2006 we obtained a new $1,500 lease line of credit from GE Capital that replaced the lease line discussed above that expired in March 2006. The lease terms of the new line range from 36 to 48 months. The new line has a term of 1 year and carries a rate of interest based on the Federal Reserve’s 4 and 3 year Treasury Constant Maturities Rate. This lease line will be used as an alternative source of capital to obtain assets, primarily equipment, subject to leases.

During August 2002, we obtained a $1,500 lease line of credit from Bank of America. Bank of America assigned the leases under this line to GE Capital in 2004. Amounts used under this lease line are secured by a letter of credit against our line of credit with Silicon Valley Bank discussed above. Assets leased under this lease line carry three-year lease terms. Financing charges are based on three-year constant Treasury Maturities. The interest rates on the various schedules under this lease line, which are incorporated into the operating lease payments, range from 2.75% to 2.90%. The lease line was used as an alternative source of capital to obtain assets, primarily equipment, subject to operating leases. As of March 31, 2006 and December 31, 2005, assets with an original cost of $1,286 were leased under this lease line. Future minimum lease payments under this lease line were $216 as of March 31, 2006. As the lease line has expired, no further assets will be leased under this line of credit.
During 2004 the Federal Reserve began a policy of increasing its Federal funds interest rates from 46-year lows of 1.0%. By December 31, 2004, the Federal Reserve had increased this key interest rate to 2.25% with additional increases during 2005, to 4.25% by December 2005. At March 31, 2006 this key rate stood at 4.75%. This is up from 1.0% at the beginning of 2004. While this increasing interest rate environment, if it continues, will positively impact earnings on our invested cash, it will also negatively affect our earnings and our cash if we are required to incur additional debt.
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
Given our anticipated revenue mix, we expect that our gross margins will fall into a range of between 67% and 70% in 2006. As we continue our focus on large commercial laboratory customers, we expect to continue to face a corresponding deceleration in the relative growth of business within our traditional and more fully penetrated customer base. As sales to large commercial laboratories continue to increase, there may be some downward pressure on gross margin as the selling prices of our tests to higher volume customers, such as these large commercial laboratories, tend to be lower than selling prices to our other laboratory customers. We anticipate this downward trend may be somewhat offset as continued

improvements to our manufacturing costs, due to higher volumes and efficiencies from our lean-based manufacturing programs, continue to favorably impact cost of goods sold. The extent to which gross margin is affected as the result of this trend will depend upon the relative number of tests sold to the higher volume laboratories at any point in time.
The structure of our agreement with Ventana relating to the sale of a Ventana branded version (VIAS) of our interactive histology imager may also impact our gross margin in the remainder of 2006. Pursuant to the agreement we will receive a fixed payment for each imager manufactured for Ventana and usage fees for each Ventana test processed on each imaging system after placement with a Ventana customer. The instrument transfer price includes a small premium over our cost of manufacture and, as a result, will generate a gross margin for each instrument sold that is lower than is typical for our instrument sales. The anticipated gross margin associated with the usage fees approaches 100%. Since most of the activity in the first year of this agreement will logically relate to the initial placement of imaging systems, we anticipate that most revenues generated from this relationship in the second quarter of 2006, as it did during the first quarter of 2006, will reflect the lower gross margin associated with the instrument transfer price. We expect that this downward trend will be offset by the higher gross margin generated over time from usage fees, which we anticipate will become more significant during the latter half of 2006. The extent to which the overall gross margin is affected will depend on the extent to which Ventana is successful in placing instruments and generating tests from each instrument placed.
We expect our operating expenses to increase in 2006 by 15% to 20% from those from those reported in 2005. The most significant increase in operating expenses that we expect in 2006 will occur in our regulatory and clinical affairs programs. We expect that these expenses will increase by $6,500 to $7,000 in 2006 as we invest in our breast cancer staging and cervical screening (SurePath Molecular Pap test) clinical trials and collect additional data in support of a resubmission to the FDA relating to our FocalPoint GS Imaging System. We expect that expenses related to our clinical trials will be greatest in the second and third quarters of 2006 and will begin to decline in the fourth quarter. As we have transitioned our molecular imaging system, our breast cancer staging assay, and the SurePath Molecular Pap test either into the market place or into clinical trials, we have completed a number of development activities related to these products. We therefore expect to reduce research and development costs by approximately 10% in 2006 overall. We expect that the impact of the actions taken in January 2006 related to the completion of these development activities will result in cost reductions beginning in the second quarter as, termination costs related to these cost reductions were principally reflected in the first quarter of 2006. We expect that sales and marketing expenses will increase by approximately 15% to 20% in 2006 as we experience the full-year impact of the expanded sales and marketing activities that we implemented in 2005. We expect that general and administrative expenses will be comparable to those recorded in 2005.
Our Commercial Operations segment has been profitable for over three years and generated operating income of $22,075 in 2005, an increase of 49.7% over 2004. Additionally, operating income in the segment increased 40.6% from the first quarter of 2005 to the first quarter of 2006. We expect that this segment will continue to generate significant operating income and cash. The excess cash flow generated from the Commercial Operations segment has been, and will continue to be utilized in part to fund the operations of our TriPath Oncology segment. We anticipate that the TriPath Oncology segment, which includes all research and development, regulatory, sales and marketing, and administrative expenses relating to our molecular diagnostic programs, will incur $1,500 to $2,000 of expenses per month during the remainder of 2006, as it did during the first quarter of 2006, as we engage in clinical trials with respect to our cervical screening and breast staging assays, generate internal and external research studies on our RUO reagents for ovarian screening, select a multiplexing testing platform for our blood based screening assays that will allow for simultaneous detection of multiple markers from a very small volume of blood, adapt our ovarian screening assay to this testing platform in advance of anticipated clinical trials in 2007, follow-up on the April 2006 introduction of the Class I IHC kits that incorporate our Pro Ex C biomarkers, and continue to expand the VIAS testing menu.
We believe that we can continue to manage our cash to minimize the need for additional outside sources of cash in 2006. For the second straight year, we experienced positive cash flow from the business during 2005. While our positive cash flow is an important milestone, we may experience one or two additional quarters of negative cash flow in any given period, but we anticipate generating positive cash flow for the full year 2006 as a whole and beyond. We expect that our capital expenditures for 2006 may range from $1,000 to $1,500. We may borrow from our line of credit to finance part, or all, of those capital expenditures. While the existing line expired in April 2006, we secured a new $7,500 working capital facility with Wachovia Bank, N.A., as discussed above. We have availability under a $2,000 lease line of credit that can be used for equipment placed under operating leases. We believe that our existing cash, our expectation of continuing to generate positive cash flow for the full-year 2006, anticipated additional debt and/or lease financing for internal use assets, rental placements of PrepStain and fee-per-use placements of FocalPoint instruments will be sufficient to enable us to meet our future cash obligations for at least the next 12 months.
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
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R))”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” The adoption of SFAS 123(R)’s fair value method had a minor impact on our results of operations and operating cash flows for the three months ended March 31, 2006. The full-year impact of our adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of Pro Forma net loss and loss per share in footnote 2 (Stock Based Compensation) of our financial statements. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Our current estimate for the non-cash impact of implementing SFAS 123(R) on existing stock-based compensation instruments is less than $0.01 per share for full year 2006. However, if we issue annual grants of stock-based compensation instruments during 2006, as we typically do around the time of our annual shareholders’ meeting in May, there will be additional impact on our earnings per share. Since the majority of our outstanding options were vested in 2005 or prior, our current estimate of the total stock-based compensation expense in 2006, if stock-based compensation is granted, is an impact to earnings per share of between $0.01 and $0.02 per share, principally during the second half of 2006. This is discussed further above in footnote 7, “Stock-Based Compensation.”

We provide for income taxes in accordance with the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We review our deferred tax asset on a quarterly basis to determine if a valuation allowance is required, primarily based on our estimates of future taxable income. As of March 31, 2006 our net deferred tax asset is fully reserved through the valuation allowance. Changes in our assessment of the need for a valuation allowance could give rise to additional valuation allowance or release of the valuation allowance previously established against our deferred tax assets and either a related expense or benefit in the period of change.
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
Certain factors, among others, that could cause our actual results to differ materially from what is expressed in those forward-looking statements include the following:
—	we may be unable to increase sales and revenues at our historical rates;

—	we may not receive revenues when or in the amounts anticipated;

—	we may not be able to maintain profitability;

—	we may have to reflect non-cash sales discounts in connection with warrants held by Quest Diagnostics for different financial periods than we expect, depending upon if and when it becomes probable that certain sales-based milestones may be met in connection with our agreement with Quest Diagnostics;

—	we may not be able to continue to increase our penetration of the very competitive large commercial laboratories to the extent we expect, and we may not be able to maintain and grow our business within our traditional customer base to the extent we expect or at all;

—	we may not achieve revenues to the degree expected from our relationship with Ventana and the sale of analyte-specific reagents and research use only products derived from our molecular oncology development program;

—	our expanded sales and marketing presence may not have the expected impact, and we may face attrition issues customary for such an expansion;

—	we may incur greater expenses than we expect generally and with our clinical trials and sales and marketing efforts specifically;

—	our clinical trials may take longer to complete than we expect and may be unsuccessful; - we may not receive FDA approval for our FocalPoint GS and HPV-related applications;

—	the clinical trials for our breast cancer staging assay and SurePath Molecular Pap test may not be successful;

—	we may not receive FDA clearance for processing additional Ventana assays on the interactive histology imager on schedule or at all, and we may be required to obtain additional FDA and other regulatory approvals for the interactive histology imager, along with approvals for processing the assays, which we may not receive in a timely manner or at all;

—	revenues from our agreement with Ventana may not materialize to the extent we expect;

—	we may not be successful in selling TriPath Oncology’s pre-IVD (in-vitro diagnostic) products and services;

—	sales of our stock by Roche Holdings, Inc., which owns approximately 20% of our stock, may significantly impact our stock price;

—	we may need to obtain additional financing in the future;

—	we may be unable to obtain and maintain adequate patent and other proprietary rights protection of our products and services;

—	our products may not receive regulatory, pricing and reimbursement approval when we expect, if at all;

—	we may be unable to comply with the extensive domestic and international governmental regulatory, pricing and reimbursement approval and review procedures and other regulatory requirements to which the manufacture and sale of our products are subject, or lack the financial resources to bear the expense associated with such compliance;

—	our products may not be accepted by the market to the extent we expect and the frequency of use of our screening products may decline;

—	TriPath Oncology may be unable to successfully develop and commercialize molecular diagnostic oncology products when anticipated, if at all;

—	external studies of our product candidates may not come to the conclusions we expect;

—	TriPath Oncology may be unable to license markers needed to optimize its product candidates;

—	we may be unable to establish and maintain licenses, strategic collaborations and distribution arrangements;

—	we and laboratories using our products may not obtain adequate levels of third-party reimbursement for our products;

—	we may lack the financial resources necessary to further develop our marketing and sales capabilities domestically and internationally or to expand our manufacturing capability;

—	competition and technological, scientific and medical, changes may make our products or potential products and technologies less attractive, used less frequently, or obsolete;

—	our promotional discounts, sales and marketing programs and strategies may not have their expected effect; and

—	uncertainties resulting from the initiation and continuation of our litigation with a competitor could have a material adverse effect on our ability to continue our operations.
Some of these factors and others are discussed in more detail in Exhibit 99.1 “Factors Affecting Future Operating Results” to our Annual Report on Form 10-K for the year ended December 31, 2005, which exhibit is incorporated into this report by reference.
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
Changes in Internal Control
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our first fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are currently engaged in litigation with Cytyc Corporation, as more fully described in Note 9 of the Condensed Consolidated Financial Statements and in Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Exhibit 99.1 “Factors Affecting Future Operating Results” to our Annual Report on Form 10-K (File No. 0-22885) for the year ended December 31, 2005.
Also, information concerning certain risk factors is discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Which May Affect Future Operations and Results” of this Report on Form 10-Q.
Item 6. Exhibits
See Exhibit Index immediately following the Signatures.

TRIPATH IMAGING, INC.
FORM 10-Q
March 31, 2006
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIPATH IMAGING, INC.

DATE: May 1, 2006	BY:	/s/ Stephen P. Hall

Stephen P. Hall Senior Vice-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

3.1	Restated Certificate of Incorporation. Filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended June 30, 2002 (File No. 0-22885) and incorporated herein by reference.

3.2	Amended and Restated By-laws of the Company. Filed as Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended June 30, 2002 (File No. 0-22885) and incorporated herein by reference.

10.1*	Form of Stock Appreciation Rights Agreement under the Amended and Restated 1996 Equity Incentive Plan. Filed herewith.

31.1	Certifications of the Chief Executive Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certifications of the Chief Financial Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.

*	Indicates a management contract or compensatory plan.