Form 10-Q
period 2006-06-30
TRIPATH IMAGING INC
filed 2006-08-02
CIK 1041426

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

Large accelerated filer ☐	Accelerated Filer ☑	Non-accelerated filer ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2006

Common Stock, $.01 par value	38,449,857

TriPath Imaging, Inc.
Note Regarding Trademarks
We have registered trademarks in the United States for SurePath®, PrepStain®, FocalPoint®, AutoCyte®, AutoCyte Quic®, CytoRich®, ImageTiter®, PrepMate®, SlideWizard®, and TriPath Imaging®. We have pending U.S. trademark applications for ProExTM and SureDetectTM. Foreign registrations are maintained for several of our trademarks in Argentina, Australia, Brazil, Canada, Chile, China, the European Union, Hong Kong, Indonesia, Israel, Japan, Malaysia, Norway, the Russian Federation, South Africa, Switzerland and Taiwan. We have pending foreign trademark applications for ProExTM and SureDetectTM. In addition to trademark activity, we include a copyright notice on all of our documentation and operating software. There can be no assurance that any trademarks or copyrights that we own will provide competitive advantages for our products or will not be challenged or circumvented by our competitors. All other products and company names are trademarks of their respective holders.

Part I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
TriPath Imaging, Inc.
Condensed Consolidated Balance Sheets

	June 30,
	2006	December 31,
	(Unaudited)	2005
	(In thousands, except share and
	per share amounts)

Assets
Current assets:
Cash and cash equivalents	$24,001	$22,457
Accounts and notes receivable, net	16,948	15,647
Net investment in sales-type leases	1,488	828
Inventory, net	11,738	12,564
Deferred tax asset, net	4	—
Other current assets	2,348	1,676

Total current assets	56,527	53,172
Customer use assets, net	8,185	8,044
Property and equipment, net	4,978	4,556
Other assets	2,108	2,362
Net investment in sales-type leases, net of current portion	2,891	1,807
Intangible assets	6,585	7,027

Total assets	$81,274	$76,968

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,206	$4,459
Accrued expenses	4,636	5,323
Deferred revenue and customer deposits	756	1,106
Obligations under capital lease	38	23

Total current liabilities	10,636	10,911
Long-term portion of obligations under capital lease	133	98
Deferred tax liability, net	4	—
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.01 par value; 98,000,000 shares authorized; 38,449,857 and 38,324,632 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	385	383
Additional paid-in capital	292,460	291,561
Accumulated deficit	(222,547)	(225,915)
Accumulated other comprehensive income	284	11
Treasury stock, at cost, 10,000 shares at June 30, 2006 and December 31, 2005, respectively	(81)	(81)

Total stockholders’ equity	70,501	65,959

Total liabilities and stockholders’ equity	$81,274	$76,968

See accompanying notes to condensed consolidated financial statements

TriPath Imaging, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	(in thousands, except per share amounts)
	2006	2005	2006	2005

Revenues	$24,460	$21,253	$48,502	$40,580
Cost of revenues	7,282	6,514	15,187	12,293

Gross profit	17,178	14,739	33,315	28,287

Operating expenses:
Research and development	2,741	3,234	6,335	6,363
Regulatory	1,679	836	2,790	1,588
Sales and marketing	7,344	5,790	13,526	10,732
General and administrative	3,912	3,521	7,476	7,416

	15,676	13,381	30,127	26,099

Operating income	1,502	1,358	3,188	2,188
Interest income	265	157	499	257
Interest expense	(7)	—	(11)	(5)

Income before income taxes	1,760	1,515	3,676	2,440
Income taxes	137	—	308	—

Net income	$1,623	$1,515	$3,368	$2,440

Earnings per common share
Basic	$0.04	$0.04	$0.09	$0.06
Diluted	$0.04	$0.04	$0.09	$0.06

See accompanying notes to condensed consolidated financial statements

TriPath Imaging, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	June 30,
	2006	2005
	(in thousands)

Operating activities
Net income	$3,368	$2,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,394	2,608
Provision for doubtful accounts	382	—
Non-cash sales discount	546	913
Non-cash equity compensation	414	—
Income taxes	(77)	—
Change in operating assets and liabilities:
Accounts, notes and lease receivables	(3,397)	(2,351)
Inventory	(890)	(2,895)
Accounts payable and other current liabilities	(404)	2,975
Other	(667)	(1,024)

Net cash provided by operating activities	1,669	2,666

Investing activities
Purchases of property and equipment	(631)	(705)
Additions to intangible assets	—	(24)

Net cash used in investing activities	(631)	(729)

Financing activities
Proceeds from exercise of stock options	473	409
Principal payments on debt and leases, net	(14)	(19)

Net cash provided by financing activities	459	390

Effect of exchange rate changes on cash	47	(296)

Net increase in cash and cash equivalents	1,544	2,031
Cash and cash equivalents at beginning of period	22,457	18,949

Cash and cash equivalents at end of period	$24,001	$20,980

See accompanying notes to condensed consolidated financial statements

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by TriPath Imaging, Inc. in accordance with U.S. generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring accruals) that, in our opinion, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future periods. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K (File No. 0-22885) for the year ended December 31, 2005.
2. Inventory
Inventory consists of the following:

	June 30,	December 31,
	2006	2005

Stage of production:
Raw materials	$8,511	$10,052
Work-in-process	942	861
Finished goods	5,203	4,355

	14,656	15,268
Reserves for obsolete and slow moving inventory	(2,918)	(2,704)

	$11,738	$12,564

Categories:
Instruments	$12,341	$13,197
Reagents and disposables	2,315	2,071

	14,656	15,268
Reserves for obsolete and slow moving inventory	(2,918)	(2,704)

	$11,738	$12,564

For the three and six months ended June 30, 2006, net movements of $953 and $1,779, respectively, occurred between customer-use assets, property and equipment and inventory. Net movements of $1,443, and $2,051, respectively, occurred between customer-use assets, property and equipment and inventory for the comparable periods of 2005.
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
A summary of the product warranty obligation reserve activity is as follows:

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Balance, beginning of period	$(191)	$(94)	$(133)	$(159)
Accruals	9	(68)	(49)	(68)
Settlements made	—	—	—	65

Balance, end of period	$(182)	$(162)	$(182)	$(162)

4. Earnings Per Share of Common Stock
We follow the provisions of SFAS No. 128, “Earnings Per Share”, which requires us to present basic and diluted earnings per share. Basic earnings per share information is calculated by dividing the net income by the weighted-average number of shares of common stock outstanding during all periods presented. Diluted earnings per share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding after giving effect to all potentially dilutive shares of common stock, as if they had been issued at the beginning of the period presented. Potentially dilutive shares of common stock result from our outstanding stock options, stock appreciation rights (SARs) and warrants. Certain potential shares, attributable to certain stock options and warrants, were excluded from diluted earnings per share because their impact was antidilutive.
The following represents a reconciliation of the weighted average shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Basic
Assumed conversion of:	38,408,081	38,180,176	38,384,625	38,167,241
Stock options and SARs	804,168	1,035,492	700,703	1,069,464
Warrants	47,998	13,511	47,973	15,119

Diluted	39,260,247	39,229,179	39,133,301	39,251,824

The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Three months ended		Six month ended June 30,
	June 30,
	2006	2005	2006	2005

Stock options and SARs	4,100,472	3,304,434	4,100,472	3,285,046
Warrants	1,500,000	1,000,000	1,500,000	1,000,000

	5,600,472	4,304,434	5,600,472	4,285,046

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)
5. Lines of Credit
We had a $7,500 working capital facility with Silicon Valley Bank which expired on April 27, 2006.
As of April 27, 2006 we secured a new $7,500 working capital facility with Wachovia Bank, N.A. The line carries a rate of interest equal to LIBOR plus 1.80% and has an expiration date of April 27, 2007. The line of credit carries customary covenants, including the maintenance of a minimum tangible net worth, a minimum fixed charge coverage ratio and other requirements. The line is collateralized by substantially all of our tangible assets. There were no borrowings outstanding under this line of credit as of June 30, 2006.
During April 2003, we obtained a $2,500 lease line of credit from General Electric Capital Corporation (“GE Capital”). Individual operating lease schedules under this lease line carry three-year terms. Financing charges are based on the fixed basic term lease rate factor. The interest rates on the various schedules, which are incorporated into the lease payments under this lease line, range from 2.85% to 3.45%. The lease line was being used as an alternative source of capital to obtain assets, primarily equipment, subject to operating leases. In July 2005, this line was renewed for a one-year term for $1,000 (in addition to amounts for assets already leased under the line). Terms of the new line were substantially the same as the expiring line. The primary difference was that lease terms under this line range from 30 to 36 months. As of June 30, 2006 and December 31, 2005 assets with an original cost of $1,917 were leased under this lease line with GE Capital. Future minimum lease payments under this lease line are $675 as of June 30, 2006. We allowed this line to expire as of March 31, 2006 with respect to our ability to lease additional assets under it, but the existing leases under the line will continue to their contractual maturities as described above. As this lease line has expired, no additional assets will be leased under this line of credit.
As of April 1, 2006 we obtained a new $1,500 lease line of credit from GE Capital (in addition to amounts for assets previously leased under the line discussed above). The lease terms of the new line range from 36 to 48 months. The new line has a term of one year and carries a rate of interest based on the Federal Reserve’s four and three year Treasury Constant Maturities Rate. As of June 30, 2006 assets with an original cost of $51 were leased under this lease line with GE Capital. Future minimum lease payments under this lease line are $58 as of June 30, 2006.
During August 2002, we obtained a $1,500 lease line of credit from Bank of America. Bank of America assigned the leases under this line to GE Capital in 2004. Amounts used under this lease line were secured by a letter of credit against our line of credit with Silicon Valley Bank until that line’s expiration in April 2006, at which point GE Capital no longer required security for assets under this lease line of credit. Assets leased under this lease line carry three-year lease terms. Lease rates are based on three-year constant Treasury Maturities. The interest rates on the various schedules under this lease line, which are incorporated into the operating lease payments, range from 2.75% to 2.90%. The lease line was used as an alternative source of capital to obtain assets, primarily equipment, subject to operating leases. As of June 30, 2006 and December 31, 2005, assets with an original cost of $1,042 and $1,286, respectively, were leased under this lease line. Future minimum lease payments under this lease line are $108 as of June 30, 2006. As the lease line has expired, no further assets will be leased under this line of credit.

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)
6. Comprehensive Income
Comprehensive income is net income plus certain other items that are recorded directly to shareholders’ equity, which primarily consists of foreign currency translation. Comprehensive income was $1,819 and $1,215, and $3,641 and $2,010 for the three and six months ended June 30, 2006 and 2005, respectively.
7. Stock-Based Compensation
We have equity incentive plans (the “Plans”) under which incentive and non-statutory stock options, stock appreciation rights and restricted stock may be granted to our employees, directors or consultants.
In November 1996, we adopted the “1996 Equity Incentive Plan” (1996 Equity Plan). Pursuant to the 1996 Equity Plan, our employees, employees of our subsidiaries, directors and consultants may receive rights, to purchase or receive TriPath Imaging, Inc. common stock in the form of stock options, SARs or restricted stock. The 1996 Equity Plan is administered by the Compensation Committee of the Board of Directors. A maximum of 9,696,325 shares have been authorized to provide for grants and awards under the 1996 Equity Plan. Effective May 31, 2006, only stock-settled SARs are being granted or issued under this plan.
In June 1997, we adopted the “1997 Director Stock Option Plan” (1997 Director Plan). This Plan was amended at our 2006 annual shareholders’ meeting to allow SARs to be granted under it. Pursuant to the 1997 Director Plan, eligible directors may receive rights, to purchase or receive TriPath Imaging, Inc. common stock, in the form of stock options and SARs. Additionally, each time an eligible director is elected or re-elected to the Board of Directors, he or she is automatically granted the right to purchase or receive 30,000 shares of our common stock (from and after May 31, 2006, in the form of SARs) as discussed above. The 1997 Director Plan is administered by the Compensation Committee of the Board of Directors. A maximum of 600,000 shares have been authorized to cover grants and awards under the 1997 Director Plan. Effective May 31, 2006, only stock-settled SARs are being granted or issued under this plan.
We also have two plans from our merger with NeoPath, Inc. in 1999, the “NeoPath 1989 Stock Option Plan” and “NeoPath 1999 Plan.” No further shares of common stock are available for grant or award under these plans, which have balances of unexercised shares of 92,488 and 41,703, respectively as of June 30, 2006.
For periods covered by this report, stock options and SARs are the only instruments granted or issued under these plans. For directors, stock options granted prior to May 2005 vested ratably over 36 months. On May 31, 2005, the Board of Directors amended the vesting schedule under the Plan so that new options or SARs granted under the Plan vest as to 50% of the shares subject to the grant on December 31 of the year in which the grant is made and then vest as to the remainder of the shares subject to the grant in three equal installments on the first three anniversaries of the grant.
Stock options granted to employees prior to May 2005 vest ratably every 12 months and become fully vested after 48 months. Starting with equity grants made to employees in May 2006, new equity instruments granted to employees vest in four equal installments on the first four anniversaries of the grant.
The exercise price of options or SARs granted, as determined by the Compensation Committee of the Board of Directors, approximates fair market value of our common stock at the time of the grant.

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)
On May 31, 2005 and December 30, 2005, respectively, we accelerated the vesting of stock options that were both unvested and “out-of-the-money” and held by current employees, officers and directors with exercise prices greater than or equal to $8.89, which was $0.25 higher than the closing sales price of our common stock on the Nasdaq National Market on May 27, 2005, and $7.00, which was $0.97 higher than the closing sales price of our common stock on the Nasdaq National Market on December 29, 2005. The primary purpose of the vesting acceleration was to enable us to minimize future compensation expense associated with the accelerated options upon our adoption of Statement of Financial Accounting Standards No. 123(R), “Accounting for Stock-Based Compensation,” (SFAS 123(R)) in January 2006.
In 2002, we introduced our TriPath Imaging, Inc. Employee Stock Purchase Plan with 1,000,000 shares of common stock for authorized issuance. The plan qualifies as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code and permits substantially all employees to purchase a limited number of shares of the Corporation’s stock at 85% of market value.
On January 1, 2006, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, SARs, restricted stock units and restricted stock awards based on estimated fair values. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), which we previously applied.
We adopted SFAS 123(R) using the modified prospective transition method, which requires application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our Condensed Consolidated Financial Statements as of and for the three, and six, months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Condensed Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123(R). Therefore, the results as of June 30, 2006 are not directly comparable to the same period in the prior year.
SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. Share-based compensation expense recognized in our Condensed Consolidated Statements of Income for the three and six-months ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123(R). Compensation expense for the share-based payment awards granted subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Share-based compensation expense recognized in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2006 are based on awards ultimately expected to vest, and therefore it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ materially from those estimates.
Prior to the adoption of SFAS 123(R), we accounted for share-based awards using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, no share-based compensation expense had been recognized in our Condensed Consolidated Statements of Operations. For stock options granted at exercise prices below fair value, we recorded deferred compensation expense for the difference between the exercise price of the shares and the fair value.

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)
Amortization expense of $3 and $6 was recorded for the three and six months ending June 30, 2005, respectively. There was no amortization expense for the corresponding periods of 2006.
For purposes of determining the estimated fair value of share-based payment awards on the date of grant under SFAS 123(R), we used the Black-Scholes option-pricing model (Black-Scholes Model). The Black-Scholes Model requires the input of certain assumptions that involve judgment. Because our employee stock options and SARs have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing models may not provide a reliable single measure of the fair value of our employee stock options. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies, and thereby materially impact our fair value determination.
The fair value of each common stock option and SARs granted was estimated using the following weighted-average assumptions:

	June 30,
	2006	2005
Dividend yield	0%	0%
Expected volatility	45.4%	75.0%
Risk free interest rate	4.89%	3.59%
Expected option life (in years)	3.3	4.0
Expected volatility is based on the historical volatility of common stock. We use historical data on exercises of stock options and other factors to estimate the expected term of the stock options and SARs granted. The risk free rate is based on the U.S. Treasury yield curve in effect at the date of grant over the expected option life. None of the SARs we have granted to employees or directors to date under our equity incentive plans vest until December 31, 2006 (for directors) and May 31, 2007 (for employees).
Stock option and SAR activity for the three and six months ended June 30, 2006 is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Term (in
	Options (1)	Price	years)
Three months ended June 30, 2006:
Outstanding at April 1, 2006	5,798,511	$7.38
Granted	770,375	7.37
Exercised	(34,219)	2.71
Cancelled and expired	(75,962)	7.88

Outstanding at June 30, 2006	6,458,705	$7.39	6.7

Vested and exercisable at June 30, 2006	5,519,652	$7.46	6.7

Six months ended June 30, 2006:

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Term (in
	Options (1)	Price	years)
Outstanding at January 1, 2006	5,813,162	$7.37
Granted	842,375	7.31
Exercised	(98,523)	3.97
Cancelled and expired	(98,309)	9.09

Outstanding at June 30, 2006	6,458,705	$7.39	6.7

Vested and exercisable at June 30, 2006	5,519,652	$7.46	6.7

(1)	- Only options were granted prior to May 31, 2006. Since that date, only SARs have been granted.
At June 30, 2006, there was $1,901 of compensation expense that has yet to be recognized related to nonvested stock options and SARs. This expense is expected to be recognized over a weighted-average period of 1.2 years. At June 30, 2006, the aggregate intrinsic value of options and SARs issued and outstanding was $4,630, and the aggregate intrinsic value of options exercisable was $4,369. The total intrinsic value of options exercised was $160 and $346 for the three, and six, months ended June 30, 2006. The weighted-average grant-date fair value of stock options and SARs granted during the three and six months ended June 30, 2006 was $2.54 and $2.55, respectively.
Nonvested stock option and SAR activity for the three, and six, months ended June 30, 2006 is as follows:

Stock
Options (1)
Three months ended June 30, 2006:
Outstanding at April 1, 2006	211,606
Granted	770,375
Vested, cancelled and expired	(42,928)

Outstanding at June 30, 2006	939,053

Six months ended June 30, 2006:
Outstanding at January 1, 2006	178,081
Granted	842,375
Vested, cancelled and expired	(81,403)

Outstanding at June 30, 2006	939,053

(1)	- Only options were granted prior to May 31, 2006. Since that date, only SARs have been granted.
Share-based compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2006 was $330 and $414, respectively. The share-based compensation expense is calculated on a straight-line basis over the vesting periods of the related share-based awards. On an earnings per share basis, the adoption of SFAS 123(R) reduced basic and diluted earnings per share for the three and six months ended June 30, 2006 by $0.01.
As required by SFAS 123(R), we have presented disclosures of our pro forma income/(loss) and earnings/(loss) per share for both basic and diluted shares for prior periods as illustrated below.

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2005	2005
Net income, as reported	$1,515	$2,440

Stock-based compensation included in reported net income	3	6
Stock-based compensation expense under fair value based method for all plans	(4,501)	(5,538)

Pro forma net loss	$(2,983)	$(3,092)

Net earnings/(loss) per common share:
Basic:
As reported	$0.04	$0.06
Pro forma Diluted	$(0.08)	$(0.08)
As reported	$0.04	$0.06
Pro forma	$(0.08)	$(0.08)

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

	Shares Subject to	Exercise Price	Warrant
Warrant	Warrants	(per share)	Expiration Date	Vesting Status
First Tranche	800,000	$ 9.25	May 2007	Currently Exercisable
Second Tranche	200,000	$10.18	May 2007	Currently Exercisable
Third Tranche	500,000	$10.64	May 2007	Currently Exercisable
Fourth Tranche	1,000,000	$11.56	May 2008	Expected to Vest in the Third Quarter of 2006 Upon Achievement of Sales Milestone
Fifth Tranche	1,500,000	$12.03	May 2008	Exercisable Upon Achievement of Sales Milestone
The warrants permit exercise on a net issuance basis and are subject to a lock-up provision, which prohibits sales and other transfers of the underlying shares for a two-year period which ended in May 2006, at which point 50% of the shares underlying warrants then exercisable may be transferred, and subjects the remaining underlying shares to an additional one year lock-up.
— First Tranche Warrants
The First Tranche warrants were exercisable upon the commencement of the agreement with Quest Diagnostics. Using the guidance in the FASB’s Emerging Issues Task Force Release 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” these warrants were valued (on the basis of the fair value of the warrants at the date of grant) using a Black-Scholes pricing model upon issuance at $3,896, which represented a deferred sales discount. The

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)
value of the warrants was recorded as additional paid-in capital and the resulting deferred sales discount is being amortized on a straight-line basis against revenues over the five-year term of the agreement. Non-cash sales discounts of $195 and $195 were recorded for the three months ended June 30, 2006 and 2005 in connection with the First Tranche warrants. Non-cash sales discounts of $390 and $390 were recorded for the six, months ended June 30, 2006 and 2005 in connection with the First Tranche warrants.
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
— Second and Third Tranche Warrants
During the second and third quarters of 2005, the Second and Third Tranche warrants vested upon the achievement of the sales-based milestone applicable to those warrants. Using the guidance in the FASB’s Emerging Issues Task Force Release 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”), the 200,000 Second Tranche warrants were valued at $224 using a Black-Scholes pricing model, which was recorded as a reduction of revenues with a corresponding credit to additional paid-in capital. Additionally, the 500,000 Third Tranche warrants were valued at $275 using a Black-Scholes pricing model, which was recorded as a reduction of revenues with a corresponding credit to additional paid-in capital.
— Fourth Tranche Warrants
During the second quarter of 2006, it became probable that the Fourth Tranche warrants will vest during the third quarter of 2006 upon the achievement of the sales-based milestone applicable to those warrants. Using the guidance in the FASB’s EITF 96-18, the 1,000,000 Fourth Tranche warrants were valued on June 30, 2006 using a Black-Scholes pricing model, at $320. Based on the percentage of the milestone achieved by June 30, 2006, we recorded $156 as a reduction of revenues for the three months ended June 30, 2006 with respect to this Fourth Tranche with a corresponding credit to accrued sales discount.
— Summary
During the three and six months ended June 30, 2006, respectively, we recorded $351 and $546 of amortization and accrual of the sales discount as a reduction of revenues. We recorded $481 and $913, respectively, of amortization and accrual of the sales discount as a reduction of revenues for the comparable periods of 2005. Included in ‘other current assets’ and ‘other assets’ at June 30, 2006 are unamortized balances of $779 and $1,429, respectively, in respect of the First Tranche warrants. Included in ‘other current assets’ and ‘other assets’ at December 31, 2005 are unamortized balances of $779 and $1,819, respectively, in respect of the First Tranche warrants.

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
Factors Management Used to Identify the Company’s Reportable Segments
Our reportable segments are business units that offer or seek to develop different products and services. The reportable segments are each managed separately because they develop or seek to develop and commercialize distinct products. The segments operate as separate entities.
Results by Segment
The results, by segment, for the three, and six, months ended June 30, 2006 and 2005, are as follows:

	Three Months Ended June 30, 2006
	Commercial	TriPath
	Operations	Oncology	Total

Revenues	$24,097	$363	$24,460
Cost of revenues	7,024	258	7,282

Gross profit	17,073	105	17,178

Gross margin	70.9%	28.9%	70.2%
Operating expenses:
Research and development	590	2,151	2,741
Regulatory	778	901	1,679
Sales and marketing	7,012	332	7,344
General and administrative	2,524	1,388	3,912

Total operating expenses	10,904	4,772	15,676

Operating income/(loss)	$6,169	$(4,667)	$1,502

	Three Months Ended June 30, 2005
	Commercial	TriPath
	Operations	Oncology	Total

Revenues	$20,628	$625	$21,253
Cost of revenues	6,265	249	6,514

Gross profit	14,363	376	14,739

Gross margin	69.6%	60.2%	69.4%
Operating expenses:
Research and development	543	2,691	3,234
Regulatory	619	217	836
Sales and marketing	5,645	145	5,790
General and administrative	2,255	1,266	3,521

Total operating expenses	9,062	4,319	13,381

Operating income/(loss)	$5,301	$(3,943)	$1,358

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

	Six Months Ended June 30, 2006
	Commercial	TriPath
	Operations	Oncology	Total

Revenues	$47,610	$892	$48,502
Cost of revenues	14,477	710	15,187

Gross profit	33,133	182	33,315

Gross margin	69.6%	20.4%	68.7%
Operating expenses:
Research and development	1,263	5,072	6,335
Regulatory	1,239	1,551	2,790
Sales and marketing	12,974	552	13,526
General and administrative	4,672	2,804	7,476

Total operating expenses	20,148	9,979	30,127

Operating income/(loss)	$12,985	$(9,797)	$3,188

	Six Months Ended June 30, 2005
	Commercial	TriPath
	Operations	Oncology	Total

Revenues	$39,707	$873	$40,580
Cost of revenues	11,884	409	12,293

Gross profit	27,823	464	28,287

Gross margin	70.1%	53.2%	69.7%
Operating expenses:
Research and development	1,019	5,344	6,363
Regulatory	1,170	418	1,588
Sales and marketing	10,550	182	10,732
General and administrative	4,933	2,483	7,416

Total operating expenses	17,672	8,427	26,099

Operating income/(loss)	$10,151	$(7,963)	$2,188

All sales reflected in the tables above were generated from external customers. Inter-segment revenues of $258 and $710 during the three and six months ended June 30, 2006, respectively, were eliminated on consolidation. Inter-segment revenues of $249 and $409 were eliminated on consolidation for the comparable periods of 2005. Sales to external customers in our business segments for the three, and six, months ended June 30, 2006 and 2005, respectively, include the following:

	Three Months Ended		Six Months Ended
Commercial Operations	June 30,		June 30,
	2006	2005	2006	2005

Reagents and disposables	$18,721	$16,701	$37,275	$31,759
Instruments	3,171	1,639	5,618	3,496
Fee-per-use and other	2,205	2,288	4,717	4,452

Total revenues - Commercial Operations	$24,097	$20,628	$47,610	$39,707

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
TriPath Oncology	June 30,		June 30,
	2006	2005	2006	2005

Reagents	$55	$15	$81	$15
Instruments	253	257	720	505
Fee-per-use and other	55	353	91	353

Total revenues – TriPath Oncology	$363	$625	$892	$873

Reagent revenues for the three and six months ended June 30, 2006 in our Commercial Operations segment are net of $351 and $546, respectively, of amortization and accrual of the non-cash sales discount related to the Quest Diagnostics warrants (see Note 7 above). Reagent revenues for the comparable periods of 2005 are net of $481 and $913, respectively, of amortization and accrual of the non-cash sales discount related to the Quest Diagnostics warrants.
The tables below disclose certain other selected segment information:

	Three Months Ended June		Six Months Ended June 30,
	30,
	2006	2005	2006	2005
Depreciation and amortization
Commercial Operations	$1,123	$1,283	$2,240	$2,491
TriPath Oncology	74	61	154	117

Total consolidated depreciation and amortization	$1,197	$1,344	$2,394	$2,608

Purchases of property and equipment
Commercial Operations	290	428	576	593
TriPath Oncology	—	18	55	112

Total consolidated purchases of property and equipment	$290	$446	$631	$705

Non-cash compensation expense recorded attributable to SFAS 123(R)
Commercial Operations	208	—	250	—
TriPath Oncology	122	—	164	—
Total Non-cash compensation expense recorded attributable to SFAS 123(R)	$330	$—	$414	$—

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2006	2005
Segment assets
Commercial Operations	$139,812	$125,845
TriPath Oncology	1,686	1,669

Total segment assets	$141,498	$127,514

Reconciling item
Inter-segment loan account	(60,224)	(50,546)

Total consolidated assets	$81,274	$76,968

Geographic Area Data
Our Commercial Operation segment’s domestic revenues are generated primarily by direct sales activities. Domestic revenue is primarily obtained through our agreements with large commercial laboratories. International revenues continue to be derived primarily through distributors, except in Canada where we sell directly to our laboratory customers. Revenues by geographic area (or country) are reflected in the tables below:

	Three Months Ended June 30,
	2006		2005
United States	$18,778	77%	$15,625	74%
International	5,682	23%	5,628	26%

Total Revenues	$24,460		$21,253

	Three
	Months Ended June 30,
	2006	2005
International Revenues
Europe	$2,296	$2,227
Canada	1,361	1,625
Asia	1,910	1,690
Rest of world	115	86

Total international revenues	$5,682	$5,628

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

	Six Months Ended June 30,
	2006		2005
United States	$35,901	74%	$29,848	74%
International	12,601	26%	10,732	26%

Total Revenues	$48,502		$40,580

	Six
	Months Ended June 30,
	2006	2005
International Revenues
Europe	$6,128	$3,885
Canada	2,871	4,304
Asia	3,400	2,387
Rest of world	202	156

Total international revenues	$12,601	$10,732

Reagent revenues for the three, and six, months ended June 30, 2006 and 2005, respectively, were recorded as follows:

	Three Months Ended
	June 30,
	2006	2005

Domestic	$15,069	$12,676
International:
Europe	1,227	1,764
Canada	1,308	1,500
Asia	1,058	691
Rest of world	114	85

Total international	3,707	4,040

Total reagent revenues	$18,776	$16,716

	Six Months Ended
	June 30,
	2006	2005

Domestic	$29,151	$24,404
International:
Europe	3,536	2,784
Canada	2,725	3,151
Asia	1,745	1,281
Rest of world	199	154

Total international	8,205	7,370

Total reagent revenues	$37,356	$31,774

Revenues are attributed to geographic area (or country) based on the location of our customers, which include both distributors and end-users.

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)
9. Commitments and Contingencies
We compete with Cytyc Corporation (Cytyc) with respect to the sale of our FocalPoint and Cytyc’s sale of its ThinPrep Imaging System. We believe Cytyc’s ThinPrep Imaging System infringes our patents. In 2003 we filed a lawsuit seeking damages and injunctive relief to stop such infringement, and Cytyc filed a separate action seeking a declaratory judgment in their favor. On January 5, 2004, those suits were consolidated into a single action in the United States District Court for the District of Massachusetts. The case numbers for the consolidated action are 1:03-CV-12630-DPW and 1:03-CV-11142-DPW. The case numbers are for reference only and the corresponding pleadings are expressly not incorporated into this document by reference. Fact and expert discovery have been completed. A claim construction or Markman ruling was issued by the court on November 28, 2005. The parties have filed summary judgment motions and a hearing on those motions is scheduled for August 2, 2006. We anticipate that a trial will be scheduled sometime in the first half of 2007. We are unable to predict the ultimate outcome. Similarly, we are unable to predict the potential effect on our business and results of operations that any outcome may ultimately have.
Furthermore, in the ordinary course of business, we are the subject of, or party to, various pending or threatened claims and litigation. In the opinion of management, settlement of such claims and litigation will not have a material effect on our operations or financial position.
10. Recently Issued Accounting Standards
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4” (SFAS No.151) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . .”. SFAS No.151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No.151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No.151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier adoption permitted. We adopted SFAS No.151 as of January 1, 2006 and the adoption did not have a material impact on our consolidated financial statements.
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
In June 2006 the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation shall be effective for fiscal years beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of an enterprise’s fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. We do not expect the adoption of FIN 48 to have a material impact on our consolidated financial statements.

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
We record revenue from the sale, rental and/or lease of our instrument systems and from the sale of related reagents and disposables. Additionally, we record revenue from service contracts on our systems and other miscellaneous revenues.
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

Sales of reagents and disposables are recorded based on the contract governing the transaction, which is typically at the time the reagents and disposables are shipped from our facility. Billings and costs related to shipping products to customers are included in both revenues and cost of revenues, respectively.
For system rentals, systems are placed at the customer’s site free of charge and the customer is obligated either to purchase reagent kits for a fixed term, or are charged fees based on monthly minimum, or actual, usage. Under these transactions, revenue recognition typically occurs at the time of shipment of the reagent kits or on a monthly basis based on the actual or minimum usage. There is no capital equipment revenue recognized under these transactions.
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
TriPath Oncology
TriPath Oncology is the development engine of a broad based gene discovery program created to develop new molecular products for the early detection and clinical management of cancer and focuses on developing molecular diagnostic products for malignant melanoma and cancers of the cervix, breast, ovary, and prostate. In 2005, for the first time in our history, we generated significant revenues from the sale of some of the molecular products that we are developing in TriPath Oncology. To date in 2006, we have introduced an additional new microscopic slide based reagent, made significant progress in preclinical studies incorporating our ELISA formatted RUO reagents for blood based ovarian screening, further expanded the test menu supported by VIAS, the Ventana Medical Systems, Inc. (Ventana) branded and distributed version of our interactive histology imaging system and continued clinical trials relating to our breast cancer staging product and SurePath Molecular Pap test. Throughout the remainder of 2006, we expect to continue to generate revenues from the early commercialization of some of TriPath Oncology’s molecular diagnostic reagents and molecular imaging systems and we believe that sales related to these developing products will significantly impact our growth in the future.
Our molecular oncology program focuses on using new discoveries in genomics and proteomics research to develop and commercialize molecular diagnostic products to improve the early detection and clinical management of certain types of cancer. We have active programs in development seeking to create tests to identify individuals with certain types of cancer at the earliest possible stage of the disease, provide individualized predictive and prognostic information, guide treatment selection for patients with cancer, and predict disease recurrence. The core products and services we are developing will be based upon genomic and proteomic markers that were identified through discovery research conducted at Millennium Pharmaceuticals, Inc. (Millennium) under its research and development agreement with Becton, Dickinson and Company (BD) as well as other markers that have been or may be identified independently of that agreement. We have sublicensed certain of BD’s rights to the proprietary markers. Our approach to marker discovery, identification, and prioritization is based on correlation with patient outcome and includes the evaluation of markers that have been previously identified by others as well as novel markers that have not been previously associated with our specific product indications. As a result, to ensure our freedom to utilize known markers and integrate them into our product candidates, we have in certain instances licensed them from third parties. We are concurrently pursuing intellectual property protection for novel markers that we have identified and proprietary formulations that we are creating from the combination of either novel or known markers as well as for molecular imaging systems. However, we cannot be sure that we will be able to license additional markers on a “go-forward” basis, on acceptable terms, if at all, or establish intellectual property protection of our novel markers, proprietary formulations or molecular imaging systems. During 2004, 2005 and the first half of 2006 we filed U.S. provisional, U.S. non-provisional and international (PCT) patent applications that covered our discoveries, validation, and clinical assay format development in our cervical screening, breast prognosis and ovarian molecular oncology programs and obtained exclusive licenses from third parties to intellectual property relating to two potentially constituent biomarkers. We anticipate filing additional applications in the second half of 2006 related to our discoveries, validation, and clinical assay format development in our programs. We cannot be sure that our products or technologies do not infringe patents that may be granted in the future pursuant to pending patent applications or that our products do not infringe any patents or proprietary rights of third parties or that all of our issued patents are valid.
Our interactive histology imaging system has been launched by Ventana pursuant to our five-year global supply agreement under which Ventana obtained exclusive rights to sell and distribute worldwide a Ventana-branded version of the system. We believe the agreement provides the potential for continued capital equipment and fee-per-use revenues in the remainder of 2006 should Ventana be successful in placing the instrument with its end user customer laboratories.
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
Developments
In the first half of 2006 we generated revenues of $48,502, a 19.5% increase from the first half of 2005, gross profit of $33,315, a 17.8% increase from the first half of 2005, and net income of $3,368 or $0.09 per basic and diluted share, an increase of $928, a 38.0% improvement, from net income of $2,440 or 0.06 per basic and diluted share, in the first half of 2005. Net income in the first half of 2006 reflects the impact of $414 in costs due to recognition of expenses related to non-cash equity compensation under SFAS 123(R), which we adopted in January of 2006. We remained cash flow positive for the six months ended June 30, 2006, generating cash at an average monthly rate of $257.
The growth in revenues in the first half of 2006 as compared to the first half of 2005 was primarily driven by growth in the U.S., where revenues generated from the sale of reagents and disposables increased 19.5% and revenues generated from sales and usage fees associated with the Company’s FocalPoint and VIAS imaging systems grew 64.9% when compared to the first half of 2005. The growth in domestic revenues accounted for 76.4% of overall growth in the half as revenues generated outside the U.S. grew 17.4% from the first half of 2005.
Revenues generated from the sale of reagents and disposables in the first six months of 2006 reflect a $367 decrease in non-cash sales discount related to our agreement with Quest Diagnostics compared with the first six months of 2005. This decrease resulted from the difference in costs associated with the anticipated vesting of the Fourth Tranche Warrants in the first half of 2006 and the vesting of the Second and Third Tranche Warrants in the first half of 2005 (see Results of Operations Non-GAAP Financial Measures below).
Worldwide sales of SurePath reagents and disposables increased 17.6% from the first half of 2005 and accounted for 77.0% of total revenues generated in the first half of 2006. The growth in SurePath reagent and disposable sales accounted for approximately 70.5% of the increase in total revenues which occurred between the first half of 2005 and the first half of 2006. Approximately 28.4% of the increase in total revenues from the first half of 2005 resulted from increased revenues generated from the sale, rental, and usage fees associated with our instruments, including the FocalPoint Slide Profiler, the PrepStain slide processor, and VIAS and accounted for 15.0% of total revenues generated in the first half of 2006. Worldwide revenues generated from the sale, rental, and usage fees associated with the FocalPoint Imaging System increased 65.4% from the first half of 2005 and accounted for 68.5% of instrument related revenues generated worldwide.
In the first half of 2006, our cervical cancer screening business grew increasingly profitable. Operating income generated by our commercial operations segment grew to $12,985, a 27.9% increase from the same period in 2005, on 19.9% growth in total revenues associated with the our cervical cancer screening products, including the SurePath Liquid Based Pap test and the FocalPoint Imaging System. While worldwide revenues generated from the sale and usage fees associated with our instruments grew 44.5% in the first half of 2006 compared to the same period in 2005, growth in total revenues was again primarily driven by sales of the our reagents and disposables which accounted for 77.0% of total revenues reported in the half. The number of SurePath tests sold worldwide increased by 25.9%. In the U.S., where the number of tests sold increased by 29.9%, the Company estimates that by the end of the second quarter of 2006 the SurePath Liquid based Pap test accounted for approximately 24% of all Pap tests performed, compared to 22% in the first quarter of 2006 and 18% in the second quarter of 2005. This growth in market share reflects a 71.5% increase in tests sold to the large commercial laboratories and a 6.0% increase in tests sold to our traditional customer base in the first half of 2006 compared to the first half of 2005. Tests sold to the large commercial laboratories accounted for 48.1% of SurePath tests sold in the U.S. in the first half of 2006 as compared to 36.4% in the first half of 2005.
Revenues generated in the first half of 2006 outside the U.S. increased 17.4% from the first half of 2005, and accounted for 26.0% of total worldwide revenues generated in the period. The increase in revenues generated outside the U.S. reflects an 11.3% increase in sales of reagents and disposables and a 24.3% increase in revenues generated from sales, rentals and usage fees associated with our instruments, including the FocalPoint Imaging System, the PrepStain slide processor and our Slide Wizard workstation. Instrument related revenues accounted for 25.4% of revenues generated outside the U.S. in first half of 2006. Our revenue growth in the first half of 2006 outside the U.S. primarily resulted from increases of 57.7% in Europe and 42.5% in Asia when compared to the first half of 2005. Revenues generated in Canada declined 33.3% because we sold 12 instruments that were previously placed under reagent rental agreements to Canadian customers in the first half of 2005. Also, a change in the distribution process of one of the large Canadian labs resulted in reduced reagent purchases during the second quarter of 2006.
Sales of our cervical ASR in our TriPath Oncology segment increased between the first halves of 2005 and 2006 by $66, or 455.0%, from $15 to $81. Revenues derived from VIAS increased $303 to $811 from $508, in the first half of 2006 compared to the first half of 2005. This increase was offset by a decrease of $350 in fee income.
We expanded the test menu supported by VIAS in April 2006 when we obtained 510(k) clearance from the U.S. Food and Drug Administration (FDA) for processing of Ventana’s assay for Ki-67, a cell proliferation biomarker used to assist with diagnosis and prognostic assessment of breast cancer. We plan to continue to expand this menu and, to this end, submitted a notification for 510(k) clearance of an additional breast marker in the second quarter of 2006 and are currently preparing another application for submission in the third quarter of 2006. We expect that the ramp up of revenues derived from VIAS will accelerate as the test menu continues to expand.
In April of 2006, we introduced a Class I IHC kit for ProEx C detection of aberrant S-phase induction in biopsied cervical tissues. Aberrant S-phase induction has been observed with cancer of the cervix, esophagus, skin, prostate, ovary and colon. This Class I IHC reagent will be employed by pathologists as an adjunct to histopathology. Through July 2006, this reagent has been purchased by thirteen laboratories and is currently being evaluated by each of the three large commercial laboratories in the U.S as well as over twenty regional, hospital and academic laboratories in the U.S and abroad.
Research studies relating to the ProEx C reagent for cervical screening were presented by our research staff and independent external investigators in the first half of 2006. We expect that the results of other studies incorporating both ProEx C and ProEx Br, our breast cancer staging reagents, will appear in peer reviewed publications or will be presented at major scientific meetings later in 2006.
In the first quarter of 2006, we initiated enrollment of patient samples to collect new data in support of a FocalPoint GS PMAS application that we expect to make by the end of the third quarter of this year. In the fourth quarter of 2005, we resubmitted our pre-market approval supplement (PMAS) submission to the FDA to seek approval for expanded claims for the SurePath liquid based Pap test to include testing of cervical cells collected using the SurePath test Pack for the presence of high risk HPV DNA with Digene hc2 High Risk HPV DNA TestTM. We are currently in discussions with the FDA regarding this submission and are responding to the FDA’s request for information. In the fourth quarter of 2005, we initiated our clinical trial designed to provide data in support of an FDA submission regarding our ProEx Br microscopic slide based breast cancer staging test. We continued to collect data as part of the clinical trial during the first half of 2006. We expect to complete this study and submit these data to the FDA in the second half of 2006. Additionally, we initiated patient enrollment for our clinical trial to provide data in support of a planned pre-market approval (PMA) for the SurePath Molecular Pap test. Given the prevalence of cervical cancer and its precursors and the breadth of the study required, we anticipate submitting these data to FDA in 2007. There can be no assurance that we will obtain FDA approval for any of these products when expected, if at all, and the failure to achieve such approvals may materially impact our revenues.
We initiated a multi-site preclinical study incorporating our ELISA formatted RUO reagents for blood based ovarian screening and monitoring in the second quarter of 2006. We expect that this study will be completed later in the second half of 2006. In the second quarter, we completed our evaluation of multiplexing testing platforms for high volume blood based screening and continue to expect to initiate adaptation of our ovarian screening assay to a multiplexing testing platform by year end.
Challenges
Our primary challenges in 2006 relate to leveraging the pathways for growth that we have created over the past five years.

We have made significant progress in penetrating the cervical cytology marketplace with our SurePath liquid-based Pap test since its regulatory approval in 1999. We continue to believe that there is additional ground to be gained despite the fact that we continue to face significant competitive pressure. Our growing relationship with large commercial laboratory customers continues to present a significant continuing growth opportunity throughout the remainder of 2006. Our success will in large part depend on our ability to continue conversion of current and other large commercial laboratory customers. We continue to face the challenge of expanding our cervical cytology business in a heavily contested market segment while maintaining and growing our business within our traditional customer base. We will need to succeed at both if we are to achieve the revenues we have forecasted for 2006 (see Outlook below).
Now that we’ve completed the expansion of our domestic sales force that we initiated in the third quarter of 2004, we face the challenge of ensuring the earliest possible return on this increased investment in sales and marketing by accelerating our growth in revenues generated from increased sales to our large commercial laboratory customers as well as maintaining and growing our traditional customer base. The expanded sales organization also presents new challenges for our sales management, given our increased size and expanded geographic coverage.
Given the accelerated traction we gained outside the U.S. in recent years, we expect that our sales outside the U.S. will contribute significantly to our growth in 2006 and beyond. The primary challenges we face outside the U.S. include governmental decisions regarding licensing and reimbursement, competition and regional variations in practices and product acceptance. In addition, since we sell predominantly through regional distributors in all markets outside the U.S. except for Canada and, beginning in the second quarter of 2006, Belgium, we face the challenges associated with managing these independent sales distributors in most international markets and our success, to a large extent, is dictated by the performance of the regional distributors. In Canada, where we sell through our own sales force, our greatest challenge in 2006 relates to our ability to translate the success we have enjoyed to date in the province of Ontario to other population centers. In Belgium, where we just began selling through our own sales force, our greatest challenge in 2006 relates to our ability to interface successfully with both an existing, and untapped, customer base which typically interfaced with our Belgian distributor.
Successful movement of some of our cytology product offerings through the FDA approval process is a continuing challenge that we will face in 2006. In September 2005, we withdrew the PMAS we had submitted to the FDA for the FocalPoint GS Imaging System, having been notified by the FDA that the PMAS must be amended to include additional data. We initiated enrollment of patient samples to collect new data in support of a FocalPoint GS PMAS application in the first quarter of 2006, and we expect to resubmit our PMAS in the third quarter of 2006. In the first quarter of 2005 we announced that we had withdrawn our pre-market approval supplement (PMAS) submission to the FDA to seek approval for expanded claims for the SurePath liquid-based Pap test for testing cervical cells collected using the SurePath Test Pack for the presence of high risk HPV DNA with the Digene hc2 High-Risk HPV DNA Test™. We resubmitted this PMAS, using new and existing data and data analyses, in the fourth quarter of 2005. We are currently in discussions with the FDA regarding this submission and are responding to FDA’s request for information. There can be no assurance that we will obtain FDA approval for our HPV-related application or for FocalPoint GS when expected, if at all, and the failure to achieve such approvals may materially impact our revenues.
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

Litigation with Cytyc Corporation
We compete with Cytyc Corporation (Cytyc) with respect to the sale of our FocalPoint and Cytyc’s sale of its ThinPrep Imaging System. We believe Cytyc’s ThinPrep Imaging System infringes our patents. In 2003 we filed a lawsuit seeking damages and injunctive relief to stop such infringement, and Cytyc filed a separate action seeking a declaratory judgment in their favor. On January 5, 2004, those suits were consolidated into a single action in the United States District Court for the District of Massachusetts. The case numbers for the consolidated action are 1:03-CV-12630-DPW and 1:03-CV-11142-DPW. The case numbers are for reference only and the corresponding pleadings are expressly not incorporated into this document by reference. Fact and expert discovery have been completed. A claim construction or Markman ruling was issued by the court on November 28, 2005. The parties have filed summary judgment motions and a hearing on those motions is scheduled for August 2, 2006. We anticipate that a trial will be scheduled sometime in the first half of 2007. We are unable to predict the ultimate outcome. Similarly, we are unable to predict the potential effect on our business and results of operations that any outcome may ultimately have.
Critical Accounting Policies
In our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, we identified our judgments and assumptions with respect to revenue recognition, allowance for doubtful accounts receivable, inventory, valuation of long-lived and other intangible assets and income taxes and valuation allowances as most critical to the accounting estimates used in the preparation of our financial statements. We reviewed our policies and estimates and determined that those policies require the most critical judgments and assumptions for the three months ended June 30, 2006. We did not make any changes in those policies during the quarter.
Results of Operations
(In thousands, except share and per share amounts)
Non-GAAP Financial Measures
In May 2004, we entered into a multi-year agreement with Quest Diagnostics pursuant to the terms of which Quest Diagnostics uses our SurePath and PrepStain products. In connection with the agreement, we issued Quest Diagnostics warrants with respect to an aggregate of 4,000,000 shares of our common stock, which are described in the following table:

			Warrant
	Shares Subject to	Exercise Price	Expiration
Warrant	Warrants	(per share)	Date	Vesting Status
First Tranche	800,000	$9.25	May 2007	Currently Exercisable
Second Tranche	200,000	$10.18	May 2007	Currently Exercisable
Third Tranche	500,000	$10.64	May 2007	Currently Exercisable
Fourth Tranche	1,000,000	$11.56	May 2008	Expected to Vest in the Third Quarter of 2006 Upon Achievement of Sales Milestone
Fifth Tranche	1,500,000	$12.03	May 2008	Exercisable Upon Achievement of Sales Milestone
The warrants permit exercise on a net issuance basis and are subject to a lock-up provision, which prohibits sales and other transfers of the underlying shares for a two-year period which ended in May 2006, at which point 50% of the shares underlying warrants then exercisable may be transferred, and subjects the remaining underlying shares to an additional one year lock-up.

▬ First Tranche Warrants
The First Tranche warrants were exercisable upon the commencement of the agreement with Quest Diagnostics. Using the guidance in the FASB’s Emerging Issues Task Force Release 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” these warrants were valued (on the basis of the fair value of the warrants at the date of grant) using a Black-Scholes pricing model upon issuance at $3,896, which represented a deferred sales discount. The value of the warrants was recorded as additional paid-in capital and the resulting deferred sales discount is being amortized on a straight-line basis against revenues over the five-year term of the agreement. Non-cash sales discounts of $195 and $195 were recorded for the three months ended June 30, 2006 and 2005 in connection with the First Tranche warrants. Non-cash sales discounts of $390 and $390 were recorded for the six, months ended June 30, 2006 and 2005 in connection with the First Tranche warrants. We will continue to record a non-cash sales discount of $65 per month, attributable to the initial warrants, over the remainder of the 60-month life of our agreement with Quest Diagnostics. Included in ‘other current assets’ and ‘other assets’ at June 30, 2006 and December 31, 2005 are the unamortized balances of deferred sales discount of $779 and $779 in other current assets and $1,429 and $1,819 in other assets, respectively.
▬ Sales-Based Milestone Warrants
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
▬ Second and Third Tranche Warrants
During the second and third quarters of 2005, the Second and Third Tranche warrants vested upon the achievement of the sales-based milestone applicable to those warrants. Using the guidance in the FASB’s Emerging Issues Task Force Release 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”), the 200,000 Second Tranche warrants were valued at $224 using a Black-Scholes pricing model, which was recorded as a reduction of revenues with a corresponding credit to additional paid-in capital. Additionally, the 500,000 Third Tranche warrants were valued at $275 using a Black-Scholes pricing model, which was recorded as a reduction of revenues with a corresponding credit to additional paid-in capital.
▬ Fourth Tranche Warrants
During the second quarter of 2006, it became probable that the Fourth Tranche warrants will vest during the third quarter of 2006 upon the achievement of the sales-based milestone applicable to those warrants. Using the guidance in the FASB’s EITF 96-18, the 1,000,000 Fourth Tranche warrants were valued on June 30, 2006 using a Black-Scholes pricing model, at $320. Based on the percentage of the milestone achieved by June 30, 2006, we recorded $156 as a reduction of revenues for the three months ended June 30, 2006 with respect to this Fourth Tranche with a corresponding credit to accrued sales discount.
▬ Summary
During the three and six months ended June 30, 2006, respectively, we recorded $351 and $546 of amortization and accrual of the sales discount as a reduction of revenues. We recorded $481 and $913, respectively, of amortization and accrual of the sales discount as a reduction of revenues for the comparable periods of 2005. Included in ‘other current assets’ and ‘other assets’ at June 30, 2006 are unamortized balances of $779 and $1,429, respectively, in respect of the First Tranche warrants. Included in ‘other current assets’ and ‘other assets’ at December 31, 2005 are unamortized balances of $779 and $1,819, respectively, in respect of the First Tranche warrants.
The (i) non-cash sales discount for the six months ended June 30, 2006 and 2005 and (ii) the amortization schedules associated with the warrants that are currently exercisable (or, in the case of the Fourth Tranche Warrants, that are expected to become exercisable in the third quarter of 2006) are summarized in the following table:

			Aggregate Value
	Non-Cash Sales	Non-Cash Sales	(non-cash sales
	Discount	Discount	discount) of
	(Six Months	(Six Months	Tranche (as most	Amortization
	Ended	Ended	recently	and Accrual
Warrant Tranche	June 30, 2006)	June 30, 2005)	calculated) (2)	Schedules (1)
First Tranche	$390	$390	$3,896	Five Years (ending May 2009)
Second Tranche	—	224	224	Six Months (ended June 2005)
Third Tranche	—	299	275	Six Months (ended September 2005)
Fourth Tranche	156	—	320	Six Months (ended September 2006 estimated)

Total	$546	$913

(1)	Amortization relates to deferred discount in connection with First Tranche; accrual of sales discount relates to all other Tranches.

(2)	Represents the aggregate amount of non-cash sales discount recorded or estimated to be recorded for the Tranche.
The following tables present non-GAAP versions of our revenues, gross profit, net income and earnings per share (basic and diluted) to illustrate our results from operations excluding the recorded non-cash sales discounts relating to the warrants held by Quest Diagnostics and the impact of SFAS 123(R). The tables present the most comparable GAAP measure to each non-GAAP measure, as well as the reconciliation to the corresponding GAAP measure. Our management believes that these non-GAAP financial measures provide a useful measure of our results of operations, excluding discounts that are not necessarily reflective of, or directly attributable to, our operations. Our management believes that the exclusion of the impact of SFAS 123(R) will allow for a better comparison of results in 2006 to those in 2005 that did not include SFAS 123(R) stock-based compensation expense, and will therefore enhance the comparability of results against prior periods. We believe that these non-GAAP measures will allow investors to monitor our ongoing operating results and trends, gain a better understanding of our period-to-period performance, and gain a better understanding of our business and prospects for future performance. In addition, management uses these non-GAAP measures internally for operating, budgeting and financial planning purposes. These non-GAAP results are not in accordance with, or an alternative for, generally accepted accounting principles and may be different from similar non-GAAP measures used by other companies.

	Three months ended June 30, 2006
			Reconciliation:
			Add Back Non-
		Reconciliation:	Cash
		Add Back Non-	Compensation
		Cash Sales	Expense under
	GAAP	Discount	SFAS 123(R)	Non-GAAP

Revenues	$24,460	$351	$—	$24,811
Gross profit	17,178	351	24	17,553
Net income	1,624	351	330	2,305
Earnings per share:
Basic	$0.04	$351 to revenues used in calculation	$330 to net income used in calculation	$0.06
Diluted	$0.04	$351 to revenues used in calculation	$330 to net income used in calculation	$0.06

	Three months ended June 30, 2005
			Reconciliation:
			Add Back Non-
		Reconciliation:	Cash
		Back Non-	Compensation
		Add Cash Sales	Expense under
	GAAP	Discount	SFAS 123(R)	Non-GAAP

Revenues	$21,253	$481	$—	$21,734
Gross profit	14,739	481	—	15,220
Net income	1,515	481	—	1,996
Earnings per share:
Basic	$0.04	$481 to revenues used in calculation	$0 to net income used in calculation	$0.05
Diluted	$0.04	$481 to revenues used in calculation	$0 to net income used in calculation	$0.05

	Six months ended June 30, 2006
			Reconciliation:
			Add Back Non-
		Reconciliation:	Cash
		Add Back Non-	Compensation
		Cash Sales	Expense under
	GAAP	Discount	SFAS 123(R)	Non-GAAP

Revenues	$48,502	$546	$—	$49,048
Gross profit	33,315	546	24	33,885
Net income	3,368	546	414	4,328
Earnings per share:
		$546 to revenues	$414 to net income
Basic	$0.09	used in calculation	used in calculation	$0.11
		$546 to revenues	$414 to net income
Diluted	$0.09	used in calculation	used in calculation	$0.11

	Six months ended June 30, 2005
			Reconciliation:
			Add Back Non-
		Reconciliation:	Cash
		Add Back Non-	Compensation
		Cash Sales	Expense under
	GAAP	Discount	SFAS 123(R)	Non-GAAP

Revenues	$40,580	$913	$—	$41,493
Gross profit	28,287	913	—	29,200
Net income	2,440	913	—	3,353
Earnings per share:
		$913 to revenues	$0 to net income
Basic	$0.06	used in calculation	used in calculation	$0.09
		$913 to revenues	$0 to net income
Diluted	$0.06	used in calculation	used in calculation	$0.09

Three Months Ended June 30, 2006 and 2005
The tables below summarize our segment results for the three months ended June 30, 2006 and 2005. All intersegment revenues have been eliminated. Comments made throughout this discussion related to our segments refer to the figures in these tables:

	Total Company
	Three Months Ended
	June 30,
			Change	%
	2006	2005	vs 2005	Change
Revenues	$24,460	$21,253	$3,207	15.1
Cost of revenues	7,282	6,514	768	11.8

Gross profit	17,178	14,739	2,439	16.5
Gross margin	70.2%	69.4%	—

Operating expenses:
Research and development	2,741	3,234	(493)	(15.2)
Regulatory	1,679	836	843	100.8
Sales and marketing	7,344	5,790	1,554	26.8
General and administrative	3,912	3,521	391	11.1

	15,676	13,381	2,295	17.2

Operating income	$1,502	$1,358	$144	10.6

	Commercial Operations
	Three Months Ended
	June 30,
			Change	%
	2006	2005	vs 2005	Change
Revenues	$24,097	$20,628	$3,469	16.8
Cost of revenues	7,024	6,265	759	12.1

Gross profit	17,073	14,363	2,710	18.9
Gross margin	70.9%	69.6%	—

Operating expenses:
Research and development	590	543	47	8.7
Regulatory	778	619	159	25.7
Sales and marketing	7,012	5,645	1,367	24.2
General and administrative	2,524	2,255	269	11.9

	10,904	9,062	1,842	20.3

Operating income	$6,169	$5,301	$868	16.4

	TriPath Oncology
	Three Months Ended
	June 30,
			Change	%
	2006	2005	vs 2005	Change
Revenues	$363	$625	$(262)	(41.9)
Cost of revenues	258	249	9	3.6

Gross profit	105	376	(271)	(72.1)
Gross margin	28.9%	60.2%	—

Operating expenses:
Research and development	2,151	2,691	(540)	(20.1)
Regulatory	901	217	684	315.2
Sales and marketing	332	145	187	129.0
General and administrative	1,388	1,266	122	9.6

	4,772	4,319	453	10.5

Operating loss	$(4,667)	$(3,943)	$(724)	(18.4)

Revenues
Total Revenues – Total revenues for the second quarter of 2006 were $24,460, representing an increase of $3,207, or 15.1%, compared to revenues of $21,253 in the second quarter of 2005. Total revenues for the three months ended June 30, 2006 include a reduction of $351, compared to $481 in the second quarter of 2005, related to a non-cash sales discount in connection with warrants issued to Quest Diagnostics which is discussed below in connection with sales of reagents and disposables (see also “Non-GAAP Financial Measures” above). The most significant component of our increased revenues was from increased sales of reagents and disposables in our commercial operations segment, as discussed further below.
Commercial Operations Revenues — Revenues for the second quarter of 2006 in our Commercial Operations segment were $24,097, net of a $351 non-cash sales discount related to reagents and disposable sales versus $20,628, net of a $481 non-cash sales discount in the second quarter of 2005, representing an increase of $3,469, or 16.8%.
In the second quarter of 2006, worldwide reagent and disposable revenues increased by $2,020, or 12.1%, versus the second quarter of 2005. Domestic sales of our SurePath and PrepStain reagents and disposables, which reflects the impact of a $351 non-cash sales discount in the second quarter of 2006 versus $481 in the second quarter of 2005, increased $2,358, or 18.6%, while international reagent and disposable sales decreased $338, or 8.4%, over the same period in 2005. Revenues generated from domestic sales of reagents and disposables increased by 6.7% from the first quarter of 2006. Worldwide, we shipped 29 PrepStain instruments, including 20 sales and 9 reagent rentals in the second quarter of 2006. In the U.S., we shipped 12 PrepStain instruments to new and existing customers, 3 sales and 9 reagent rentals. During the second quarter of 2006, we gained 11 new laboratory customers in the U.S. Domestic sales of test kit units increased by 27.6% from the second quarter of 2005 and by 8.6% from the first quarter of 2006. Revenues generated from the sale of cervical cytology test kits to the large commercial laboratories increased 55.9% in the second quarter of 2006 over the second quarter of 2005. The large commercial laboratories accounted for 47.8% of all SurePath cervical cytology test kits sold by us in the U.S. in the second quarter of 2006 as compared to 39.1% in the second quarter of 2005 and

48.5% in the first quarter of 2006. The increase in business from large commercial laboratory customers continues to result from our relationships with Quest Diagnostics, LabCorp and AmeriPath and increasing focus of our sales and marketing efforts on the large commercial laboratories. In addition, SurePath tests sold to our traditional customer base increased 9.5% from the second quarter of 2005. We estimate that our SurePath Test Pack share of the domestic Pap smear testing market in the U.S. was approximately 24% at the end of the second quarter of 2006 versus approximately 18% for the second quarter of 2005.
Instrument revenues increased $1,532, or 93.5%, for the second quarter of 2006 versus the second quarter of 2005. Sales of PrepStain instruments worldwide increased by $305, or 46.4%, for the second quarter of 2006 over the second quarter of 2005, comprised of a domestic increase of $116 and an increase of $189 internationally, largely due to higher sales in Europe during the second quarter of 2006 versus the second quarter of 2005. Worldwide sales of FocalPoint Slide Profiler systems increased approximately $1,180, or 120.2%, during the second quarter of 2006 compared to the second quarter of 2005, with a domestic increase of $1,112, or 274.2%, and an international increase of $68, or 11.8%. The domestic increase was predominantly attributable to the increased sale of FocalPoint instruments under capital lease arrangements during the second quarter of 2006. In aggregate, a net of eight FocalPoint slide profilers were placed with 11 placements and three returns in the U.S. during the quarter. This brings the total of FocalPoint slide profiler customers in the U.S. to 61, representing 117 instruments. Approximately 85% of FocalPoint customers in the U.S. utilize our integrating software to process both conventional Pap smears and SurePath slides. Sales related to our Extended SlideWizard instruments were $47 during the second quarter of 2006, all international, versus $0 in the second quarter of 2005.
Other revenues decreased by $83, or 3.6%, from the second quarter of 2005 to the second quarter of 2006. The major components of this overall net decrease were decreases in FocalPoint fee-per-use revenues totaling $129 and freight and royalty decreases of $40 and other SlideWizard related decreases of $7. Offsetting these decreases were service revenue increases of $22 and other disposable revenue increases of $71.
TriPath Oncology Revenues – Our TriPath Oncology business has been focused, since its inception, on developing molecular diagnostic products for malignant melanoma and cancers of the cervix, breast, ovary, and prostate. Our TriPath Oncology segment recorded $363 of revenues in the second quarter of 2006, a decrease of $262, or 41.9%, compared with $625 in the same period of 2005. This decrease is largely due to $350 of fee income recorded during the second quarter of 2005 compared to none in the comparable quarter in 2006. Partially offsetting this decrease were increases in sales of our cervical ASR and fee-per-use revenues related to our VIAS instrument.
Gross Margin
Total Gross Margin – Total gross margin for the second quarter of 2006 was 70.2%, an increase from 69.4% in the comparable period of 2005. This increased gross margin resulted primarily from the higher margins achieved on the sale of our FocalPoint Slide Profilers under capital lease arrangements in the second quarter of 2006 as compared to the second quarter of 2005. Overall, gross profit increased by $2,439, or 16.5%, to $17,178 in the second three months of 2006 versus $14,739 in the second three months of 2005. Our Commercial Operations segment is primarily responsible for the increase in gross profit because of continued growth in reagent and disposable sales and lean-based efficiencies in our manufacturing operations. TriPath Oncology recorded decreased gross profit primarily due to lower fee income between the comparable periods.
Commercial Operations Gross Margin – Gross margin for the second quarter of 2006 in our commercial operations segment was 70.9%, an increase from 69.6% in the comparable period of 2005. Overall, this resulted in an increase in gross profit of $2,710, or 18.9%, between the comparable quarters. Gross profit increased as the result of continued growth in reagent revenues in the large laboratory customer segment of our business as discussed above.
TriPath Oncology Gross Margin – Gross margin for the second quarter of 2006 in our TriPath Oncology segment was 28.9%, compared with 60.2% in the comparable period of 2005. TriPath Oncology had a relatively minor impact on overall gross margin in the second quarter of 2005, but did reduce overall gross margin by 0.7% in the second quarter of 2006. TriPath Oncology gross margin in the second quarter of 2006 resulted substantially from sales of our cervical ASR and from VIAS related fee-per-use revenues. In 2005, gross margin was generated largely from non-recurring fee income.
Research and Development
Total Research and Development - Research and development expenses include salaries and benefits of scientific and engineering personnel, depreciation of testing equipment, relevant consulting and professional services, components for prototypes and certain facility costs. Total research and development expenses for the second quarter of 2006 were $2,741, a $493, or 15.2%, decrease from $3,234 in the second quarter of 2005.
Commercial Operations Research and Development - Research and development expenditures relating to our Commercial Operations segment reflect research activity related to our cervical cytology product line and the development of manufacturing capabilities for new molecular tests that we are developing. As our manufacturing operations are managed through our Commercial Operations segment, costs related to the manufacture of our new molecular tests are assigned to our Commercial Operations segment. Commercial Operations research and development expenses increased by $47, or 8.7%, to $590 in the second quarter of 2006, from $543 in the second quarter of 2005, largely due to increased personnel expenses.
TriPath Oncology Research and Development - Research and development expenses related to our TriPath Oncology segment decreased by $540, or 20.1%, to $2,151 in the second quarter of 2006 from $2,691 in the second quarter of 2005. The decrease predominantly reflects actions taken relative to the transition of our breast cancer staging assay and SurePath Molecular Pap test development efforts into clinical trials. In connection with this transition, we completed a number of development activities related to these products and took certain actions in the first quarter of 2006 that have begun to result in cost reductions in the second quarter. Personnel separation costs related to these cost reducing actions were principally reflected in the first quarter of 2006, while lower salaries and associated benefit costs began to be realized in the second quarter of 2006.
Regulatory
Total Regulatory - Regulatory expenses include salaries and benefits of regulatory and quality personnel, costs related to clinical studies and submissions to the FDA, and relevant consulting services. Total regulatory expenses for the second quarter of 2006 were $1,679, an $843, or 100.8%, increase from $836 in the second quarter of 2005.
Commercial Operations Regulatory - Regulatory expenses in our Commercial Operations segment increased by $159, or 25.7%, to $778 in the second quarter of 2006, from $619 in the second quarter of 2005. This increase was primarily attributable to costs incurred in clinical activities related to our FDA submissions for the FocalPoint GS Imaging System and for the use of our SurePath liquid-based Pap test with the Digene hc2 High-Risk HPV DNA Test™ .

TriPath Oncology Regulatory - Regulatory expenses in our TriPath Oncology segment increased by $684, or 315.2%, to $901 in the second quarter of 2006 from $217 in the second quarter of 2005. This increase in regulatory expenses reflects increased activities relating to our planned clinical trials for our cervical screening and breast staging assays. Activities related to these clinical trials have begun to increase dramatically and we expect further increases in the upcoming two quarters.
Sales and Marketing
Total Sales and Marketing – Sales and marketing expenses include salaries and benefits of sales, marketing, sales support and service personnel, and their related expenses. In addition, non-personnel-related expenses associated with marketing our products are also included in sales and marketing expenses. Total sales and marketing expenses for the second quarter of 2006 were $7,344, an increase of $1,554, or 26.8%, from $5,790 in the second quarter of 2005.
Commercial Operations Sales and Marketing – Sales and marketing costs in our Commercial Operations segment for the second quarter of 2006 were $7,012, an increase of $1,367, or 24.2%, compared to $5,645 in the corresponding quarter of 2005. This expense increase continues to predominantly reflect the reorganization and expansion of our sales and marketing activities which was initiated in the third quarter of 2004 and completed in 2005. Further increases related to this expansion, when compared to prior year quarters, should occur in the next two quarters of 2006 but with decreasing magnitude.
TriPath Oncology Sales and Marketing – Sales and marketing expenses in our TriPath Oncology segment for the second quarter of 2006 were $332, an increase of $187, or 129.0%, compared to $145 in the second quarter of 2005. This expense increase reflects expenses related to the launch of our cervical ASR and to the potential launch of our future molecular diagnostic products.
General and Administrative
Total General and Administrative — General and administrative expenses include salaries and benefits for administrative personnel, legal and other professional fees and certain facility costs. Total general and administrative expenses for the second quarter of 2006 were $3,912, which represents an increase of $391, or 11.1%, versus $3,521 recorded in the same period in 2005.
Commercial Operations General and Administrative — Commercial Operations recorded general and administrative expenses of $2,524 in the second quarter of 2006, an increase of $269, or 11.9%, compared to $2,255 recorded in the same quarter in 2005. This was primarily attributable to higher costs related to litigation, FAS123(R) compensation expense and to increased provision for doubtful accounts. The higher provision for doubtful accounts was related to certain agings of international receivables, to an increase in sales of instruments under capital lease arrangements and to certain write-offs of receivables related to Hurricane Katrina. We anticipate recovering certain amounts related to the Hurricane Katrina write-off under an insurance policy in the future though such recovery is not certain.
TriPath Oncology General and Administrative — TriPath Oncology recorded general and administrative expenses of $1,388 in the second quarter of 2006, an increase of $122, or 9.6%, compared to $1,266 recorded in the same quarter in 2005. This was largely due to higher personnel expenditures.
Operating Income/(Loss)
Total Operating Income. Operating income during the second quarter of 2006 was $1,502, an improvement of $144, or 10.6%, compared with operating income of $1,358 in the second quarter of 2005. The improvement in operating income largely reflects incremental gross profit on new sales of reagents and disposables offset partially by increased operating expenses, as described above. Total increases in gross profit contributed $2,439, or 16.5%, to the net improvement in operating income in the second quarter of 2006 compared with the same period in 2005. The increase in gross profit was partially offset by an increase in operating expenses of $2,295 or 17.2%, as described above.
Commercial Operations Operating Income. Operating income during the second quarter of 2006 attributable to Commercial Operations was $6,169, an $868, or 16.4%, improvement from operating income of $5,301 in the second quarter of 2005. The improvement in operating income largely reflects incremental gross profit on new sales of reagents and disposables partially offset by operating expenses, as described above. Total increases in gross profit contributed $2,710 or 18.9%, to the net improvement in operating income in the second quarter of 2006, compared with the second quarter of 2005. The increase in gross profit was partially offset by an increase in operating expenses of $1,842 or 20.3%, as described above.
TriPath Oncology Operating Loss. Operating loss during the second quarter of 2006 attributable to TriPath Oncology was $4,667, a $724 or 18.4%, larger operating loss compared with $3,943 in the second quarter of 2005. The larger operating loss reflects decreased gross profit of $271, or 72.1%, and increased operating expenses of $453 or 10.5%, as described above.
Interest Income and Expense
Interest Income and Expense — Interest income for the second quarter of 2006 was $265, a $108 or 68.8%, increase from $157 during the second quarter of 2005. This increase was primarily attributable to higher interest rates compared with the second quarter of 2005 and due to higher average cash balances. Other increases to interest income resulted from an increasing number of instruments we have sold under capital lease arrangements. There was $7 of interest expense for the second quarter of 2006 compared with $0 in the second quarter of 2005. This expense was primarily caused by capital lease obligations that did not exist during the second quarter of 2005.
Net Income
We recorded net income in the second quarter of 2006 of $1,623, which compares with net income of $1,515 in the second quarter of 2005, an improvement of $108, or 7.1%. Although we recorded net income in the second quarters of 2006 and 2005, we had consolidated losses for regular federal income tax purposes in all periods presented, thus requiring no provision for regular federal income taxes. Income tax expense for the quarter ended June 30, 2006 equated to an effective tax rate of 7.8% compared to 0.0% for the quarter ended June 30, 2005. The primary difference between income tax expense and the U.S. statutory rate for the quarter ended June 30, 2006 was a change in the deferred tax valuation allowance resulting from utilization of federal net operating loss carryovers. The increase in the effective tax rate for the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005 resulted primarily from federal alternative minimum tax and increased expense for states with no or fully utilized loss carryovers.
Six Months Ended June 30, 2006 and 2005
The tables below summarize our segment results for the six months ended June 30, 2006 and 2005. All intersegment revenues have been eliminated. Comments made throughout this discussion related to our segments refer to the figures in these tables:

	Total Company
	Six Months Ended
	June 30,		Change	%
	2006	2005	vs 2005	Change
Revenues	$48,502	$40,580	$7,922	19.5
Cost of revenues	15,187	12,293	2,894	23.5

Gross profit	33,315	28,287	5,028	17.8
Gross margin	68.7%	69.7%	—

Operating expenses:
Research and development	6,335	6,363	(28)	(0.4)
Regulatory	2,790	1,588	1,202	75.7
Sales and marketing	13,526	10,732	2,794	26.0
General and administrative	7,476	7,416	60	0.8

	30,127	26,099	4,028	15.4

Operating income	$3,188	$2,188	$1,000	45.7

	Commercial Operations
	Six Months Ended
	June 30,		Change	%
	2006	2005	vs 2005	Change
Revenues	$47,610	$39,707	$7,903	19.9
Cost of revenues	14,477	11,884	2,593	21.8

Gross profit	33,133	27,823	5,310	19.1
Gross margin	69.6%	70.1%	—

Operating expenses:
Research and development	1,263	1,019	244	23.9
Regulatory	1,239	1,170	69	5.9
Sales and marketing	12,974	10,550	2,424	23.0
General and administrative	4,672	4,933	(261)	(5.3)

	20,148	17,672	2,476	14.0

Operating income	$12,985	$10,151	$2,834	27.9

	TriPath Oncology
	Six Months Ended
	June 30,		Change vs	%
	2006	2005	2005	Change
Revenues	$892	$873	$19	2.2
Cost of revenues	710	409	301	73.6

Gross profit	182	464	(282)	(60.8)
Gross margin	20.4%	53.2%	—

Operating expenses:
Research and development	5,072	5,344	(272)	(5.1)
Regulatory	1,551	418	1,133	271.1
Sales and marketing	552	182	370	203.3
General and administrative	2,804	2,483	321	12.9

	9,979	8,427	1,552	18.4

Operating loss	$(9,797)	$(7,963)	$(1,834)	(23.0)

Revenues
Total Revenues – Total revenues for the first six months of 2006 were $48,502, representing an increase of $7,922, or 19.5%, compared to revenues of $40,580 in the first six months of 2005. Total revenues for the six months ended June 30, 2006 include a reduction of $546, compared to $913 in the first six months of 2005, related to a non-cash sales discount in connection with warrants issued to Quest Diagnostics which is discussed below in connection with sales of reagents and disposables (see also “Non-GAAP Financial Measures” above). The most significant component of our increased revenues was from increased sales of reagents and disposables in our commercial operations segment, as discussed further below.
Commercial Operations Revenues — Revenues for the first six months of 2006 in our Commercial Operations segment were $47,610, net of a $546 non-cash sales discount related to reagents and disposable sales versus $39,707, net of a $913 non-cash sales discount in the first six months of 2005, representing an increase of $7,903, or 19.9%.
In the first six months of 2006, worldwide reagent and disposable revenues increased by $5,517, or 17.4%, versus the first six months of 2005. Domestic sales of our SurePath and PrepStain reagents and disposables, which reflects the impact of a $546 non-cash sales discount in the first six months of 2006 versus $913 in the first six months of 2005, increased $4,703, or 19.3%, while international reagent and disposable sales increased $814, or 11.0%, over the same period in 2005. Worldwide, we shipped 50 PrepStain instruments, including 30 sales and 20 reagent rentals in the first six months of 2006. In the U.S., we shipped 23 PrepStain instruments to new and existing customers, 20 of which were reagent rentals. During the first six months of 2006, we gained 22 new laboratory customers in the U.S. Domestic sales of test kit units increased by 29.9% from the first six months of 2005. Revenues generated from the sale of cervical cytology test kits to the large commercial laboratories increased 71.5% in the first six months of 2006 over the first six months of 2005. The increase in business from large commercial laboratory customers continues to result from our relationships with Quest Diagnostics, LabCorp and AmeriPath and increasing focus of our sales and marketing efforts on the large commercial laboratories. In addition, SurePath tests sold to our traditional customer base increased 6.0% from the first six months of 2005.
Instrument revenues increased $2,122, or 60.7%, for the first six months of 2006 versus the first six months of 2005. Sales of PrepStain instruments worldwide decreased by $190, or 12.7%, for the first six months of 2006 over the first six months of 2005, comprised of a domestic increase of $79 and a decrease of $269 internationally, largely due to significant sales in Canada during the first quarter of 2005. Worldwide sales of FocalPoint Slide Profiler systems increased approximately $2,167, or 109.4%, during the first six months of 2006 compared to the first six months of 2005, with a domestic increase of $1,433, or 172.9%, and an international increase of $734, or 63.7%. The domestic increase was predominantly attributable to the increased sale of FocalPoint instruments under capital lease arrangements during the second quarter of 2006. In aggregate, a net of seven FocalPoint slide profilers were placed, since there were 13 placements and six returns in the U.S. during the six-month period. Sales related to our Extended SlideWizard instruments were $156 during the first six months of 2006, all international, and increased $145, or 1,319.0% versus $11 in the first six months of 2005, also all international.
Other revenues increased by $264, or 5.9%, from the first six months of 2005 to the first six months of 2006. The major components of this overall net increase were service revenue increases of $108, other SlideWizard-related increases of $76, freight and royalty increases of $11 and other disposable revenue increases of $262. Offsetting these increases were decreases in FocalPoint fee-per-use revenues totaling $193.
TriPath Oncology Revenues – Our TriPath Oncology business has been focused, since its inception, on developing molecular diagnostic products for malignant melanoma and cancers of the cervix, breast, ovary, and prostate. Our TriPath Oncology segment recorded $892 of revenues in the first six months of 2006, primarily attributable to sales of the VIAS instrument, an increase of $19, or 2.2% compared with $873 in the same period of 2005, which was primarily attributable to sales of instruments and to fee income.
Gross Margin
Total Gross Margin – Total gross margin for the first six months of 2006 was 68.7%, a decrease from 69.7% in the comparable period of 2005. This decreased gross margin resulted primarily from the growth in reagent and disposable revenues from our large commercial laboratory customers, due to typically lower selling prices to these higher-volume customers, and to a lesser degree from increased revenues generated from sales of our lower margin instruments in our TriPath Oncology segment during the comparable quarters. Overall, gross profit increased by $5,028, or 17.8%, to $33,315 in the first six months of 2006 versus $28,287 in the first six months of 2005. Our Commercial Operations segment is primarily responsible for the increase in gross profit because of continued growth in reagent and disposable sales and lean-based efficiencies in our manufacturing operations. TriPath Oncology recorded decreased gross profit primarily related to high-margin fee income recorded during the first six months of 2005 versus none compared with 2006.
Commercial Operations Gross Margin – Gross margin for the first six months of 2006 in our commercial operations segment was 69.6%, a decrease from 70.1% in the comparable period of 2005. Overall, increased revenues resulted in increased gross profit of $5,310, or 19.1%, between the comparable periods. Gross profit increased as the result of continued growth in reagent revenues at our large laboratory customers as discussed above while gross margin decline resulted from these increased sales to these lower-margin customers.
TriPath Oncology Gross Margin – Gross margin for the first six months of 2006 in our TriPath Oncology segment was 20.4%, compared with 53.2% in the comparable period of 2005. TriPath Oncology had a relatively minor impact on overall gross margin in the first six months of 2005, but did reduce overall gross margin by approximately 1.0% in the first six months of 2006. Gross margin in the first six months of 2006 resulted primarily from sales of our cervical ASR and from fee-per-use revenue related to our VIAS instrument while in 2005, gross margin resulted substantially from a higher margin, but non-recurring, fee income.
Research and Development
Total Research and Development - Research and development expenses include salaries and benefits of scientific and engineering personnel, depreciation of testing equipment, relevant consulting and professional services, components for prototypes and certain facility costs. Total research and development expenses for the first six months of 2006 were $6,335, a $28, or 0.4%, decrease from $6,363 in the first six months of 2005.
Commercial Operations Research and Development - Research and development expenditures relating to our Commercial Operations segment reflect research activity related to our cervical cytology product line and the development of manufacturing capabilities for new molecular tests that we are developing. As our manufacturing operations are managed through our Commercial Operations segment, costs related to the manufacture of our new molecular tests will be recorded in our Commercial Operations segment. Commercial Operations research and development expenses increased by $244, or 23.9%, to $1,263 in the first six months of 2006, from $1,019 in the first six months of 2005, largely due to personnel related expenses.
TriPath Oncology Research and Development - Research and development expenses related to our TriPath Oncology segment decreased by $272, or 5.1%, to $5,072 in the first six months of 2006 from $5,344 in the first six months of 2005. The decrease predominantly reflects actions taken relative to the transition of our breast cancer staging assay and SurePath Molecular Pap test development efforts into clinical trials. In connection with this transition, we completed a number of development activities related to these products and took certain actions in the first quarter of 2006 that resulted in cost reductions beginning in the second quarter. Personnel separation costs related to these cost reducing actions were principally reflected in the first quarter of 2006, while lower salaries and associated benefit costs began to be realized in the second quarter of 2006.
Regulatory
Total Regulatory - Regulatory expenses include salaries and benefits of regulatory and quality personnel, costs related to clinical studies and submissions to the FDA, and relevant consulting services. Total regulatory expenses for the first six months of 2006 were $2,790, a $1,202, or 75.7%, increase from $1,588 in the first six months of 2005.
Commercial Operations Regulatory - Regulatory expenses in our Commercial Operations segment increased by $69, or 5.9%, to $1,239 in the first six months of 2006, from $1,170 in the first six months of 2005. This increase was primarily attributable to costs incurred in clinical activities related to our FDA submissions for the FocalPoint GS Imaging System and for the use of our SurePath liquid-based Pap test with the Digene hc2 High-Risk HPV DNA Test™.
TriPath Oncology Regulatory - Regulatory expenses in our TriPath Oncology segment increased by $1,133, or 271.1%, to $1,551 in the first six months of 2006 from $418 in the first six months of 2005. This increase in regulatory expenses reflects increased activities relating to our planned clinical trials for our cervical screening and breast staging assays as discussed above.

Sales and Marketing
Total Sales and Marketing – Sales and marketing expenses include salaries and benefits of sales, marketing, sales support and service personnel, and their related expenses. In addition, non-personnel-related expenses associated with marketing our products are also included in sales and marketing expenses. Total sales and marketing expenses for the first six months of 2006 were $13,526, an increase of $2,794, or 26.0%, from $10,732 in the first six months of 2005.
Commercial Operations Sales and Marketing – Sales and marketing costs in our Commercial Operations segment for the first six months of 2006 were $12,974, an increase of $2,424, or 23.0%, compared to $10,550 in the corresponding period of 2005. This expense increase continues to predominantly reflect the reorganization and expansion of our sales and marketing activities which was initiated in the third quarter of 2004 and completed in 2005.
TriPath Oncology Sales and Marketing – Sales and marketing expenses in our TriPath Oncology segment for the first six months of 2006 were $552, an increase of $370, or 203.3%, compared to $182 in the first six months of 2005. This expense increase reflects expenses related to the launch of our cervical ASR and preparation for the potential launch of our future molecular diagnostic products.
General and Administrative
Total General and Administrative — General and administrative expenses include salaries and benefits for administrative personnel, legal and other professional fees and certain facility costs. Total general and administrative expenses for the first six months of 2006 were $7,476, which represents an increase of $60, or 0.8%, versus $7,416 recorded in the same period in 2005.
Commercial Operations General and Administrative — Commercial Operations recorded general and administrative expenses of $4,672 in the first six months of 2006, a decrease of $261, or 5.3%, compared to $4,933 recorded in the same period in 2005. This was primarily attributable to lower costs related to litigation and to compliance with Section 404 of the Sarbanes-Oxley Act than we experienced in the first six months of 2005. Partially offsetting these decreases was an increase in provision for doubtful accounts, as discussed above.
TriPath Oncology General and Administrative — TriPath Oncology recorded general and administrative expenses of $2,804 in the first six months of 2006, an increase of $321, or 12.9%, compared to $2,483 recorded in the same period in 2005. This was largely due to higher personnel expenditures.
Operating Income/(Loss)
Total Operating Income. Operating income during the first six months of 2006 was $3,188, an improvement of $1,000, or 45.7%, compared with operating income of $2,188 in the first six months of 2005. The improvement in operating income largely reflects incremental gross profit on new sales of reagents and disposables offset partially by increased operating expenses as described above. Total increases in gross profit contributed $5,028, or 17.8%, to the net improvement in operating income in the first six months of 2006 compared with the same period in 2005. The increase in gross profit was partially offset by an increase in operating expenses of $4,028, or 15.4%, as described above.
Commercial Operations Operating Income. Operating income during the first six months of 2006 attributable to Commercial Operations was $12,985, a $2,834, or 27.9%, improvement from operating income of $10,151 in the first six months of 2005. The improvement in operating income largely reflects incremental gross profit on new sales of reagents and disposables partially offset by operating expenses as described above. Total increases in gross profit contributed $5,310, or 19.1%, to the net improvement in operating income in the first six months of 2006, compared with the first six months of 2005. The increase in gross profit was partially offset by an increase in operating expenses of $2,476, or 14.0%, as described above.
TriPath Oncology Operating Loss. Operating loss during the first six months of 2006 attributable to TriPath Oncology was $9,797, a $1,834, or 23.0%, larger operating loss compared with $7,963 in the first six months of 2005. The larger operating loss reflects decreased gross profit of $282, or 60.8%, and increased operating expenses of $1,552, or 18.4%, as described above.
Interest Income and Expense
Interest Income and Expense — Interest income for the first six months of 2006 was $499, a $242 or 94.2%, increase from $257 during the first six months of 2005. This increase was primarily attributable to higher interest rates compared with the first six months of 2005 and due to higher average invested cash balances. Other increases to interest income resulted from an increasing number of instruments we have sold under capital lease arrangements. There was $11 of interest expense for the first six months of 2006 compared with $5 in the first six months of 2005.
Net Income
We recorded net income in the first six months of 2006 of $3,368, which compares with net income of $2,440 in the first six months of 2005, an improvement of $928, or 38.0%. Although we recorded net income in the first six months of 2006 and 2005, we had consolidated losses for regular federal income tax purposes in all periods presented, thus requiring no provision for regular federal income taxes. Income tax expense for the six months ended June 30, 2006 equated to an effective tax rate of 8.4% compared to 0.0% for the six months ended June 30, 2005. The primary difference between income tax expense and the U.S. statutory rate for the six months ended June 30, 2006 was a change in the deferred tax valuation allowance resulting from utilization of federal net operating loss carryovers. The increase in the effective tax rate for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 resulted primarily from federal alternative minimum tax and increased expense for states with no or fully utilized loss carryovers.
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
Liquidity and Capital Resources
(In thousands, except share and per share amounts)
Since our formation and until 2004, our expenses had significantly exceeded our revenues each quarter, resulting in an accumulated deficit of $222,547 as of June 30, 2006. We have funded our operations primarily through the private placement and public sale of equity securities, debt facilities and product sales. We had cash and cash equivalents of $24,001 at June 30, 2006 compared with $22,457 at December 31, 2005.
We funded our operations in the first six months of 2006 from cash and cash equivalents on hand and revenues from both our Commercial Operations and TriPath Oncology segments.

The table below summarizes certain key components of our cash flow and working capital for the six months ended June 30, 2006 and 2005. Comments made throughout this discussion related to our cash-related activities refer to the figures in this table.

	Six Months Ended June 30,
	2006	2005	$ Change	% Change
Cash Flow Type: source/(use)
Operating	$1,669	$2,666	$(997)	(37.4)
Investing	(631)	(729)	98	(13.4)
Financing	459	390	69	17.7

Cash and cash equivalents at June 30	$24,001	$20,980	$3,021	14.4
Operating
Cash provided by operating activities was $1,669 during the six months ended June 30, 2006 compared with net cash provided of $2,666 during the corresponding period of 2005, a reduction of $997. The decrease in net cash provided by operations between the first six months of 2006 and 2005 was attributable to several factors. We recorded net income of $3,368 for the six months ended June 30, 2006 compared with $2,440 for the six months ended June 30, 2005, an improvement of $928. This improvement in earnings was offset by $1,925, comprised of an increase in non-cash items of $138 offset by a net increase of $2,063 in the use of cash in operating assets and liabilities between the first six months of 2005 and the first six months of 2006.
The increase in non-cash items of $138 between the first six months of 2006 and 2005 was primarily due to an increase of $382 in provision for bad debt expense and $414 related to compensation expense recorded under SFAS 123(R). Offsetting these increases were a decrease in non-cash sales discount of $367, a decrease of $77 in income taxes and decreased depreciation and amortization of $214.
The net increase of $2,063 in the use of cash in operating assets and liabilities between the first six months of 2005 and the first six months of 2006 was primarily attributable to an increase in working capital applied to accounts payable and accrued expenses of $3,379 and accounts, notes and lease receivables of $1,046, offset by decreases in working capital applied to inventory of $2,005 and other operating assets and liabilities of $357. The increase in working capital applied to accounts payable and accrued expenses was primarily attributable to payments made related to personnel-related expenses and inventory purchases. The increase in working capital applied to accounts, notes and lease receivables was mainly attributable to the increased sale of FocalPoint instruments under capital lease arrangements during the second quarter of 2006, which was also the main reason for the corresponding decrease related to inventory compared with the first six months of 2005.
Investing
Cash used in investing activities decreased by $98 from $729 during the first six months of 2005 to $631 during the first six months of 2006. This cash was used for the purchase of machinery and equipment. We have no material commitments for capital expenditures.
Financing
Our cash provided by financing activities for the first six months of 2006 compared to the first six months of 2005 increased by $69, from $390 in the first six months of 2005 to $459 in the same period of 2006.

These cash flows were most impacted by debt activity and stock option exercises. We had no traditional borrowings during the first six months of 2006 or in 2005, but during the first six months of 2006 we acquired and disposed of real estate and a mortgage in connection with the relocation of a newly hired employee. The mortgage was assumed at a value of $385 when it was aquired during the first quarter of 2006. The real estate was sold during the second quarter of 2006 and the remaining mortgage, in the amount of $384, was paid in full. Additionally, cash received from stock option exercises in the first six months of 2006 increased by $64 compared to the first six months of 2005. Payments on debt and leases in the first six months of 2006 were lower by $5 than in the first six months of 2005.
Lines of credit
We had a $7,500 working capital facility with Silicon Valley Bank which expired on April 27, 2006.
As of April 27, 2006 we secured a new $7,500 working capital facility with Wachovia Bank, N.A. The line carries a rate of interest equal to LIBOR plus 1.80% and has an expiration date of April 27, 2007. The line of credit carries customary covenants, including the maintenance of a minimum tangible net worth, a minimum fixed charge coverage ratio and other requirements. The line is collateralized by substantially all of our tangible assets. There were no borrowings outstanding under this line of credit as of June 30, 2006.
During April 2003, we obtained a $2,500 lease line of credit from General Electric Capital Corporation (“GE Capital”). Individual operating lease schedules under this lease line carry three-year terms. Financing charges are based on the fixed basic term lease rate factor. The interest rates on the various schedules, which are incorporated into the lease payments under this lease line, range from 2.85% to 3.45%. The lease line was being used as an alternative source of capital to obtain assets, primarily equipment, subject to operating leases. In July 2005, this line was renewed for a one-year term for $1,000 (in addition to amounts for assets already leased under the line). Terms of the new line were substantially the same as the expiring line. The primary difference was that lease terms under this line range from 30 to 36 months. As of June 30, 2006 and December 31, 2005 assets with an original cost of $1,917 were leased under this lease line with GE Capital. Future minimum lease payments under this lease line are $675 as of June 30, 2006. We allowed this line to expire as of March 31, 2006 with respect to our ability to lease additional assets under it, but the existing leases under the line will continue to their contractual maturities as described above. As this lease line has expired, no additional assets will be leased under this line of credit.
As of April 1, 2006 we obtained a new $1,500 lease line of credit from GE Capital (in addition to amounts for assets previously leased under the line discussed above). The lease terms of the new line range from 36 to 48 months. The new line has a term of one year and carries a rate of interest based on the Federal Reserve’s four and three year Treasury Constant Maturities Rate. As of June 30, 2006 assets with an original cost of $51 were leased under this lease line with GE Capital. Future minimum lease payments under this lease line are $58 as of June 30, 2006.
During August 2002, we obtained a $1,500 lease line of credit from Bank of America. Bank of America assigned the leases under this line to GE Capital in 2004. Amounts used under this lease line were secured by a letter of credit against our line of credit with Silicon Valley Bank until that line’s expiration in April 2006, at which point GE Capital no longer required security for assets under this lease line of credit. Assets leased under this lease line carry three-year lease terms. Lease rates are based on three-year constant Treasury Maturities. The interest rates on the various schedules under this lease line, which are incorporated into the operating lease payments, range from 2.75% to 2.90%. The lease line was used as an alternative source of capital to obtain assets, primarily equipment, subject to operating leases. As of June 30, 2006 and December 31, 2005, assets with an original cost of $1,042 and $1,286, respectively, were leased under this lease line. Future minimum lease payments under this lease line are $108 as of June 30, 2006. As the lease line has expired, no further assets will be leased under this line of credit.

During 2004 the Federal Reserve began a policy of increasing its Federal funds interest rates from 46-year lows of 1.0%. By December 31, 2004, the Federal Reserve had increased this key interest rate to 2.25%, and by December 2005, to 4.25%. At June 30, 2006 this key rate stood at 5.25%. While this increasing interest rate environment, if it continues, will positively impact earnings on our invested cash, it will also negatively affect our earnings and our cash if we are required to incur additional debt.
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
We estimate that full year revenues for 2006 will be in the range of $102,000 to $105,000 and will reflect continued growth in our cervical cytology business as well as revenues generated from the early commercialization of some of our molecular diagnostic reagents and molecular imaging systems. Revenues for any particular period will depend upon the timing of certain remaining deferred sales discounts that we would amortize over a six-month period. Quest Diagnostics earned the warrants under two of the four sales-based milestones in 2005, leaving two to be earned in future periods. During the second quarter of 2006, it became probable that the warrants under the third of the four sales-based milestones will vest during the third quarter of 2006 upon the achievement of the applicable milestone. Using the guidance in the FASB’s EITF 96-18, the 1,000,000 Fourth Tranche warrants were valued on June 30, 2006 using a Black-Scholes pricing model, at $320. Based on the percentage of the milestone achieved by June 30, 2006, we recorded $156 as a reduction of revenues for the three months ended June 30, 2006 with respect to this Fourth Tranche with a corresponding credit to accrued sales discount. This is in addition to the quarterly amortization of $195, in respect of the First Tranche warrants, discussed above.
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
Given our anticipated revenue mix, we expect that our gross margins will fall into a range of between 67% and 70% in 2006. As we continue our focus on large commercial laboratory customers, we expect to continue to face a corresponding deceleration in the relative growth of business within our traditional and more fully penetrated customer base. As sales to large commercial laboratories continue to increase, there may continue to be some downward pressure on gross margin, as the selling prices of our tests to higher volume customers, such as these large commercial laboratories, tend to be lower than selling prices to our other laboratory customers. We anticipate this downward trend may be somewhat offset as continued improvements to our manufacturing costs, due to higher volumes and efficiencies from our lean-based manufacturing programs, continue to favorably impact cost of goods sold. The extent to which gross margin is affected as the result of this trend will depend upon the relative number of tests sold to the higher volume laboratories at any point in time.

The structure of our agreement with Ventana relating to the sale of VIAS may also impact our gross margin in the remainder of 2006. Pursuant to the agreement we will receive a fixed payment for each imager manufactured for Ventana and usage fees for each Ventana test processed on each imaging system after placement with a Ventana customer. The instrument transfer price includes a small premium over our cost of manufacture and, as a result, will generate a gross margin for each instrument sold that is lower than is typical for our instrument sales. The anticipated gross margin associated with the usage fees approaches 100%. Since most of the activity in the first year of this agreement will logically relate to the initial placement of imaging systems, we anticipate that most revenues generated from this relationship in 2006 will reflect the lower gross margin associated with the instrument transfer price. We expect that this downward trend will be offset by the higher gross margin generated over time from usage fees, which we anticipate will become more significant during the latter half of 2006. The extent to which the overall gross margin is affected will depend on the extent to which Ventana is successful in placing instruments and generating tests from each instrument placed.
We expect our operating expenses to increase in 2006 by 15% to 20% from those from those reported in 2005. The most significant increase in operating expenses that we expect in 2006 will occur in our regulatory and clinical affairs programs. We expect that these expenses will increase by $6,500 to $7,000 in 2006 as we invest in our breast cancer staging and cervical screening (SurePath Molecular Pap test) clinical trials and collect additional data in support of a resubmission to the FDA relating to our FocalPoint GS Imaging System. We expect that expenses related to our clinical trials will be greatest in the third and fourth quarters of 2006 and will begin to decline in 2007. As we have transitioned our molecular imaging system, our breast cancer staging assay, and the SurePath Molecular Pap test either into the market place or into clinical trials, we have completed a number of development activities related to these products. We therefore expect to reduce research and development costs by approximately 5% to 10% in 2006 overall. The impact of the actions taken in January 2006 related to the completion of these development activities resulted in cost reductions beginning in the second quarter as, termination costs related to these cost reductions were principally reflected in the first quarter of 2006. We expect that sales and marketing expenses will increase by approximately 15% to 20% in 2006 as we experience the full-year impact of the expanded sales and marketing activities that we implemented in 2005. We expect that general and administrative expenses will be comparable to or slightly higher than those recorded in 2005.
Our Commercial Operations segment has been profitable for over three years and generated operating income of $22,075 in 2005, an increase of 49.7% over 2004. Additionally, operating income in the segment increased 27.9% from the first half of 2005 to the first half of 2006. We expect that this segment will continue to generate significant operating income and cash. The excess cash flow generated from the Commercial Operations segment has been, and will continue to be utilized in part to fund the operations of our TriPath Oncology segment. We anticipate that the TriPath Oncology segment, which includes all research and development, regulatory, sales and marketing, and administrative expenses relating to our molecular diagnostic programs, will incur $2,000 to $2,500 of expenses per month during the remainder of 2006 as we engage in clinical trials with respect to our cervical screening and breast staging assays, generate internal and external research studies on our RUO reagents for ovarian screening, select a multiplexing testing platform for our blood based screening assays that will allow for simultaneous detection of multiple markers from a very small volume of blood, adapt our ovarian screening assay to this testing platform in advance of anticipated clinical trials in 2007, continue the early commercialization of some of our molecular products, and continue to expand the VIAS testing menu.
We believe that we can continue to manage our cash to minimize the need for additional outside sources of cash in 2006. Through the first half of 2006, we have experienced positive cash flow from our business for eight consecutive quarters. While our continuing positive cash flow is an important milestone, we may experience one or two additional quarters of negative cash flow in any given period, but we anticipate generating positive cash flow for the full year 2006 as a whole and beyond. We expect that our capital expenditures for 2006 may range from $1,000 to $1,500. We may borrow from our line of credit to finance part, or all, of those capital expenditures. While our former line with Silicon Valley Bank expired in April 2006, we secured a new $7,500 working capital facility with Wachovia Bank, N.A., as discussed above under the caption “Liquidity and Capital Resources – Financing – Lines of Credit.” We have availability under a $1,500 lease line of credit that can be used for equipment placed under capital leases. We believe that our existing cash, our expectation of continuing to generate positive cash flow for the full-year 2006, anticipated additional debt and/or lease financing for internal use assets, rental placements of PrepStain and fee-per-use placements of FocalPoint instruments will be sufficient to enable us to meet our future cash obligations for at least the next 12 months.
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
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R))”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” The adoption of SFAS 123(R)’s fair value method had a $330, and $414, impact, respectively, on our results of operations and operating cash flows for the three, and six, months ended June 30, 2006. The full-year impact of our adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of Pro Forma net loss and loss per share in footnote 7 (Stock Based Compensation) of our financial statements. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Our current estimate for the non-cash impact of implementing SFAS 123(R) on existing stock-based compensation instruments is less than $0.01 per share for full year 2006. The annual grants of stock-based compensation instruments which were made after our annual shareholders’ meeting in May 2006 resulted in additional impact on our earnings per share of $0.01. We currently estimate a full year impact to earnings per share of between $0.02 and $0.03 per share, principally during the second half of 2006. This is discussed further above in footnote 7, “Stock-Based Compensation.”
We provide for income taxes in accordance with the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We review our deferred tax asset on a quarterly basis to determine if a valuation allowance is required, primarily based on our estimates of future taxable income. As of June 30, 2006 our net deferred tax asset was fully reserved through the valuation allowance. Changes in our assessment of the need for a valuation allowance could give rise to additional valuation allowance or release of the valuation allowance previously established against our deferred tax assets and either a related expense or benefit in the period of change.
This Outlook section contains forward-looking statements and should be read in conjunction with the forward-looking statements disclosure at the beginning of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.
Certain Factors Which May Affect Future Operations and Results
This Management’s Discussion and Analysis contains certain forward-looking statements based on current expectations of our management. Generally, those forward-looking statements use words like “expect,” “believe,” “continue,” “anticipate,” “estimate,” “may,” “will,” “could,” “opportunity,” “future,” “project,” and similar expressions. Such statements are subject to risks and uncertainties, including those described below that could cause actual results to differ from those projected. The forward-looking statements include those made in the section entitled “Outlook” and “Challenges” above, as well as statements about our: projected timetables for the pre-clinical and clinical development of, regulatory submissions and approvals for, and market introduction and commercialization of our products and services; advancement of TriPath Oncology’s product development programs; expected future revenues, profitability, margins, operations and expenditures; sales and marketing force expansion; anticipated progress in the large commercial laboratories and projected cash needs. We caution investors not to place undue reliance on the forward-looking statements contained in this report, which speak only as of the date hereof. We undertake no obligation to update these statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events, except as required by law.
Certain factors, among others, that could cause our actual results to differ materially from what is expressed in those forward-looking statements include the following:
–	we may be unable to increase sales and revenues at our historical rates;

–	we may not receive revenues when or in the amounts anticipated;

–	we may not be able to maintain profitability;

–	we may have to reflect non-cash sales discounts in connection with warrants held by Quest Diagnostics for different financial periods than we expect, depending upon if and when it becomes probable that certain sales-based milestones may be met in connection with our agreement with Quest Diagnostics;

–	changes in our estimates and interpretations under SFAS 123(R), which may result from experience with SFAS 123(R) or future guidelines, could have a material adverse impact on our reported results of operations;

–	we may not be able to continue to increase our penetration of the very competitive large commercial laboratories to the extent we expect, and we may not be able to maintain and grow our business within our traditional customer base to the extent we expect or at all;

–	we may not achieve revenues to the degree expected from our relationship with Ventana and the sale of analyte-specific reagents and research use only products derived from our molecular oncology development program;

–	our expanded sales and marketing presence may not have the expected impact, and we may face attrition issues customary for such an expansion;

–	we may incur greater expenses than we expect generally and with our clinical trials and sales and marketing efforts specifically;

–	our clinical trials may take longer to complete than we expect and may be unsuccessful;

–	we may not receive FDA approval for our FocalPoint GS and HPV-related applications;

–	the clinical trials for our breast cancer staging assay and SurePath Molecular Pap test may not be successful;

–	we may not receive FDA clearance for processing additional Ventana assays on the interactive histology imager on schedule or at all, and we may be required to obtain additional FDA and other regulatory approvals for the interactive histology imager, along with approvals for processing the assays, which we may not receive in a timely manner or at all;

–	revenues from our agreement with Ventana may not materialize to the extent we expect;

–	we may not be successful in selling TriPath Oncology’s pre-IVD (in-vitro diagnostic) products and services;

–	sales of our stock by Roche Holdings, Inc., which owns approximately 20% of our stock, may significantly impact our stock price;

–	we may need to obtain additional financing in the future;

–	we may be unable to obtain and maintain adequate patent and other proprietary rights protection of our products and services;

–	our products may not receive regulatory, pricing and reimbursement approval when we expect, if at all;

–	we may be unable to comply with the extensive domestic and international governmental regulatory, pricing and reimbursement approval and review procedures and other regulatory requirements to which the manufacture and sale of our products are subject, or lack the financial resources to bear the expense associated with such compliance;

–	our products may not be accepted by the market to the extent we expect and the frequency of use of our screening products may decline;

–	TriPath Oncology may be unable to successfully develop and commercialize molecular diagnostic oncology products when anticipated, if at all;

–	external studies of our product candidates may not come to the conclusions we expect;

–	TriPath Oncology may be unable to license markers needed to optimize its product candidates;

–	we may be unable to establish and maintain licenses, strategic collaborations and distribution arrangements;

–	we and laboratories using our products may not obtain adequate levels of third-party reimbursement for our products;

–	we may lack the financial resources necessary to further develop our marketing and sales capabilities domestically and internationally or to expand our manufacturing capability;

–	competition and technological, scientific and medical, changes may make our products or potential products and technologies less attractive, used less frequently, or obsolete;

–	our promotional discounts, sales and marketing programs and strategies may not have their expected effect; and

–	uncertainties resulting from the initiation and continuation of our litigation with a competitor could have a material adverse effect on our ability to continue our operations.
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
Changes in Internal Control
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our first fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 4. Submission of Matters to a Vote of Security Holders
At the Annual Meeting of Stockholders held on May 31, 2006, our stockholders voted as follows:
(a)	To elect two members of the Company’s Board of Directors to serve for three-year terms as Class III Directors:

Nominee	Vote “FOR”	Vote “WITHHELD”
Arthur T. King, Ph.D.	32,404,669	2,033,642
Richard A. Franco, R.Ph.	32,490,390	1,947,921
There were no broker non-votes or abstentions with respect to this matter. The terms in office of Haywood D. Cochrane, Jr., Robert E. Curry, Gail F. Lieberman, and Paul R. Sohmer, M.D. continued after the annual meeting.

(b)	To amend the Company’s Amended and Restated 1996 Equity Incentive Plan to (i) increase the number of shares of common stock issuable under the plan by 1,700,000 shares from 7,996,325 shares to 9,696,325 shares and (ii) provide that incentive stock options may be granted no later than a date that is ten years from the date on which the 1996 Equity Plan or any amendment thereto is approved by the stockholders of the Company.

Number of Votes For:	21,341,725
Number of Votes Against:	3,692,084
Number of Abstentions:	43,011
Number of Broker Non-votes	9,361,491
(c)	To amend the Company’s 1997 Director Stock Option Plan to (i) increase the number of shares of common stock issuable under the plan by 150,000 shares from 450,000 shares to 600,000 shares, (ii) provide that stand-alone, stock-settled stock appreciation rights (“SARs”) be granted under the 1997 Director Plan rather than stock options, (iii) provide that SARs may be granted under the 1997 Director Plan until May 31, 2016 and (iv) provide that when awards are settled in a manner that results in fewer shares outstanding than were awarded, the shares subject to such awards, to the extent of such decrease, shall again be available for awards under the plan.

Number of Votes For:	20,659,364
Number of Votes Against:	4,321,970
Number of Abstentions:	95,486
Number of Broker Non-votes	9,361,491
(d)	To ratify Ernst & Young LLP as the Company’s independent registered public accounting firm for the current fiscal year.

Number of Votes For:	34,361,102
Number of Votes Against:	37,290
Number of Abstentions:	39,919
Number of Broker Non-Votes:	0
Item 6. Exhibits
See Exhibit Index immediately following the Signatures.

TRIPATH IMAGING, INC.
FORM 10-Q
June 30, 2006
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIPATH IMAGING, INC.

DATE: August 2, 2006	BY:	/s/ Stephen P. Hall

Stephen P. Hall
Senior Vice-President and Chief Financial
Officer (Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
3.1	Restated Certificate of Incorporation. Filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended June 30, 2002 (File No. 0-22885) and incorporated herein by reference.

3.2	Amended and Restated By-laws of the Company. Filed as Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended June 30, 2002 (File No. 0-22885) and incorporated herein by reference.

10.1*	Form of change of control agreement dated as of June 26, 2006 between the Company and Haywood D. Cochrane, Jr., Robert E. Curry, Ph.D., Richard A. Franco, R. Ph., Arthur King, Ph.D. and Gail F. Lieberman. Filed as Exhibit 10.1 to the Company’s Form 8-K filed on June 30, 2006 (File No. 0-22885) and incorporated herein by reference.

10.2*	Change of control agreement dated as of June 26, 2006 between the Company and Paul R. Sohmer, M.D. Filed as Exhibit 10.2 to the Company’s Form 8-K filed on June 30, 2006 (File No. 0-22885) and incorporated herein by reference.

10.3*	Form of change of control agreement between the Company and Stephen P. Hall, Johnny D. Powers, Ph.D. and James D. Petrilla. Filed as Exhibit 10.3 to the Company’s 8-K filed on June 30, 2006 (File No. 0-22885) and incorporated herein by reference.

31.1	Certifications of the Chief Executive Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certifications of the Chief Financial Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.

*	Indicates a management contract or compensatory plan.