Form 10-Q
period 2006-09-30
TRIPATH IMAGING INC
filed 2006-11-08
CIK 1041426

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐ Accelerated Filer ☑ Non-accelerated filer ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2006

Common Stock, $.01 par value	38,989,985

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

	September 30,
	2006	December 31,
	(Unaudited)	2005
	(In thousands, except share and
	per share amounts)

Assets
Current assets:
Cash and cash equivalents	$27,462	$22,457
Accounts and notes receivable, net	19,952	15,647
Net investment in sales-type leases	1,698	828
Inventory, net	10,049	12,564
Deferred tax asset, net	4	—
Other current assets	2,142	1,676

Total current assets	61,307	53,172
Customer use assets, net	9,627	8,044
Property and equipment, net	5,285	4,556
Net investment in sales-type leases, net of current portion	3,402	1,807
Intangible assets	6,369	7,027
Other assets	1,783	2,362

Total assets	$87,773	$76,968

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,864	$4,459
Accrued expenses	5,353	5,323
Deferred revenue and customer deposits	1,289	1,106
Obligations under capital lease	38	23

Total current liabilities	14,544	10,911
Long-term portion of obligations under capital lease	131	98
Deferred tax liability, net	4	—
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.01 par value; 98,000,000 shares authorized; 38,865,224 and 38,324,632 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	389	383
Additional paid-in capital	294,868	291,561
Accumulated deficit	(222,478)	(225,915)
Accumulated other comprehensive income	396	11
Treasury stock, at cost, 10,000 shares at September 30, 2006 and December 31, 2005	(81)	(81)

Total stockholders’ equity	73,094	65,959

Total liabilities and stockholders’ equity	$87,773	$76,968

See accompanying notes to condensed consolidated financial statements

TriPath Imaging, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	(in thousands, except per share amounts)
	2006	2005	2006	2005
Revenues	$25,998	$21,525	$74,500	$62,105
Cost of revenues	8,417	6,349	23,604	18,642

Gross profit	17,581	15,176	50,896	43,463

Operating expenses:
Research and development	2,995	2,890	9,330	9,253
Regulatory	2,847	834	5,637	2,422
Sales and marketing	6,810	6,457	20,336	17,189
General and administrative	5,116	3,222	12,592	10,638

	17,768	13,403	47,895	39,502

Operating (loss)/ income	(187)	1,773	3,001	3,961
Interest income	348	154	847	411
Interest expense	(3)	—	(13)	(5)

Income before income taxes	158	1,927	3,835	4,367
Income taxes	90	148	398	148

Net income	$68	$1,779	$3,437	$4,219

Earnings per common share
Basic	$0.00	$0.05	$0.09	$0.11
Diluted	$0.00	$0.05	$0.09	$0.11

See accompanying notes to condensed consolidated financial statements

TriPath Imaging, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30,
	2006	2005
	(in thousands)

Operating activities
Net income	$3,437	$4,219
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,603	3,931
Provision for doubtful accounts	382	50
Non-cash sales discount	715	1,083
Non-cash equity compensation	742	—
Income taxes	(129)	148
Change in operating assets and liabilities:
Accounts, notes and lease receivables	(6,902)	(2,783)
Inventory	(1,774)	(5,290)
Accounts payable and other current liabilities	3,694	2,655
Other	(488)	(1,054)

Net cash provided by operating activities	3,280	2,959

Investing activities
Purchases of property and equipment	(756)	(1,162)
Additions to intangible assets	—	(24)

Net cash used in investing activities	(756)	(1,186)

Financing activities
Proceeds from exercise of stock options	2,427	686
Principal payments on debt and leases, net	(16)	(19)

Net cash provided by financing activities	2,411	667

Effect of exchange rate changes on cash	70	(252)

Net increase in cash and cash equivalents	5,005	2,188
Cash and cash equivalents at beginning of period	22,457	18,949

Cash and cash equivalents at end of period	$27,462	$21,137

See accompanying notes to condensed consolidated financial statements

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)
September 30, 2006
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
On September 8, 2006, we signed a definitive merger agreement with BD (Becton, Dickinson and Company), pursuant to which BD agreed to acquire the approximately 93.5% of the outstanding shares of TriPath Imaging that BD does not currently own. The closing of the transaction remains subject to customary conditions, including approval of TriPath Imaging’s stockholders and other customary closing conditions. The accompanying condensed consolidated financial statements do not include any adjustments or disclosures that may be required upon consummations of the merger. See Note 9 to these condensed consolidated financial statements for further information.
2. Inventory
Inventory consists of the following:

	September 30,	December 31,
	2006	2005

Stage of production:
Raw materials	$8,223	$10,052
Work-in-process	501	861
Finished goods	4,081	4,355

	12,805	15,268
Reserves for obsolete and slow moving inventory	(2,756)	(2,704)

	$10,049	$12,564

Categories:
Instruments	$10,812	$13,197
Reagents and disposables	1,993	2,071

	12,805	15,268
Reserves for obsolete and slow moving inventory	(2,756)	(2,704)

	$10,049	$12,564

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)
For the three and nine months ended September 30, 2006, net movements of $2,605 and $4,384, respectively, occurred between customer-use assets, property and equipment and inventory. Net movements of $987, and $3,038, respectively, occurred between customer-use assets, property and equipment and inventory for the comparable periods of 2005.
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
A summary of the product warranty obligation reserve activity is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Balance, beginning of period	$(182)	$(162)	$(133)	$(159)
Accruals	9	—	(40)	(68)
Settlements made	—	39	—	104

Balance, end of period	$(173)	$(123)	$(173)	$(123)

4. Earnings Per Share of Common Stock
We follow the provisions of SFAS No. 128, “Earnings Per Share”, which requires us to present basic and diluted earnings per share. Basic earnings per share information is calculated by dividing the net income by the weighted-average number of shares of common stock outstanding during all periods presented. Diluted earnings per share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding after giving effect to all potentially dilutive shares of common stock, as if they had been issued at the beginning of the period presented. Potentially dilutive shares of common stock result from our outstanding stock options, stock appreciation rights (SARs), Employee Stock Purchase Plan (ESPP) and warrants. Certain potential shares, attributable to certain stock options and warrants, were excluded from diluted earnings per share because their impact was antidilutive.
The following represents a reconciliation of the weighted average shares used in the calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Basic	38,596,345	38,235,957	38,455,974	38,184,120
Assumed conversion of:
Stock options, SARs and ESPP	819,761	1,098,807	796,140	1,079,882
Warrants	53,247	58,563	49,827	56,867

Diluted	39,469,353	39,393,327	39,301,941	39,320,869

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)
The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Stock options and SARs	3,941,950	3,203,625	4,006,426	3,234,375
Warrants	2,500,000	1,000,000	2,500,000	1,500,000

	6,441,950	4,703,625	6,506,426	4,734,375

5. Lines of Credit
We had a $7,500 working capital facility with Silicon Valley Bank which expired on April 27, 2006.
As of April 27, 2006 we secured a new $7,500 working capital facility with Wachovia Bank, N.A. The line carries a rate of interest equal to LIBOR plus 1.80% and has an expiration date of April 27, 2007. The line of credit carries customary covenants, including the maintenance of a minimum tangible net worth, a minimum fixed charge coverage ratio and other requirements. The line is collateralized by substantially all of our tangible assets. There were no borrowings outstanding under this line of credit as of September 30, 2006.
During April 2003, we obtained a $2,500 lease line of credit from General Electric Capital Corporation (“GE Capital”). Individual operating lease schedules under this lease line carry three-year terms. Financing charges are based on the fixed basic term lease rate factor. The interest rates on the various schedules, which are incorporated into the lease payments under this lease line, range from 2.85% to 3.45%. The lease line was being used as an alternative source of capital to obtain assets, primarily equipment, subject to operating leases. In July 2005, this line was renewed for a one-year term for $1,000 (in addition to amounts for assets already leased under the line). Terms of the new line were substantially the same as the expiring line. The primary difference was that lease terms under this line range from 30 to 36 months. As of September 30, 2006 and December 31, 2005 assets with an original cost of $1,917 were leased under this lease line with GE Capital. Future minimum lease payments under this lease line are $655 as of September 30, 2006. We allowed this line to expire as of March 31, 2006 with respect to our ability to lease additional assets under it, but the existing leases under the line will continue to their contractual maturities as described above. As this lease line has expired, no additional assets will be leased under this line of credit.
As of April 1, 2006 we obtained a new $1,500 lease line of credit from GE Capital (in addition to amounts for assets previously leased under the line discussed above). The lease terms of the new line range from 36 to 48 months. The new line has a term of one year and carries a rate of interest based on the Federal Reserve’s four and three year Treasury Constant Maturities Rate. As of September 30, 2006 assets with an original cost of $51 were leased under this lease line with GE Capital. Future minimum lease payments under this lease line are $54 as of September 30, 2006.
During August 2002, we obtained a $1,500 lease line of credit from Bank of America. Bank of America assigned the leases under this line to GE Capital in 2004. Amounts used under this lease line were secured by a letter of credit against our line of credit with Silicon Valley Bank until that line’s expiration

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)
in April 2006, at which point GE Capital no longer required security for assets under this lease line of credit. Assets leased under this lease line carry three-year lease terms. Lease rates are based on three-year constant Treasury Maturities. The interest rates on the various schedules under this lease line, which are incorporated into the operating lease payments, range from 2.75% to 2.90%. The lease line was used as an alternative source of capital to obtain assets, primarily equipment, subject to operating leases. As of September 30, 2006 and December 31, 2005, assets with an original cost of $1,286 were leased under this lease line. Future minimum lease payments under this lease line are $135 as of September 30, 2006. As the lease line has expired, no further assets will be leased under this line of credit.
6. Comprehensive Income
Comprehensive income is net income plus certain other items that are recorded directly to shareholders’ equity, which primarily consists of foreign currency translation. Comprehensive income was $180 and $1,818, and $3,822 and $3,828 for the three and nine months ended September 30, 2006 and 2005, respectively.
7. Stock-Based Compensation
We have equity incentive plans (the “Plans”) under which incentive and non-statutory stock options, stock appreciation rights and restricted stock may be granted to our employees, directors or consultants.
In November 1996, we adopted the “1996 Equity Incentive Plan” (1996 Equity Plan). Pursuant to the 1996 Equity Plan, our employees, employees of our subsidiaries, directors and consultants may receive rights, to purchase or receive TriPath Imaging, Inc. common stock in the form of stock options, SARs or restricted stock. The 1996 Equity Plan is administered by the Compensation Committee of the Board of Directors. A maximum of 9,696,325 shares have been authorized to provide for grants and awards under the 1996 Equity Plan. From and after May 31, 2006, only stock-settled SARs have been granted or issued under this plan. Since September 8, 2006, the date of the signing of the definitive merger agreement with BD, no equity instruments have been granted from this plan.
In June 1997, we adopted the “1997 Director Stock Option Plan” (1997 Director Plan). This Plan was amended at our 2006 annual shareholders’ meeting to provide that SARs, rather than options, would be granted under it going forward. Pursuant to the 1997 Director Plan, each time an eligible director is elected or re-elected to the Board of Directors, he or she is automatically granted the right to purchase or receive 30,000 shares of our common stock (i) prior to May 31, 2006, in the form of options and (ii) from and after May 31, 2006, in the form of SARs. The 1997 Director Plan is administered by the Compensation Committee of the Board of Directors. A maximum of 600,000 shares have been authorized to cover grants and awards under the 1997 Director Plan. Since May 31, 2006, only stock-settled SARs were granted or issued under this plan. Since September 8, 2006, the date of the signing of the definitive merger agreement with BD, no equity instruments have been granted from this plan.
We also have two plans from our merger with NeoPath, Inc. in 1999, the “NeoPath 1989 Stock Option Plan” and “NeoPath 1999 Plan.” No further shares of common stock are available for grant or award under these plans, which have balances of unexercised shares of 90,972 and 38,874, respectively as of September 30, 2006.

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
Stock options granted to employees prior to May 2005 vest monthly and become fully vested after 48 months. Starting with equity grants made to employees in May 2005, new equity instruments granted to employees vest in four equal installments on the first four anniversaries of the grant.
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
We adopted SFAS 123(R) using the modified prospective transition method, which requires application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our Condensed Consolidated Financial Statements as of and for the three, and nine, months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Condensed Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123(R). Therefore, the results as of September 30, 2006 are not directly comparable to the same period in the prior year.
SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. Share-based compensation expense recognized in our Condensed Consolidated Statements of Income for the three and nine-months ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)
not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123(R). Compensation expense for the share-based payment awards granted subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Share-based compensation expense recognized in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2006 are based on awards ultimately expected to vest, and therefore it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ materially from those estimates.
Prior to the adoption of SFAS 123(R), we accounted for share-based awards using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, no share-based compensation expense had been recognized in our Condensed Consolidated Statements of Income. For stock options granted at exercise prices below fair value, we recorded deferred compensation expense for the difference between the exercise price of the shares and the fair value. Amortization expense of $3 and $8 was recorded for the three and nine months ending September 30, 2005, respectively.
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
The fair value of each common stock option and SARs granted was estimated using the following weighted-average assumptions:

	September 30,
	2006	2005
Dividend yield	0.0%	0.0%
Expected volatility	45.4%	47.0%
Risk free interest rate	4.89%	3.98%
Expected option life (in years)	3.3	3.7
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

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)
Stock option and SAR activity for the three and nine months ended September 30, 2006 is as follows:

			Weighted-
			Average
		Weighted-	Remaining
	Stock Options	Average	Contractual
	and SARs (1)	Exercise Price	Term (in years)
Three months ended September 30, 2006:
Outstanding at July 1, 2006	6,458,705	$7.39
Granted	16,900	6.17
Exercised	(405,367)	4.68
Cancelled and expired	(151,642)	7.82

Outstanding at September 30, 2006	5,918,596	$7.56	6.7

Vested and exercisable at September 30, 2006	5,031,713	$7.64	6.2

Nine months ended September 30, 2006:
Outstanding at January 1, 2006	5,813,162	$7.37
Granted	859,275	7.28
Exercised	(503,890)	4.54
Cancelled and expired	(249,951)	8.33

Outstanding at September 30, 2006	5,918,596	$7.56	6.7

Vested and exercisable at September 30, 2006	5,031,713	$7.64	6.2

(1)	— Only options were granted prior to May 31, 2006. Since that date, only SARs have been granted.
At September 30, 2006, there was $1,838 of compensation expense that has yet to be recognized related to nonvested stock options and SARs. This expense is expected to be recognized over a weighted-average period of 2.1 years. At September 30, 2006, the aggregate intrinsic value of options and SARs issued and outstanding was $10,572, and the aggregate intrinsic value of options exercisable was $8,837. The total intrinsic value of options exercised was $1,686 and $2,032 for the three and nine months ended September 30, 2006, respectively. The weighted-average grant-date fair value of stock options and SARs granted during the three and nine months ended September 30, 2006 was $2.35 and $2.55, respectively.
Nonvested stock option and SAR activity for the three, and nine, months ended September 30, 2006 is as follows:

Stock
Options and SARs (1)
Three months ended September 30, 2006:
Outstanding at July 1, 2006	939,053
Granted	16,900
Vested, cancelled and expired	(69,070)

Outstanding at September 30, 2006	886,883

Nine months ended September 30, 2006:
Outstanding at January 1, 2006	178,081
Granted	859,275
Vested, cancelled and expired	(150,473)

Outstanding at September 30, 2006	886,883

(1)	— Only options were granted prior to May 31, 2006. Since that date, only SARs have been granted.

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)
Share-based compensation expense recognized under SFAS 123(R) for the three and nine months ended September 30, 2006 was $328 and $742, respectively. The share-based compensation expense is calculated on a straight-line basis over the vesting periods of the related share-based awards. On an earnings per share basis, the adoption of SFAS 123(R) reduced basic and diluted earnings per share for the three months ended September 30, 2006 by $0.01 and for the nine months ended September 30, 2006 by $0.02.
As required by SFAS 123(R), we have presented disclosures of our pro forma income/(loss) and earnings/(loss) per share for both basic and diluted shares for prior periods as illustrated below.

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income, as reported	$1,779	$4,219
Stock-based compensation included in reported net income	3	8
Stock-based compensation expense under fair value based method for all plans	(1,418)	(6,956)

Pro forma net income/(loss)	$364	$(2,729)

Net earnings/(loss) per common share:
Basic:
As reported	$0.05	$0.11
Pro forma	$0.01	$(0.07)
Diluted
As reported	$0.05	$0.11
Pro forma	$0.01	$(0.07)

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

	Shares Subject	Exercise Price	Warrant
Warrant	to Warrants	(per share)	Expiration Date	Vesting Status
First Tranche	800,000	$9.25	May 2007	Currently Exercisable
Second Tranche	200,000	$10.18	May 2007	Currently Exercisable
Third Tranche	500,000	$10.64	May 2007	Currently Exercisable
Fourth Tranche	1,000,000	$11.56	May 2008	Currently Exercisable
Fifth Tranche	1,500,000	$12.03	May 2008	Exercisable Upon Achievement of Sales Milestone
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

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)
First Tranche Warrants
The First Tranche warrants were exercisable upon the commencement of the agreement with Quest Diagnostics. Using the guidance in the FASB’s Emerging Issues Task Force Release 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” these warrants were valued (on the basis of the fair value of the warrants at the date of grant) using a Black-Scholes pricing model upon issuance at $3,896, which represented a deferred sales discount. The value of the warrants was recorded as additional paid-in capital and the resulting deferred sales discount is being amortized on a straight-line basis against revenues over the five-year term of the agreement. Non-cash sales discounts of $195 and $195 were recorded for the three months ended September 30, 2006 and 2005, respectively, in connection with the First Tranche warrants. Non-cash sales discounts of $585 and $585 were recorded for the nine months ended September 30, 2006 and 2005, respectively, in connection with the First Tranche warrants.
Sales-Based Milestone Warrants
Our agreement with Quest Diagnostics links the exercisability of the Second Tranche, Third Tranche, Fourth Tranche and Fifth Tranche warrants to the achievement of sales-based milestones, which have been met for the Second Tranche, Third Tranche and Fourth Tranche. These milestones are based on the volume of SurePath tests purchased by Quest Diagnostics within specified time periods. When it becomes probable that a tranche of warrants will become exercisable upon the achievement of the applicable sales-based milestone, we accrue the resulting sales discounts.
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
Fourth Tranche Warrants
During the second quarter of 2006, it became probable that the Fourth Tranche warrants would vest during the third quarter of 2006 upon the achievement of the sales-based milestone applicable to those warrants. Using the guidance in the FASB’s EITF 96-18, the 1,000,000 Fourth Tranche warrants were valued at June 30, 2006 using a Black-Scholes pricing model, at $320. Based on the percentage of the milestone achieved by June 30, 2006, we recorded $156 as a reduction of revenues for the three months ended June 30, 2006 with respect to this Fourth Tranche with a corresponding credit to accrued sales discount. The sales based milestone for these warrants was achieved during August 2006 and using the guidance in EITF 96-18 this Fourth Tranche was revalued at August 14, 2006 using a Black-Scholes pricing model at $130. We recorded $130 as additional paid-in capital and $26 as an increase to revenues for the three months ended September 30, 2006 with a corresponding reduction of $156 to accrued sales discount.

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)
Summary
During the three and nine months ended September 30, 2006, respectively, we recorded $169 and $715 of amortization and accrual of the sales discount as a reduction of revenues. We recorded $171 and $1,083, respectively, of amortization and accrual of the sales discount as a reduction of revenues for the comparable periods of 2005. Included in ‘other current assets’ and ‘other assets’ at September 30, 2006 are unamortized balances of $779 and $1,234, respectively, in respect of the First Tranche warrants. Included in ‘other current assets’ and ‘other assets’ at December 31, 2005 are unamortized balances of $779 and $1,819, respectively, in respect of the First Tranche warrants.
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
Results by Segment
The results, by segment, for the three, and nine, months ended September 30, 2006 and 2005, are as follows:

	Three Months Ended September 30, 2006
	Commercial	TriPath
	Operations	Oncology	Total

Revenues	$24,954	$1,044	$25,998
Cost of revenues	7,616	801	8,417

Gross profit	17,338	243	17,581

Gross margin	69.5%	23.3%	67.6%
Operating expenses:
Research and development	683	2,312	2,995
Regulatory	1,694	1,153	2,847
Sales and marketing	6,402	408	6,810
General and administrative	2,890	2,226	5,116

Total operating expenses	11,669	6,099	17,768

Operating income/(loss)	$5,669	$(5,856)	$(187)

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30, 2005
	Commercial	TriPath
	Operations	Oncology	Total

Revenues	$21,287	$238	$21,525

Cost of revenues	6,272	77	6,349

Gross profit	15,015	161	15,176

Gross margin	70.5%	67.6%	70.5%
Operating expenses:
Research and development	486	2,404	2,890
Regulatory	629	205	834
Sales and marketing	6,306	151	6,457
General and administrative	2,089	1,133	3,222

Total operating expenses	9,510	3,893	13,403

Operating income/(loss)	$5,505	$(3,732)	$1,773

	Nine Months Ended September 30, 2006
	Commercial	TriPath
	Operations	Oncology	Total

Revenues	$72,564	$1,936	$74,500
Cost of revenues	22,093	1,511	23,604

Gross profit	50,471	425	50,896

Gross margin	69.6%	22.0%	68.3%
Operating expenses:
Research and development	1,946	7,384	9,330
Regulatory	2,933	2,704	5,637
Sales and marketing	19,376	960	20,336
General and administrative	7,562	5,030	12,592

Total operating expenses	31,817	16,078	47,895

Operating income/(loss)	$18,654	$(15,653)	$3,001

	Nine Months Ended September 30, 2005
	Commercial	TriPath
	Operations	Oncology	Total

Revenues	$60,994	$1,111	$62,105
Cost of revenues	18,156	486	18,642

Gross profit	42,838	625	43,463

Gross margin	70.2%	56.3%	70.0%
Operating expenses:
Research and development	1,505	7,748	9,253
Regulatory	1,799	623	2,422
Sales and marketing	16,856	333	17,189
General and administrative	7,022	3,616	10,638

Total operating expenses	27,182	12,320	39,502

Operating income/(loss)	$15,656	$(11,695)	$3,961

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)
All sales reflected in the tables above were generated from external customers. Inter-segment revenues of $801 and $1,511 during the three and nine months ended September 30, 2006, respectively, were eliminated on consolidation. Inter-segment revenues of $77 and $486 were eliminated on consolidation for the comparable periods of 2005. Sales to external customers in our business segments for the three, and nine, months ended September 30, 2006 and 2005, respectively, include the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Commercial Operations
Reagents and disposables	$20,493	$17,821	$57,769	$49,580
Instruments	2,017	1,250	7,635	4,746
Fee-per-use and other	2,444	2,216	7,160	6,668

Total revenues — Commercial Operations	$24,954	$21,287	$72,564	$60,994

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

TriPath Oncology
Reagents	$115	$8	$196	$22
Instruments	805	54	1,525	559
Fee-per-use and other	124	176	215	530

Total revenues — TriPath Oncology	$1,044	$238	$1,936	$1,111

Reagent revenues for the three and nine months ended September 30, 2006 in our Commercial Operations segment are net of $169 and $715, respectively, of amortization and accrual of the non-cash sales discount related to the Quest Diagnostics warrants (see Note 7 above). Reagent revenues for the comparable periods of 2005 are net of $171 and $1,083, respectively, of amortization and accrual of the non-cash sales discount related to the Quest Diagnostics warrants.

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)
The tables below disclose certain other selected segment information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Depreciation and amortization
Commercial Operations	$1,137	$1,252	$3,377	$3,742
TriPath Oncology	72	72	226	189

Total consolidated depreciation and amortization	$1,209	$1,324	$3,603	$3,931

Purchases of property and equipment
Commercial Operations	$111	$433	$687	$1,026
TriPath Oncology	14	24	69	136

Total consolidated purchases of property and equipment	$125	$457	$756	$1,162

Additions to intangible assets
TriPath Oncology	$—	$—	$—	$24

Non-cash compensation expense recorded attributable to SFAS 123(R)
Commercial Operations	$197	$—	$447	$—
TriPath Oncology	131	—	295	—

Total Non-cash compensation expense recorded attributable to SFAS 123(R)	$328	$—	$742	$—

	September 30,	December 31,
	2006	2005
Segment assets
Commercial Operations	$152,190	$125,845
TriPath Oncology	2,032	1,669

Total segment assets	$154,222	$127,514

Reconciling item
Inter-segment loan account	(66,449)	(50,546)

Total consolidated assets	$87,773	$76,968

Geographic Area Data
Our Commercial Operation segment’s domestic revenues are generated primarily by direct sales activities. Domestic revenue is primarily obtained through our agreements with commercial laboratories.

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)
International revenues continue to be derived primarily through distributors, except in Canada and Belgium where we sell directly to our laboratory customers. We also sell instruments directly to customers in Germany. Revenues by geographic area (or country) are reflected in the tables below:

	Three
	Months Ended September 30,
	2006		2005
United States	$19,239	74%	$16,513	77%
International	6,759	26%	5,012	23%

Total Revenues	$25,998		$21,525

	Three
	Months Ended September 30,
	2006	2005
International Revenues
Europe	$3,409	$1,700
Canada	1,917	1,560
Asia	1,317	1,725
Rest of world	116	27

Total international revenues	$6,759	$5,012

	Nine
	Months Ended September 30,
	2006		2005
United States	$55,140	74%	$46,362	75%
International	19,360	26%	15,743	25%

Total Revenues	$74,500		$62,105

	Nine
	Months Ended September 30,
	2006	2005
International Revenues
Europe	$9,538	$5,586
Canada	4,787	5,863
Asia	4,717	4,111
Rest of world	318	183

Total international revenues	$19,360	$15,743

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)
Reagent revenues for the three, and nine, months ended September 30, 2006 and 2005, respectively, were recorded as follows:

	Three Months Ended
	September 30,
	2006	2005
Domestic	$15,700	$14,228
International:
Europe	2,114	1,378
Canada	1,760	1,436
Asia	920	750
Rest of world	114	37

Total international	4,908	3,601

Total reagent revenues	$20,608	$17,829

	Nine Months Ended
	September 30,
	2006	2005
Domestic	$44,852	$38,632
International:
Europe	5,650	4,162
Canada	4,485	4,586
Asia	2,665	2,031
Rest of world	313	191

Total international	13,113	10,970

Total reagent revenues	$57,965	$49,602

Revenues are attributed to geographic area (or country) based on the location of our customers, which include both distributors and end-users.
9. Proposed Merger, Commitments and Contingencies
On September 8, 2006, we signed a definitive merger agreement with BD pursuant to which BD agreed to acquire the approximately 93.5% of the outstanding shares of TriPath Imaging, Inc. (TriPath Imaging) that BD does not currently own. Pursuant to the merger agreement, at the effective time of the merger, each outstanding share of our common stock other than shares owned by BD, shares held in the treasury of TriPath Imaging, Inc. and shares held by any stockholders who properly exercise appraisal rights under Delaware law, will be cancelled and converted into the right to receive $9.25 in cash. Also, at the effective time of the merger, each outstanding option to purchase our common stock and each outstanding SAR, whether or not then exercisable or vested, will be cancelled in consideration for a cash payment equal to the excess, if any, of (i) $9.25 over (ii) the per share exercise price of such option or SAR, as applicable, multiplied by the total number of shares of common stock subject to such option or SAR. In the event the exercise price of any such option or SAR is equal to or greater than $9.25, the option or SAR will be cancelled without payment. Outstanding TriPath Imaging warrants will be assumed by BD, and if subsequently exercised, will entitle their holders to any merger consideration they would be entitled to were the warrants exercised immediately prior to the effective time of the merger.
The merger agreement contains certain termination rights for TriPath Imaging and BD, and provides that TriPath Imaging would be required to pay BD a termination fee of $12,250 in certain circumstances in

TriPath Imaging, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)
connection with the termination of the merger agreement. During the three, and nine, months ended September 30, 2006, transaction-related expenses associated with the process that culminated in the proposed acquisition by BD were $1,876, and $2,244, respectively.
The closing of the transaction remains subject to customary conditions, including approval of TriPath Imaging’s stockholders and other customary closing conditions. The antitrust waiting period under the Hart-Scott Rodino Act for this proposed acquisition was terminated on October 26, 2006. The special meeting of stockholders of TriPath Imaging to consider and vote on the adoption of the merger agreement is scheduled for December 19, 2006. The proposed merger is expected to close during the fourth quarter of calendar 2006.
We compete with Cytyc Corporation (Cytyc) with respect to the sale of our FocalPoint and Cytyc’s sale of its ThinPrep Imaging System. We believe Cytyc’s ThinPrep Imaging System infringes our patents. In 2003 we filed a lawsuit seeking damages and injunctive relief to stop such infringement, and Cytyc filed a separate action seeking a declaratory judgment in their favor. On January 5, 2004, those suits were consolidated into a single action in the United States District Court for the District of Massachusetts. The case numbers for the consolidated action are 1:03-CV-12630-DPW and 1:03-CV-11142-DPW. The case numbers are for reference only and the corresponding pleadings are expressly not incorporated into this document by reference. Fact and expert discovery have been completed. A claim construction or Markman ruling was issued by the court on November 28, 2005. The parties have filed summary judgment motions and a hearing on those motions was held on August 2, 2006. The Court has reserved April 2007 for trial of this matter. We are unable to predict the ultimate outcome. Similarly, we are unable to predict the potential effect on our business and results of operations that any outcome may ultimately have.
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
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements.
In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This Statement is effective as of the end of the fiscal year ending after December 15, 2006. We do not have any defined benefit plans, or other post-retirement plans, and, therefore, this Statement does not apply to us. We do not expect SFAS No. 157 to have any impact on our consolidated financial statements.
In June 2006 the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation shall be effective for fiscal years beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of an enterprise’s fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. We are currently evaluating the requirements of the Interpretation to determine the impact on our financial position and results of operations.

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
Proposed Merger with BD
On September 8, 2006, we signed a definitive merger agreement with BD (Becton, Dickinson and Company) pursuant to which BD agreed to acquire the approximately 93.5% of the outstanding shares of TriPath Imaging that BD does not currently own. Pursuant to the merger agreement, at the effective time of the merger, each outstanding share of our common stock other than shares owned by BD, shares held in the treasury of TriPath Imaging and shares held by any stockholders who properly exercise appraisal rights under Delaware law, will be cancelled and converted into the right to receive $9.25 in cash. Also, at the effective time of the merger, each outstanding option to purchase our common stock and each outstanding SAR, whether or not then exercisable or vested, will be cancelled in consideration for a cash payment equal to the excess, if any, of (i) $9.25 over (ii) the per share exercise price of such option or SAR, as applicable, multiplied by the total number of shares of common stock subject to such option or SAR. In the event the exercise price of any such option or SAR is equal to or greater than $9.25, the option or SAR will be cancelled without payment. Outstanding TriPath Imaging warrants will be assumed by BD, and if subsequently exercised, will entitle their holders to the merger consideration they would be entitled to were the warrants exercised immediately prior to the effective time of the merger.
The merger agreement contains certain termination rights for TriPath Imaging and BD, and provides that TriPath Imaging would be required to pay BD a termination fee of $12,250 in certain circumstances in connection with the termination of the merger agreement. During the three, and nine, months ended September 30, 2006, transaction-related expenses associated with the process that culminated in the proposed acquisition by BD were $1,876, and $2,244, respectively.

The closing of the transaction remains subject to customary conditions, including approval of TriPath Imaging’s stockholders and other customary closing conditions. The antitrust waiting period under the Hart-Scott Rodino Act for this proposed acquisition was terminated on October 26, 2006. The special meeting of stockholders of TriPath Imaging to consider and vote on the adoption of the merger agreement is scheduled for December 19, 2006. The proposed merger is expected to close during the fourth quarter of calendar 2006.
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
Our molecular oncology program focuses on using new discoveries in genomics and proteomics research to develop and commercialize molecular diagnostic products to improve the early detection and clinical management of certain types of cancer. We have active programs in development seeking to create tests to identify individuals with certain types of cancer at the earliest possible stage of the disease, provide individualized predictive and prognostic information, guide treatment selection for patients with cancer, and predict disease recurrence. The core products and services we are developing will be based upon genomic and proteomic markers that were identified through discovery research conducted at Millennium Pharmaceuticals, Inc. (Millennium) under its research and development agreement with Becton, Dickinson and Company (BD) as well as other markers that have been or may be identified independently of that agreement. We have sublicensed certain of BD’s rights to the proprietary markers. Our approach to marker discovery, identification, and prioritization is based on correlation with patient outcome and includes the evaluation of markers that have been previously identified by others as well as novel markers that have not been previously associated with our specific product indications. As a result, to ensure our freedom to utilize known markers and integrate them into our product candidates, we have in certain instances licensed them from third parties. We are concurrently pursuing intellectual property protection for novel markers that we have identified and proprietary formulations that we are creating from the combination of either novel or known markers as well as for molecular imaging systems. However, we cannot be sure that we will be able to license additional markers on a “go-forward” basis, on acceptable terms, if at all, or establish intellectual property protection of our novel markers, proprietary formulations or molecular imaging systems. During 2004, 2005 and the first nine months of 2006, we filed U.S. provisional, U.S. non-provisional and international (PCT) patent applications that covered our discoveries, validation, and clinical assay format development in our cervical screening, breast prognosis and ovarian molecular oncology programs and obtained exclusive licenses from third parties to intellectual property relating to two potentially constituent biomarkers. We anticipate filing additional patent applications in the fourth quarter of 2006 related to our discoveries, validation, and clinical assay format development from these molecular oncology programs. We cannot be sure that our products or technologies do not infringe patents that may be granted in the future pursuant to pending patent applications or that our products do not infringe any patents or proprietary rights of third parties or that all of our issued patents are valid.
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
Our Developing Molecular Oncology Pipeline

		Release Date/
		Estimated
Application	Format	Target Date

Reagents
Microscopic Slide Based
Melanoma	ASR	2003 *
Cervical Cancer	RUO	2004 *
Breast Cancer	RUO	2004 *
ProEx C	ASR	2005 *
ProEx Br	ASR	2005 *
Cervical Cancer Staging	Assay Kit (Outside U.S.)	2005 *
SurePath Molecular Pap	IUO	2005 *
Breast Cancer Staging	IUO	2005 *
ProEx C	Class I IHC	2006 *
SurePath Molecular Pap	IVD Assay Kit (U.S.) in clinical trials	2007
Breast Cancer Staging	IVD Assay Kit (U.S.) in clinical trials	2007
Blood Based
Ovarian Cancer	RUO	2005 *
Breast Cancer	RUO	2007
Prostate Cancer	RUO	2008
Ovarian Cancer Screening	IVD Assay Kit	2008
Breast Cancer Screening	IVD Assay Kit	2009
Prostate Cancer Screening	IVD Assay Kit	2010
Reagent Enabling Products
SureDetect General Purpose Reagents	U.S. (included in Outside U.S. kit)	2005 *
SMS 3600 Automated Stainer	U.S. & Outside U.S.	2005 *
Imaging Platforms
Interactive Histology Imager	ER/PR 510(k)	2005 *
	HER-2/Neu 510(k)	2005 *
	Ki-67 510(k)	2006 *
	p53	2006 *
	Additional “known” marker	2007
	Breast Staging IUO	2005 *
	Other Applications	2007
While the dates provided above represent our estimated target dates for the respective products, there can be no assurance that these dates will be achieved by the dates targeted, or ever. Further, there can be no assurance that FDA approvals necessary to reach our target dates for IVD format products will be achieved when we expect, if at all, or that any foreign regulatory approvals necessary for any foreign releases will be achieved when we expect, if at all. If we complete our proposed merger with BD, our target dates and regulatory strategies may change as part of the combined entity.
Operational Developments
In the first nine months of 2006 we generated revenues of $74,500, a 20.0% increase from the first nine months of 2005, gross profit of $50,896, a 17.1% increase from the first nine months of 2005, and net income of $3,437 or $0.09 per basic and diluted share, a decrease of $782, 18.5% less than net income of $4,219 or 0.11 per basic and diluted share, in the first nine months of 2005. The decrease in net income in the first nine months of 2006 compared to the same period in 2005 is primarily the result of transaction-

related expenses of $2,244 incurred in connection with the process that culminated in the proposed acquisition of TriPath Imaging by BD. Net income in the first nine months of 2006 also reflects the impact of $742, or $0.02 per basic and diluted share, in costs due to recognition of expenses related to non-cash equity compensation under SFAS 123(R), which we adopted in January of 2006 as well as $2,244, or $0.06 per basic and diluted share, of expenses incurred in connection with our anticipated acquisition by BD. We remained cash flow positive for the nine months ended September 30, 2006, generating cash at an average monthly rate of $556.
The growth in revenues in the first nine months of 2006 as compared to the first nine months of 2005 was primarily driven by growth in the U.S., where revenues generated from the sale of reagents and disposables increased 16.1% and revenues generated from sales and usage fees associated with the Company’s FocalPoint and VIAS imaging systems grew 90.0% when compared to the first nine months of 2005. The growth in domestic revenues accounted for 70.8% of overall growth in the first nine months of 2006 as revenues generated outside the U.S. grew 23.0% from the first nine months of 2005.
Revenues generated from the sale of reagents and disposables in the first nine months of 2006 reflect a $368 decrease in non-cash sales discount related to our agreement with Quest Diagnostics compared with the first nine months of 2005. This decrease resulted from the difference in costs associated with the vesting of the Fourth Tranche Warrants in the third quarter of 2006 and the vesting of the Second and Third Tranche Warrants in the first nine months of 2005 (see Results of Operations Non-GAAP Financial Measures below).
Worldwide sales of SurePath reagents and disposables increased 16.9% from the first nine months of 2005 and accounted for 77.8% of total revenues generated in the first nine months of 2006. The growth in SurePath reagent and disposable sales accounted for approximately 67.5% of the increase in total revenues which occurred between the first nine months of 2005 and the first nine months of 2006. Increased revenues generated from the sale, rental and usage fees associated with our instruments, including the FocalPoint Slide Profiler, the PrepStain slide processor and VIAS, accounted for (i) approximately 29.7% of the increase in total revenues from the first nine months of 2005 and (ii) approximately 14.2% of total revenues generated in the first nine months of 2006. Worldwide revenues generated from the sale, rental, and usage fees associated with the FocalPoint Imaging System increased 63.7% from the first nine months of 2005 and accounted for 62.1% of instrument related revenues generated worldwide.
In the first nine months of 2006, our cervical cancer screening business continued to be profitable. Operating income generated by our commercial operations segment grew to $18,654, a 19.1% increase from the same period in 2005, on 19.0% growth in total revenues associated with the our cervical cancer screening products, including the SurePath Liquid-Based Pap test and the FocalPoint Imaging System. While worldwide revenues generated from the sale and usage fees associated with our instruments grew 53.3% in the first nine months of 2006 compared to the same period in 2005, growth in total revenues was again primarily driven by sales of the our reagents and disposables, which accounted for 77.8% of total revenues reported in the period. The number of SurePath tests sold worldwide increased by 24.0% in the first nine months of 2006 compared to the same period in 2005. In the U.S., where the number of tests sold increased by 25.0%, the Company estimates that by the end of the third quarter of 2006 the SurePath Liquid based Pap test accounted for more than 25% of all Pap tests performed, compared to 24% in the second quarter of 2006 and 21% in the third quarter of 2005. This market share reflects a 50.4% increase in tests sold to the large commercial laboratories and a 7.9% increase in tests sold to our traditional customer base in the first nine months of 2006 compared to the first nine months of 2005. Tests sold to the large commercial laboratories accounted for 48.2% of SurePath tests sold in the U.S. in the first nine months of 2006 as compared to 40.1% in the first nine months of 2005.

Revenues generated in the first nine months of 2006 outside the U.S. increased 23.0% from the first nine months of 2005, and accounted for 26.0% of total worldwide revenues generated in the period. The increase in revenues generated outside the U.S. reflects a 19.5% increase in sales of reagents and disposables and a 53.3% increase in revenues generated from sales, rentals and usage fees associated with our instruments, including the FocalPoint Imaging System, the PrepStain slide processor and our Slide Wizard workstation. Instrument related revenues accounted for 29.3% of revenues generated outside the U.S. in first nine months of 2006. Our revenue growth in the first nine months of 2006 outside the U.S. primarily resulted from increases of 70.8% in Europe and 14.7% in Asia when compared to the first nine months of 2005. Revenues generated in Canada declined 18.4% because we sold 12 instruments that were previously placed under reagent rental agreements to Canadian customers in the first nine months of 2005. Also, a change in the distribution process of one of the large Canadian labs resulted in reduced reagent purchases during the second quarter of 2006.
Sales of our cervical ASR in our TriPath Oncology segment increased by $174, or 776.3%, from $22 to $196, in the first nine months of 2006 compared to the same period in 2005. Revenues derived from VIAS increased $1,151 to $1,740 from $589, in the first nine months of 2006 compared to the same period in 2005. This increase was partially offset by a decrease of $500 in fee income.
We expanded the test menu supported by VIAS in October 2006 when we obtained 510(k) clearance from the U.S. Food and Drug Administration (FDA) for processing of Ventana’s assay for p53, a biomarker used to assist with diagnosis and prognostic assessment of breast cancer. We expect that the ramp up of revenues derived from VIAS will accelerate as the test menu continues to expand.
In the first quarter of 2006, we initiated enrollment of patient samples to collect new data in support of a FocalPoint GS PMAS application that we expect to make by the end of this year. In the fourth quarter of 2005, we resubmitted our pre-market approval supplement (PMAS) submission to the FDA to seek approval for expanded claims for the SurePath liquid based Pap test to include testing of cervical cells collected using the SurePath test Pack for the presence of high risk HPV DNA with Digene hc2 High Risk HPV DNA TestTM. We are currently in discussions with the FDA regarding this submission and are responding to the FDA’s request for additional data and information. In the fourth quarter of 2005, we initiated our clinical trial designed to provide data in support of an FDA submission regarding our ProEx Br microscopic slide based breast cancer staging test. We expect to complete this study and submit these data to the FDA in the first half of 2007. Additionally, we initiated patient enrollment for our clinical trial to provide data in support of a planned pre-market approval (PMA) for the SurePath Molecular Pap test. Given the prevalence of cervical cancer and its precursors and the breadth of the study required, we anticipate submitting these data to FDA in the second half of 2007. There can be no assurance that we will obtain FDA approval for any of these products when expected, if at all, and the failure to achieve such approvals may materially impact our revenues. Further, if we complete our proposed merger with BD, our target dates and regulatory strategies may change as part of the combined entity.
We initiated a multi-site preclinical study incorporating our ELISA formatted RUO reagents for blood based ovarian screening and monitoring in the second quarter of 2006. We expect that this study will be completed later in the fourth quarter of 2006. We continue to adapt our ovarian screening and monitoring assay to a multiplexing format.
Challenges
Our primary operational challenges in the last quarter of 2006 continue to relate to leveraging the pathways for growth that we have created over the past five years. We are also, of course, focused on preparing for the special meeting of stockholders that is scheduled for December 19, 2006, at which we will ask our stockholders to adopt our proposed merger agreement with BD.

We have made significant progress in penetrating the cervical cytology marketplace with our SurePath liquid-based Pap test since its regulatory approval in 1999. We continue to believe that there is additional ground to be gained despite the fact that we continue to face significant competitive pressure. Our growing relationship with large commercial laboratory customers continues to present a significant continuing growth opportunity through the remainder of 2006. Our success will in large part depend on our ability to continue conversion of current and other large commercial laboratory customers. We continue to face the challenge of expanding our cervical cytology business in a heavily contested market segment while maintaining and growing our business within our traditional customer base. We will need to succeed at both if we are to achieve the revenues we have forecasted for 2006.
Given the accelerated traction we gained outside the U.S. in recent years, we expect that our sales outside the U.S. will contribute significantly to our growth in the last quarter of 2006 and beyond. The primary challenges we face outside the U.S. include governmental decisions regarding licensing and reimbursement, competition and regional variations in practices and product acceptance. In addition, since we sell predominantly through regional distributors in all markets outside the U.S. except for Canada, Belgium and Germany, we face the challenges associated with managing these independent sales distributors in most international markets and our success, to a large extent, is dictated by the performance of the regional distributors. In Canada, where we sell through our own sales force, our greatest challenge in the last quarter of 2006 relates to our ability to translate the success we have enjoyed to date in the province of Ontario to other population centers. In Belgium, where we just began selling through our own sales force, our greatest challenge in the last quarter of 2006 relates to our ability to continue to interface successfully with the customer base that previously interacted with our Belgian distributor. In Germany, where we began selling instruments, primarily FocalPoint, through our own sales force in 2005, our greatest challenge in the last quarter of 2006 relates to our ability to educate customers regarding the economic benefits of our instruments in light of limited reimbursement differences between manual and automated screening.
Successful movement of some of our cytology product offerings through the FDA approval process is a continuing challenge that we will face in the last quarter of 2006. In September 2005, we withdrew the PMAS we had submitted to the FDA for the FocalPoint GS Imaging System, having been notified by the FDA that the PMAS must be amended to include additional data. We initiated enrollment of patient samples to collect new data in support of a FocalPoint GS PMAS application in the first quarter of 2006, and we expect to resubmit our PMAS by the end of 2006. In the first quarter of 2005 we announced that we had withdrawn our pre-market approval supplement (PMAS) submission to the FDA to seek approval for expanded claims for the SurePath liquid-based Pap test for testing cervical cells collected using the SurePath Test Pack for the presence of high risk HPV DNA with the Digene hc2 High-Risk HPV DNA Test™. We resubmitted this PMAS, using new and existing data and data analyses, in the fourth quarter of 2005. We are currently in discussions with the FDA regarding this submission and are responding to FDA’s request for additional data and information. There can be no assurance that we will obtain FDA approval for our HPV-related application or for FocalPoint GS when expected, if at all, and the failure to achieve such approvals may materially impact our revenues. Further, if we complete our proposed merger with BD, our target dates and regulatory strategies may change as part of the combined entity.
In the last quarter of 2006, we continue to face the challenges and risks associated with the execution of new clinical trials in support of FDA submissions that we intend to make in 2006 and 2007 relating to our developing molecular diagnostic products, including new 510(k) notifications to process additional Ventana assays on our interactive histology imaging system and Pre-Market Approval applications for our molecular product for breast cancer staging and the SurePath Molecular Pap test. The length, size, complexity, cost, and potential outcome of these clinical trials will be driven by our ability to craft and execute a reasonable and well-designed clinical trial protocol. Successful execution of these clinical trials will ultimately impact revenues that we expect to generate from the sale of these products in the future. There can be no assurance that we will obtain FDA clearance for additional applications for VIAS or approval for our molecular product for breast cancer staging and the SurePath Molecular Pap test. If we complete our proposed merger with BD, our target dates and regulatory strategies may change as part of the combined entity.
We face challenges and risks in the last quarter of 2006 that primarily reflect the progress we have made in our molecular diagnostics development programs to date and the fact that some of these programs will now move into the next stages of development. Our approach to marker discovery, identification and prioritization is based on correlation with patient outcome and includes the evaluation of markers that have been previously identified by others as well as novel markers that have not been previously associated with our specific product indications. As a result, to ensure our freedom to utilize known markers and integrate them into our product candidates, we will in certain instances be required to license them from third parties. We are, concurrently, pursuing intellectual property protection for the novel markers that we have identified as well as the proprietary formulations that we are creating from the combination of either novel or known markers. There can be no assurance that we will be able to license markers on acceptable terms, if at all, or establish intellectual property protection for our novel markers and proprietary formulations or molecular imaging systems.
We expect that domestic and international sales of some of our molecular reagents and molecular imaging systems will increasingly contribute to our revenues in the last quarter of 2006. As a result, we will face the challenge of introducing these as either RUO products, ASRs or Class I IHCs in the U.S. as well as the challenges associated with the international introduction of products not yet approved for use in the U.S. The success of our slide based cervical staging, cervical screening and breast staging products, our blood-based ovarian screening product, and our molecular imaging systems will depend, to a large extent, on the outcome of our ongoing in-house studies, as well as external research studies that are being generated by independent investigators and clinical trials. As we collect data from both internal and external research studies we face the challenge of building the clinical case for the value of these developing products and the challenge of positioning ourselves for clinical trials; and for those product candidates in clinical trials, we face the challenge of translating the results of these studies into market opportunity, the challenges of securing regulatory approval, and the challenge related to preparing the market for a broader introduction of these products in 2006 and beyond. We also face the challenges associated with the late stage development of our ovarian screening assay, selection of a multiplexing testing platform for our blood based screening assays which would allow for simultaneous testing for multiple markers on a small volume of blood, and adaptation of our ELISA formatted RUO ovarian screening reagents to a multiplexing testing platform.
Our sales and distribution agreement with Ventana has potential short and long term significance. In the short term, it is an opportunity to penetrate the anatomic pathology marketplace with our interactive imager and, as a result, to generate new revenue streams as the agreement provides for potential capital equipment and fee per use revenues which began in 2005. In the long term, it is an opportunity to achieve placement of our molecular imaging system in advance of the commercial introduction of our slide-based breast staging product along with a battery of complementary assays from Ventana. The challenges that we will face as a result of this venture include obtaining additional FDA clearances for Ventana assays to be processed on the product and, if necessary, additional FDA or other regulatory clearances or approvals with respect to the assays and imager, and the challenges associated with supporting Ventana in its market introduction of the product.
As always, we face the ongoing challenges associated with balancing our existing cash reserves against the costs associated with effective research, development, marketing and selling programs.

Litigation with Cytyc Corporation
We compete with Cytyc Corporation (Cytyc) with respect to the sale of our FocalPoint and Cytyc’s sale of its ThinPrep Imaging System. We believe Cytyc’s ThinPrep Imaging System infringes our patents. In 2003 we filed a lawsuit seeking damages and injunctive relief to stop such infringement, and Cytyc filed a separate action seeking a declaratory judgment in their favor. On January 5, 2004, those suits were consolidated into a single action in the United States District Court for the District of Massachusetts. The case numbers for the consolidated action are 1:03-CV-12630-DPW and 1:03-CV-11142-DPW. The case numbers are for reference only and the corresponding pleadings are expressly not incorporated into this document by reference. Fact and expert discovery have been completed. A claim construction or Markman ruling was issued by the court on November 28, 2005. The parties filed summary judgment motions and a hearing on those motions was held on August 2, 2006. The Court has reserved April 2007 for trial of this matter. We are unable to predict the ultimate outcome. Similarly, we are unable to predict the potential effect on our business and results of operations that any outcome may ultimately have.
Critical Accounting Policies
In our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, we identified our judgments and assumptions with respect to revenue recognition, allowance for doubtful accounts receivable, inventory, valuation of long-lived and other intangible assets and income taxes and valuation allowances as most critical to the accounting estimates used in the preparation of our financial statements. We reviewed our policies and estimates and determined that those policies require the most critical judgments and assumptions for the three months ended September 30, 2006. We did not make any changes in those policies during the quarter.
Results of Operations
(In thousands, except share and per share amounts)
Non-GAAP Financial Measures
In May 2004, we entered into a multi-year agreement with Quest Diagnostics pursuant to the terms of which Quest Diagnostics uses our SurePath and PrepStain products. In connection with the agreement, we issued Quest Diagnostics warrants with respect to an aggregate of 4,000,000 shares of our common stock, which are described in the following table:

	Shares Subject to	Exercise Price	Warrant
Warrant	Warrants	(per share)	Expiration Date	Vesting Status
First Tranche	800,000	$9.25	May 2007	Currently Exercisable
Second Tranche	200,000	$10.18	May 2007	Currently Exercisable
Third Tranche	500,000	$10.64	May 2007	Currently Exercisable
Fourth Tranche	1,000,000	$11.56	May 2008	Currently Exercisable
Fifth Tranche	1,500,000	$12.03	May 2008	Exercisable Upon Achievement of Sales Milestone
The warrants permit exercise on a net issuance basis and are subject to a lock-up provision, which prohibits sales and other transfers of the underlying shares for a two-year period which ended in May 2006, at which point 50% of the shares underlying warrants then exercisable may be transferred, and subjects the remaining underlying shares to an additional one year lock-up.

First Tranche Warrants
The First Tranche warrants were exercisable upon the commencement of the agreement with Quest Diagnostics. Using the guidance in the FASB’s Emerging Issues Task Force Release 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” these warrants were valued (on the basis of the fair value of the warrants at the date of grant) using a Black-Scholes pricing model upon issuance at $3,896, which represented a deferred sales discount. The value of the warrants was recorded as additional paid-in capital and the resulting deferred sales discount is being amortized on a straight-line basis against revenues over the five-year term of the agreement. Non-cash sales discounts of $195 and $195 were recorded for the three months ended September 30, 2006 and 2005 in connection with the First Tranche warrants. Non-cash sales discounts of $585 and $585 were recorded for the nine months ended September 30, 2006 and 2005 in connection with the First Tranche warrants.
Sales-Based Milestone Warrants
Our agreement with Quest Diagnostics links the exercisability of the Second Tranche, Third Tranche, Fourth Tranche and Fifth Tranche warrants to the achievement of sales-based milestones, which have been met for the Second Tranche, Third Tranche and Fourth Tranche. These milestones are based on the volume of SurePath tests purchased by Quest Diagnostics within specified time periods. When it becomes probable that a tranche of warrants will become exercisable upon the achievement of the applicable sales-based milestone, we accrue the resulting sales discounts.
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
Fourth Tranche Warrants
During the second quarter of 2006, it became probable that the Fourth Tranche warrants would vest during the third quarter of 2006 upon the achievement of the sales-based milestone applicable to those warrants. Using the guidance in the FASB’s EITF 96-18, the 1,000,000 Fourth Tranche warrants were valued at June 30, 2006 using a Black-Scholes pricing model, at $320. Based on the percentage of the milestone achieved by June 30, 2006, we recorded $156 as a reduction of revenues for the three months ended June 30, 2006 with respect to this Fourth Tranche with a corresponding credit to accrued sales discount. The sales based milestone for these warrants was achieved during August 2006 and using the guidance in EITF 96-18 this Fourth Tranche was revalued at August 14, 2006 using a Black-Scholes pricing model at $130. We recorded $130 as additional paid-in capital and $26 as an increase to revenues for the three months ended September 30, 2006 with a corresponding reduction of $156 to accrued sales discount.
Summary
During the three and nine months ended September 30, 2006, respectively, we recorded $169 and $715 of amortization and accrual of the sales discount as a reduction of revenues. We recorded $171 and $1,083, respectively, of amortization and accrual of the sales discount as a reduction of revenues for the comparable periods of 2005. Included in ‘other current assets’ and ‘other assets’ at September 30, 2006 are unamortized balances of $779 and $1,234, respectively, in respect of the First Tranche warrants. Included in ‘other current assets’ and ‘other assets’ at December 31, 2005 are unamortized balances of $779 and $1,819, respectively, in respect of the First Tranche warrants.
The (i) non-cash sales discount for the nine months ended September 30, 2006 and 2005 and (ii) the amortization schedules associated with the warrants that are currently exercisable are summarized in the following table:

			Aggregate Value
	Non-Cash Sales	Non-Cash Sales	(non-cash sales
	Discount	Discount	discount) of
	(Nine Months Ended	(Nine Months Ended	Tranche (as most	Amortization
Warrant	September 30,	September 30,	recently	and Accrual
Tranche	2006)	2005)	calculated) (2)	Schedules (1)
First Tranche	$585	$585	$3,896	Five Years (ending May 2009)

Second Tranche	—	224	224	Six Months (ended June 2005)

Third Tranche	—	275	275	Six Months (ended September 2005)

Fourth Tranche	130	—	130	Six Months (ended September 2006)

Total	$715	$1,084

(1)	Amortization relates to deferred discount in connection with First Tranche; accrual of sales discount relates to all other Tranches.

(2)	Represents the aggregate amount of non-cash sales discount recorded or estimated to be recorded for the Tranche.
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

	Three months ended September 30, 2006
			Reconciliation:
			Add Back Non-
		Reconciliation:	Cash
		Add Back Non-	Compensation
		Cash Sales	Expense under
	GAAP	Discount	SFAS 123(R)	Non-GAAP

Revenues	$25,998	$169	$—	$26,167
Gross profit	17,581	169	19	17,769
Net income	68	169	328	565
Earnings per share:

Basic	$0.00	$169 to revenues used in calculation	$328 to net income used in calculation	$0.01

Diluted	$0.00	$169 to revenues used in calculation	$328 to net income used in calculation	$0.01

	Three months ended September 30, 2005
			Reconciliation:
			Add Back Non-
		Reconciliation:	Cash
		Add Back Non-	Compensation
		Cash Sales	Expense under
	GAAP	Discount	SFAS 123(R)	Non-GAAP

Revenues	$21,525	$171	$—	$21,696
Gross profit	15,176	171	—	15,347
Net income	1,779	171	—	1,950
Earnings per share:

Basic	$0.05	$171 to revenues used in calculation	$0 to net income used in calculation	$0.05

Diluted	$0.05	$171 to revenues used in calculation	$0 to net income used in calculation	$0.05

	Nine months ended September 30, 2006
			Reconciliation:
			Add Back Non-
		Reconciliation:	Cash
		Add Back Non-	Compensation
		Cash Sales	Expense under
	GAAP	Discount	SFAS 123(R)	Non-GAAP

Revenues	$74,500	$715	$—	$75,215
Gross profit	50,896	715	43	51,654
Net income	3,437	715	742	4,894
Earnings per share:
Basic	$0.09	$715 to revenues used in calculation	$742 to net income used in calculation	$0.13
Diluted	$0.09	$715 to revenues used in calculation	$742 to net income used in calculation	$0.12

	Nine months ended September 30, 2005
			Reconciliation:
			Add Back Non-
		Reconciliation:	Cash
		Add Back Non-	Compensation
		Cash Sales	Expense under
	GAAP	Discount	SFAS 123(R)	Non-GAAP

Revenues	$62,105	$	$—	$63,188
Gross profit	43,463	1,083	—	44,546
Net income	4,219	1,083	—	5,302
Earnings per share:		1,083
Basic	$0.11	$1,083 to revenues used in calculation	$0 to net income used in calculation	$0.14
Diluted	$0.11	$1,083 to revenues used in calculation	$0 to net income used in calculation	$0.13

Three Months Ended September 30, 2006 and 2005
The tables below summarize our segment results for the three months ended September 30, 2006 and 2005. All intersegment revenues have been eliminated. Comments made throughout this discussion related to our segments refer to the figures in these tables:

	Total Company
	Three Months Ended
	September 30,		Change vs
	2006	2005	2005	% Change
Revenues	$25,998	$21,525	$4,473	20.8
Cost of revenues	8,417	6,349	2,068	32.6

Gross profit	17,581	15,176	2,405	15.8
Gross margin	67.6%	70.5%	—

Operating expenses:
Research and development	2,995	2,890	105	3.6
Regulatory	2,847	834	2,013	241.4
Sales and marketing	6,810	6,457	353	5.5
General and administrative	5,116	3,222	1,894	58.8

	17,768	13,403	4,365	32.6

Operating (loss)/income	$(187)	$1,773	$(1,960)	(110.5)

	Commercial Operations
	Three Months Ended
	September 30,		Change vs
	2006	2005	2005	% Change
Revenues	$24,954	$21,287	$3,667	17.2
Cost of revenues	7,616	6,272	1,344	21.4

Gross profit	17,338	15,015	2,323	15.5
Gross margin	69.5%	70.5%	—

Operating expenses:
Research and development	683	486	197	40.5
Regulatory	1,694	629	1,065	169.3
Sales and marketing	6,402	6,306	96	1.5
General and administrative	2,890	2,089	801	38.3

	11,669	9,510	2,159	22.7

Operating income	$5,669	$5,505	$164	3.0

	TriPath Oncology
	Three Months Ended
	September 30,		Change vs
	2006	2005	2005	% Change
Revenues	$1,044	$238	$806	338.7
Cost of revenues	801	77	724	940.3

Gross profit	243	161	82	50.9
Gross margin	23.3%	67.6%	—

Operating expenses:
Research and development	2,312	2,404	(92)	(3.8)
Regulatory	1,153	205	948	462.4
Sales and marketing	408	151	257	170.2
General and administrative	2,226	1,133	1,093	96.5

	6,099	3,893	2,206	56.7

Operating loss	$(5,856)	$(3,732)	$2,124	56.9

Revenues
Total Revenues — Total revenues for the third quarter of 2006 were $25,998, representing an increase of $4,473, or 20.8%, compared to revenues of $21,525 in the third quarter of 2005. Total revenues for the three months ended September 30, 2006 include a reduction of $169, compared to $171 in the third quarter of 2005, related to a non-cash sales discount in connection with warrants issued to Quest Diagnostics which is discussed below in connection with sales of reagents and disposables (see also “Non-GAAP Financial Measures” above). The most significant component of our increased revenues was from increased sales of reagents and disposables in our commercial operations segment, as discussed further below.

Commercial Operations Revenues — Revenues for the third quarter of 2006 in our Commercial Operations segment were $24,954, net of a $169 non-cash sales discount related to reagents and disposable sales versus $21,287, net of a $171 non-cash sales discount in the third quarter of 2005, representing an increase of $3,667, or 17.2%.
In the third quarter of 2006, worldwide reagent and disposable revenues increased by $2,673, or 15.0%, versus the third quarter of 2005. Domestic sales of our SurePath and PrepStain reagents and disposables, which reflects the impact of a $169 non-cash sales discount in the third quarter of 2006 versus $171 in the third quarter of 2005, increased $1,451, or 10.2%, while international reagent and disposable sales increased $1,222, or 33.9%, over the same period in 2005. Revenues generated from domestic sales of reagents and disposables increased by 4.3% from the second quarter of 2006. Worldwide, we shipped 37 PrepStain instruments, including 16 sales and 21 reagent rentals, in the third quarter of 2006. In the U.S., we shipped 22 PrepStain instruments to new and existing customers, including 1 sale and 21 reagent rentals. During the third quarter of 2006, we gained 16 new laboratory customers in the U.S. Domestic sales of test kit units increased by 16.7% from the third quarter of 2005 and by 3.6% from the second quarter of 2006. Revenues generated from the sale of cervical cytology test kits to the large commercial laboratories increased 22.6% in the third quarter of 2006 over the third quarter of 2005. The large commercial laboratories accounted for 48.4% of all SurePath cervical cytology test kits sold by us in the U.S. in the third quarter of 2006 as compared to 46.1% in the third quarter of 2005 and 47.8% in the second quarter of 2006. The increase in business from large commercial laboratory customers continues to result from our relationships with Quest Diagnostics, LabCorp and AmeriPath and the increasing focus of our sales and marketing efforts on the large commercial laboratories. In addition, SurePath tests sold to our traditional customer base increased 11.7% from the third quarter of 2005.
Instrument revenues increased $768, or 61.4%, for the third quarter of 2006 versus the third quarter of 2005. Sales of PrepStain instruments worldwide decreased by $34, or 4.4%, for the third quarter of 2006 over the third quarter of 2005, which decrease was comprised of a domestic decrease of $11 and a decrease of $23 internationally. Worldwide sales of FocalPoint Slide Profiler systems increased approximately $769, or 165.3%, during the third quarter of 2006 compared to the third quarter of 2005, with a domestic increase of $680, or 311.2%, and an international increase of $89, or 36.1%. The domestic increase was predominantly attributable to the increased sale of FocalPoint instruments under capital lease arrangements during the third quarter of 2006 compared with the comparable quarter of 2005. In aggregate, a net of 15 FocalPoint slide profilers were placed in the U.S. during the quarter, since there were placements and returns. This brings the total of FocalPoint slide profiler customers in the U.S. to 64, representing 132 instruments. Sales related to our Extended SlideWizard instruments were $33 during the third quarter of 2006, all international, versus $0 in the third quarter of 2005.
Other revenues increased by $226, or 10.3%, from the third quarter of 2005 to the third quarter of 2006. The major components of this overall net increase were service revenue increases of $200 and increases in freight and royalties of $136, offset partially by decreases in FocalPoint fee-per-use revenues totaling $184. Other net increases amounted to $74.
TriPath Oncology Revenues – Our TriPath Oncology business has been focused, since its inception, on developing molecular diagnostic products for malignant melanoma and cancers of the cervix, breast, ovary, and prostate. Our TriPath Oncology segment recorded $1,044 of revenues in the third quarter of 2006, an increase of $806, or 338.7%, compared with $238 in the same period of 2005. This increase is largely due to increased sales of our VIAS system of $751 between the third quarters of 2006 and 2005. Additionally, increases in cervical reagent revenues of $107 and fee-per-use revenues of $98 contributed to the overall net increase in revenues for TriPath Oncology between the third quarters of 2006 and 2005. Partially offsetting this net increase were decreases in non-recurring fee income of $150 recorded during the third quarter of 2005.

Gross Margin
Total Gross Margin — Total gross margin for the third quarter of 2006 was 67.6%, a decrease from 70.5% in the comparable period of 2005. This decreased gross margin resulted primarily from the lower margins realized on the sale of our VIAS imagers in the third quarter of 2006 as compared to the third quarter of 2005. Overall, gross profit increased by $2,405, or 15.8%, to $17,581 in the third quarter of 2006 versus $15,176 in the third quarter of 2005. Our Commercial Operations segment is primarily responsible for the increase in gross profit because of continued growth in reagent and disposable sales and lean-based efficiencies in our manufacturing operations. TriPath Oncology recorded slightly increased gross profit due to increased product sales, including reagent, fee-per-use and instrument sales, between the comparable periods.
Commercial Operations Gross Margin — Gross margin for the third quarter of 2006 in our commercial operations segment was 69.5%, a decrease from 70.5% in the comparable period of 2005. Overall, this resulted in an increase in gross profit of $2,323, or 15.5%, between the comparable quarters. Gross profit increased as the result of continued growth in reagent revenues from our large laboratory customers, and instrument sales increases, as discussed above. Gross margin declined due to the lower margins that accompany increasing volume of sales to large laboratories.
TriPath Oncology Gross Margin — Gross margin for the third quarter of 2006 in our TriPath Oncology segment was 23.3%, compared with 67.6% in the comparable period of 2005. TriPath Oncology had a relatively minor impact on overall gross margin in the third quarter of 2005, but did reduce overall gross margin by 1.9% in the third quarter of 2006. TriPath Oncology gross margin in the third quarter of 2006 resulted substantially from sales of our cervical ASR, from fee-per-use revenues and from VIAS related fee-per-use revenues. In 2005, gross margin was generated largely from a higher margin, but non-recurring fee income.
Research and Development
Total Research and Development Research and development expenses include salaries and benefits of scientific and engineering personnel, depreciation of testing equipment, relevant consulting and professional services, components for prototypes and certain facility costs. Total research and development expenses for the third quarter of 2006 were $2,995, a $105, or 3.6%, increase from $2,890 in the third quarter of 2005.
Commercial Operations Research and Development — Research and development expenditures relating to our Commercial Operations segment reflect research activity related to our cervical cytology product line and the development of manufacturing capabilities for new molecular tests that we are developing. As our manufacturing operations are managed through our Commercial Operations segment, costs related to the manufacture of our new molecular tests are assigned to our Commercial Operations segment. Commercial Operations research and development expenses increased by $197, or 40.5%, to $683 in the third quarter of 2006, from $486 in the third quarter of 2005, largely due to increased personnel expenses.
TriPath Oncology Research and Development — Research and development expenses related to our TriPath Oncology segment decreased by $92, or 3.8%, to $2,312 in the third quarter of 2006 from $2,404 in the third quarter of 2005. The decrease predominantly reflects actions taken relative to the transition of our breast cancer staging assay and SurePath Molecular Pap test development efforts into clinical trials. In connection with this transition, we completed a number of development activities related to these products and took certain actions in the first quarter of 2006 that resulted in cost reductions thereafter. Personnel separation costs related to these cost reducing actions were principally reflected in the first quarter of 2006, while lower salaries and associated benefit costs began to be realized from the second quarter of 2006 and continued to be realized in the third quarter.
Regulatory
Total Regulatory — Regulatory expenses include salaries and benefits of regulatory and quality personnel, costs related to clinical studies and submissions to the FDA, and relevant consulting services. Total regulatory expenses for the third quarter of 2006 were $2,847, a $2,013, or 241.4%, increase from $834 in the third quarter of 2005.
Commercial Operations Regulatory — Regulatory expenses in our Commercial Operations segment increased by $1,065, or 169.3%, to $1,694 in the third quarter of 2006, from $629 in the third quarter of 2005. This increase was primarily attributable to costs incurred in clinical activities related to our FDA submissions for the FocalPoint GS Imaging System and, to a lesser extent, the use of our SurePath liquid-based Pap test with the Digene hc2 High-Risk HPV DNA Test™.
TriPath Oncology Regulatory — Regulatory expenses in our TriPath Oncology segment increased by $948, or 462.4%, to $1,153 in the third quarter of 2006 from $205 in the third quarter of 2005. This increase in regulatory expenses reflects increased activities relating to our planned clinical trials for our cervical screening and breast staging assays. Activities related to these clinical trials have begun to increase dramatically and we expect further increases in upcoming quarters.
Sales and Marketing
Total Sales and Marketing — Sales and marketing expenses include salaries and benefits of sales, marketing, sales support and service personnel, and their related expenses. In addition, non-personnel-related expenses associated with marketing our products are also included in sales and marketing expenses. Total sales and marketing expenses for the third quarter of 2006 were $6,810, an increase of $353, or 5.5%, from $6,457 in the third quarter of 2005.
Commercial Operations Sales and Marketing — Sales and marketing costs in our Commercial Operations segment for the third quarter of 2006 were $6,402, an increase of $96, or 1.5%, compared to $6,306 in the corresponding quarter of 2005. This expense increase largely reflects our reorganized and expanded sales and marketing organization.
TriPath Oncology Sales and Marketing — Sales and marketing expenses in our TriPath Oncology segment for the third quarter of 2006 were $408, an increase of $257, or 170.2%, compared to $151 in the third quarter of 2005. This expense increase reflects expenses related to the launch of our cervical ASR and preparations for the potential launch of our future molecular diagnostic products.
General and Administrative
Total General and Administrative — General and administrative expenses include salaries and benefits for administrative personnel, legal and other professional fees and certain facility costs. Total general and administrative expenses for the third quarter of 2006 were $5,116, which represents an increase of $1,894, or 58.8%, versus $3,222 recorded in the same period in 2005. The increase is primarily due to transaction-related expenses incurred in connection with our anticipated acquisition by BD. During the third quarter of 2006, transaction-related expenses associated with the process that culminated in the proposed acquisition by BD were $1,876 compared to none in the same quarter of 2005.
Commercial Operations General and Administrative — Commercial Operations recorded general and administrative expenses of $2,890 in the third quarter of 2006, an increase of $801, or 38.3%, compared to $2,089 recorded in the same quarter in 2005. This was primarily attributable to transaction-related costs associated with the process that culminated in the proposed acquisition by BD and to FAS123(R) compensation expense.
TriPath Oncology General and Administrative — TriPath Oncology recorded general and administrative expenses of $2,226 in the third quarter of 2006, an increase of $1,093, or 96.5%, compared to $1,133 recorded in the same quarter in 2005. This was largely due to transaction-related costs associated with the process that culminated in the proposed acquisition by BD and to FAS123(R) compensation expense.
Operating Income/(Loss)
Total Operating Income/(Loss). Operating loss during the third quarter of 2006 was $187, which was $1,960 worse than the operating income of $1,773 recorded in the third quarter of 2005. The operating loss recorded in the third quarter largely reflects incremental gross profit on new sales of reagents and disposables offset by increased operating expenses, in particular $1,876 in transaction costs related to our anticipated acquisition by BD, as described above. Gross profit increased by $2,405, or 15.8%, in the third quarter of 2006 compared with the same period in 2005. The increase in gross profit was offset by an increase in operating expenses of $4,365 or 32.6%, as described above, including $1,876 of expenses related to the process that culminated in the proposed acquisition by BD. Without those costs, we would have recorded operating income of $1,689 in the third quarter of 2006. Our management believes that looking at our operating income after excluding such transaction-related expenses provides a useful measure of our operating results. Also, if the proposed merger is completed, BD has agreed to exclude such transaction related expenses from the calculation of corporate performance goals used to determine bonus payments under our 2006 Bonus Plan.
Commercial Operations Operating Income. Operating income during the third quarter of 2006 attributable to Commercial Operations was $5,669, a $164, or 3.0%, improvement from operating income of $5,505 in the third quarter of 2005. The improvement in operating income largely reflects incremental gross profit on new sales of reagents and disposables partially offset by operating expenses, as described above. Total increases in gross profit contributed $2,323 or 15.5%, to the net improvement in operating income in the third quarter of 2006, compared with the third quarter of 2005. The increase in gross profit was partially offset by an increase in operating expenses of $2,159 or 22.7%, as described above, including expenses in connection with the process that culminated in the proposed acquisition by BD.
TriPath Oncology Operating Loss. Operating loss during the third quarter of 2006 attributable to TriPath Oncology was $5,856, a $2,124 or 56.9%, larger operating loss compared with $3,732 in the third quarter of 2005. The larger operating loss reflects increased gross profit of $82, or 50.9%, and increased operating expenses of $2,206, or 56.7%, as described above, including expenses in connection with the process that culminated in the proposed acquisition by BD.
Interest Income and Expense
Interest Income and Expense — Interest income for the third quarter of 2006 was $348, a $194, or 126.0%, increase from $154 during the third quarter of 2005. This increase was primarily due to higher interest rates compared with the third quarter of 2005 and due to higher average cash balances. Other increases to interest income resulted from an increasing number of instruments we have sold under capital lease arrangements. There was $3 of interest expense for the third quarter of 2006 compared with $0 in the third quarter of 2005. This expense was primarily caused by capital lease obligations that did not exist during the third quarter of 2005.

Net Income
We recorded net income in the third quarter of 2006 of $68, which compares with net income of $1,779 in the third quarter of 2005, a reduction of $1,711, or 96.2%. This reduced net income is largely attributable to $1,778, after tax, of expenses related to the process that culminated in the proposed acquisition by BD. In addition, for the three months ended September 30, 2006, the stock-based compensation expense recorded in accordance with SFAS 123(R) totaled $328 or approximately $ 0.01 per diluted share.
Although we recorded net income in the third quarters of 2006 and 2005, we had consolidated losses for regular federal income tax purposes in all periods presented, thus requiring no provision for regular federal income taxes. Income tax expense for the quarter ended September 30, 2006 equated to an effective tax rate of 57.0% compared to 7.7% for the quarter ended September 30, 2005. The primary difference between income tax expense and the U.S. statutory rate for the quarter ended September 30, 2006 was a change in the deferred tax valuation allowance resulting from utilization of federal net operating loss carryforwards and non-deductible transaction costs related to the process that culminated in the proposed acquisition by BD. The increase in the effective tax rate for the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005 resulted primarily from federal alternative minimum tax and increased expense for states with no or fully utilized loss carryforwards.
Nine Months Ended September 30, 2006 and 2005
The tables below summarize our segment results for the nine months ended September 30, 2006 and 2005. All intersegment revenues have been eliminated. Comments made throughout this discussion related to our segments refer to the figures in these tables:

	Total Company
	Nine Months Ended
	September 30,
	2006	2005	Change vs 2005	% Change
Revenues	$74,500	$62,105	$12,395	20.0
Cost of revenues	23,604	18,642	4,962	26.6

Gross profit	50,896	43,463	7,433	17.1
Gross margin	68.3%	70.0%	—

Operating expenses:
Research and development	9,330	9,253	77	0.8
Regulatory	5,637	2,422	3,215	132.7
Sales and marketing	20,336	17,189	3,147	18.3
General and administrative	12,592	10,638	1,954	18.4

	47,895	39,502	8,393	21.2

Operating income	$3,001	$3,961	$(960)	(24.2)

	Commercial Operations
	Nine Months Ended
	September 30,
	2006	2005	Change vs 2005	% Change
Revenues	$72,564	$60,994	$11,570	19.0
Cost of revenues	22,093	18,156	3,937	21.7

Gross profit	50,471	42,838	7,633	17.8
Gross margin	69.6%	70.2%	—

Operating expenses:
Research and development	1,946	1,505	441	29.3
Regulatory	2,933	1,799	1,134	63.0
Sales and marketing	19,376	16,856	2,520	14.9
General and administrative	7,562	7,022	540	7.7

	31,817	27,182	4,635	17.1

Operating income	$18,654	$15,656	$2,998	19.1

	TriPath Oncology
	Nine Months Ended
	September 30,		Change
	2006	2005	vs 2005	% Change
Revenues	$1,936	$1,111	$825	74.3
Cost of revenues	1,511	486	1,025	210.9

Gross profit	425	625	(200)	(32.0)
Gross margin	22.0%	56.3%	—

Operating expenses:
Research and development	7,384	7,748	(364)	(4.7)
Regulatory	2,704	623	2,081	334.0
Sales and marketing	960	333	627	188.3
General and administrative	5,030	3,616	1,414	39.1

	16,078	12,320	3,758	30.5

Operating loss	$(15,653)	$(11,695)	$3,958	33.8

Revenues
Total Revenues — Total revenues for the first nine months of 2006 were $74,500, representing an increase of $12,395, or 20.0%, compared to revenues of $62,105 in the first nine months of 2005. Total revenues for the nine months ended September 30, 2006 include a reduction of $715, compared to $1,083 in the first nine months of 2005, related to a non-cash sales discount in connection with warrants issued to Quest Diagnostics which is discussed below in connection with sales of reagents and disposables (see also “Non-GAAP Financial Measures” above). The most significant component of our increased revenues was from increased sales of reagents and disposables in our commercial operations segment, as discussed further below.
Commercial Operations Revenues — Revenues for the first nine months of 2006 in our Commercial Operations segment were $72,564, net of a $714 non-cash sales discount related to reagents and disposable sales versus $60,994, net of a $1,083 non-cash sales discount in the first nine months of 2005, representing an increase of $11,570, or 19.0%.
In the first nine months of 2006, worldwide reagent and disposable revenues increased by $8,189, or 16.5%, versus the first nine months of 2005. Domestic sales of our SurePath and PrepStain reagents and disposables, which reflects the impact of a $715 non-cash sales discount in the first nine months of 2006 versus $1,083 in the first nine months of 2005, increased $6,154, or 15.9%, while international reagent and disposable sales increased $2,035, or 18.6%, over the same period in 2005. Worldwide, we shipped 87 PrepStain instruments, including 46 sales and 41 reagent rentals, in the first nine months of 2006. In the U.S., we shipped 45 PrepStain instruments to new and existing customers, 41 of which were reagent rentals. During the first nine months of 2006, we gained 38 new laboratory customers in the U.S. Domestic sales of test kit units increased by 25.0% from the first nine months of 2005. Revenues generated from the sale of cervical cytology test kits to the large commercial laboratories increased 49.1% in the first nine months of 2006 over the first nine months of 2005. The increase in business from large commercial laboratory customers continues to result from our relationships with Quest Diagnostics, LabCorp and AmeriPath and the increasing focus of our sales and marketing efforts on the large commercial laboratories. In addition, SurePath tests sold to our traditional customer base increased 7.9% from the first nine months of 2005.
Instrument revenues increased $2,889, or 60.9%, for the first nine months of 2006 versus the first nine months of 2005. Sales of PrepStain instruments worldwide decreased by $225, or 9.8%, for the first nine months of 2006 over the first nine months of 2005, which was comprised of a domestic increase of $67 and a decrease of $292 internationally, largely due to significant sales in Canada during the first quarter of 2005. Worldwide sales of FocalPoint Slide Profiler systems increased approximately $2,936, or 120.0%, during the first nine months of 2006 compared to the first nine months of 2005, with a domestic increase of $2,113, or 201.8%, and an international increase of $823, or 58.8%. The domestic increase was predominantly attributable to the increased sale of FocalPoint instruments under capital lease arrangements during the first nine months of 2006. In aggregate, a net of 22 FocalPoint slide profilers were placed during the nine-month period. Sales related to our Extended SlideWizard instruments were $189 during the first nine months of 2006, all international, and increased $178, or 1,620.0% versus $11 in the first nine months of 2005, also all international.
Other revenues increased by $492, or 7.4%, from the first nine months of 2005 to the first nine months of 2006. The major components of this overall net increase were service revenue increases of $309, freight and royalty increases of $147, SlideWizard related increases of $75 and other disposable revenue increases of $337. Offsetting these increases were decreases in FocalPoint fee-per-use revenues totaling $376.
TriPath Oncology Revenues – Our TriPath Oncology segment recorded $1,936 of revenues in the first nine months of 2006, an increase of $825, or 74.3%, compared with $1,111 in the same period of 2005. The increase was primarily attributable to sales of the VIAS instrument, but also to increased sales of our cervical reagents and VIAS fee-per-use revenues.
Gross Margin
Total Gross Margin — Total gross margin for the first nine months of 2006 was 68.3%, a decrease from 70.0% in the comparable period of 2005. This decreased gross margin resulted primarily from the growth in reagent and disposable revenues from our large commercial laboratory customers, due to typically lower selling prices to these higher-volume customers, and to a lesser degree from increased revenues generated from sales of our lower margin instruments in our TriPath Oncology segment during the comparable period. Overall, gross profit increased by $7,433, or 17.1%, to $50,896 in the first nine months of 2006 versus $43,463 in the first nine months of 2005. Our Commercial Operations segment is primarily responsible for the increase in gross profit because of continued growth in reagent and disposable sales and lean-based efficiencies in our manufacturing operations. TriPath Oncology recorded decreased gross profit primarily related to high-margin fee income recorded during the first nine months of 2005 versus none compared with 2006.
Commercial Operations Gross Margin — Gross margin for the first nine months of 2006 in our commercial operations segment was 69.6%, a decrease from 70.2% in the comparable period of 2005. Overall, increased revenues resulted in increased gross profit of $7,633, or 17.8%, between the comparable periods. Gross profit increased as the result of continued growth in reagent revenues at our large laboratory customers as discussed above while the gross margin decline resulted from these increased sales to these lower-margin customers.
TriPath Oncology Gross Margin — Gross margin for the first nine months of 2006 in our TriPath Oncology segment was 22.0%, compared with 56.3% in the comparable period of 2005. TriPath Oncology had a relatively minor impact on overall gross profit in the first nine months of 2005, but did reduce overall gross margin by approximately 1.3% in the first nine months of 2006. Gross margin in the first nine months of 2006 resulted primarily from sales of our cervical ASR and from fee-per-use revenue related to our VIAS instrument while in the same period of 2005, gross margin resulted substantially from a higher margin, but non-recurring, fee income.
Research and Development
Total Research and Development — Research and development expenses include salaries and benefits of scientific and engineering personnel, depreciation of testing equipment, relevant consulting and professional services, components for prototypes and certain facility costs. Total research and development expenses for the first nine months of 2006 were $9,330, a $77, or 0.8%, increase from $9,253 in the first nine months of 2005.
Commercial Operations Research and Development — Research and development expenditures relating to our Commercial Operations segment reflect research activity related to our cervical cytology product line and the development of manufacturing capabilities for new molecular tests that we are developing. As our manufacturing operations are managed through our Commercial Operations segment, costs related to the manufacture of our new molecular tests will be recorded in our Commercial Operations segment. Commercial Operations research and development expenses increased by $441, or 29.3%, to $1,946 in the first nine months of 2006, from $1,505 in the first nine months of 2005, largely due to personnel related expenses.
TriPath Oncology Research and Development — Research and development expenses related to our TriPath Oncology segment decreased by $364, or 4.7%, to $7,384 in the first nine months of 2006 from $7,748 in the first nine months of 2005. The decrease predominantly reflects actions taken relative to the transition of our breast cancer staging assay and SurePath Molecular Pap test development efforts into clinical trials. In connection with this transition, we completed a number of development activities related to these products and took certain actions in the first quarter of 2006 that resulted in cost reductions beginning in the second quarter. Personnel separation costs related to these cost reducing actions were principally reflected in the first quarter of 2006, while lower salaries and associated benefit costs began to be realized in the second quarter of 2006 and continued to be realized in the third quarter.

Regulatory
Total Regulatory — Regulatory expenses include salaries and benefits of regulatory and quality personnel, costs related to clinical studies and submissions to the FDA, and relevant consulting services. Total regulatory expenses for the first nine months of 2006 were $5,637, a $3,215, or 132.7%, increase from $2,422 in the first nine months of 2005.
Commercial Operations Regulatory — Regulatory expenses in our Commercial Operations segment increased by $1,134, or 63.0%, to $2,933 in the first nine months of 2006, from $1,799 in the first nine months of 2005. This increase was primarily attributable to costs incurred in clinical activities related to our FDA submissions for the FocalPoint GS Imaging System and, to a lesser extent, the use of our SurePath liquid-based Pap test with the Digene hc2 High-Risk HPV DNA Test™.
TriPath Oncology Regulatory — Regulatory expenses in our TriPath Oncology segment increased by $2,081, or 334.0%, to $2,704 in the first nine months of 2006 from $623 in the first nine months of 2005. This increase in regulatory expenses reflects increased activities relating to our cervical clinical trial and to planned clinical trials for our cervical screening and breast staging assays as discussed above.
Sales and Marketing
Total Sales and Marketing — Sales and marketing expenses include salaries and benefits of sales, marketing, sales support and service personnel, and their related expenses. In addition, non-personnel-related expenses associated with marketing our products are also included in sales and marketing expenses. Total sales and marketing expenses for the first nine months of 2006 were $20,336, an increase of $3,147, or 18.3%, from $17,189 in the first nine months of 2005.
Commercial Operations Sales and Marketing — Sales and marketing costs in our Commercial Operations segment for the first nine months of 2006 were $19,376, an increase of $2,520, or 14.9%, compared to $16,856 in the corresponding period of 2005. This expense increase continues to predominantly reflect the reorganization and expansion of our sales and marketing activities which was initiated in the third quarter of 2004 and completed in 2005.
TriPath Oncology Sales and Marketing — Sales and marketing expenses in our TriPath Oncology segment for the first nine months of 2006 were $960, an increase of $627, or 188.3%, compared to $333 in the first nine months of 2005. This expense increase reflects expenses related to the potential launch of our future molecular diagnostic products.
General and Administrative
Total General and Administrative — General and administrative expenses include salaries and benefits for administrative personnel, legal and other professional fees and certain facility costs. Total general and administrative expenses for the first nine months of 2006 were $12,592, which represents an increase of $1,954, or 18.4%, versus $10,638 recorded in the same period in 2005. The increase is primarily due to transaction-related expenses incurred in connection with the process that culminated in the proposed acquisition by BD. During the first nine months of 2006, these transaction-related expenses were $2,244 versus none in the same period of 2005.
Commercial Operations General and Administrative — Commercial Operations recorded general and administrative expenses of $7,562 in the first nine months of 2006, an increase of $540, or 7.7%, compared to $7,022 recorded in the same period in 2005. This was primarily attributable to expenses incurred in connection with the process that culminated in the proposed acquisition by BD offset partially by lower costs related to litigation and to compliance with Section 404 of the Sarbanes-Oxley Act than we experienced in the first nine months of 2005.
TriPath Oncology General and Administrative — TriPath Oncology recorded general and administrative expenses of $5,030 in the first nine months of 2006, an increase of $1,414, or 39.1%, compared to $3,616 recorded in the same period in 2005. This was largely due to expenses incurred in connection with the process that culminated in our proposed acquisition by BD.
Operating Income/(Loss)
Total Operating Income. Operating income during the first nine months of 2006 was $3,001, a reduction of $960, or 24.2%, compared with operating income of $3,961 in the first nine months of 2005. The reduced operating income largely reflects transaction-related expenses, discussed above, incurred in connection with the process that culminated in the proposed acquisition by BD, and other operating expenses described above, offset partially by incremental gross profit on new sales of reagents and disposables. Total increases in gross profit contributed $7,433, or 17.1%, to the net change in operating income in the first nine months of 2006 compared with the same period in 2005. The increase in gross profit was offset by an increase in operating expenses of $8,393, or 21.2%, as described above.
Commercial Operations Operating Income. Operating income during the first nine months of 2006 attributable to Commercial Operations was $18,654, a $2,998, or 19.1%, improvement from operating income of $15,656 in the first nine months of 2005. The improvement in operating income largely reflects incremental gross profit on new sales of reagents and disposables partially offset by operating expenses as described above. Total increases in gross profit contributed $7,633, or 17.8%, to the net improvement in operating income in the first nine months of 2006, compared with the first nine months of 2005. The increase in gross profit was partially offset by an increase in operating expenses of $4,635, or 17.1%, as described above.
TriPath Oncology Operating Loss. Operating loss during the first nine months of 2006 attributable to TriPath Oncology was $15,653, a $3,958, or 33.8%, larger operating loss compared with $11,695 in the first nine months of 2005. The larger operating loss reflects decreased gross profit of $200, or 32.0%, and increased operating expenses of $3,758, or 30.5%, as described above.
Interest Income and Expense
Interest Income and Expense — Interest income for the first nine months of 2006 was $847, a $436 or 106.1%, increase from $411 during the first nine months of 2005. This increase was primarily attributable to higher interest rates compared with the first nine months of 2005 and due to higher average invested cash balances. Other increases to interest income resulted from an increasing number of instruments we have sold under capital lease arrangements. There was $13 of interest expense for the first nine months of 2006 compared with $5 in the first nine months of 2005.
Net Income
We recorded net income in the first nine months of 2006 of $3,437, which compares with net income of $4,219 in the first nine months of 2005, a decrease of $782, or 18.5%. This reduced net income is largely attributable to $2,145, after tax, of expenses related to the process that culminated in the proposed acquisition by BD. In addition, for the nine months ended September 30, 2006, the stock-based compensation expense recorded in accordance with SFAS 123(R) totaled $742,000 or approximately $ 0.02 per diluted share.
Although we recorded net income in the first nine months of 2006 and 2005, we had consolidated losses for regular federal income tax purposes in all periods presented, thus requiring no provision for regular federal income taxes. Income tax expense for the nine months ended September 30, 2006 equated to an effective tax rate of 10.4% compared to 3.4% for the nine months ended September 30, 2005. The primary difference between income tax expense and the U.S. statutory rate for the nine months ended September 30, 2006 was a change in the deferred tax valuation allowance resulting from utilization of federal net operating loss carryforwards and non-deductible transaction costs related to the process that culminated in the proposed acquisition by BD. The increase in the effective tax rate for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 resulted primarily from federal alternative minimum tax and increased expense for states with no or fully utilized loss carryforwards.
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
Liquidity and Capital Resources
(In thousands, except share and per share amounts)
Since our formation and until 2004, our expenses had significantly exceeded our revenues each quarter, resulting in an accumulated deficit of $222,478 as of September 30, 2006. We have funded our operations primarily through the private placement and public sale of equity securities, debt facilities and product sales. We had cash and cash equivalents of $27,462 at September 30, 2006 compared with $22,457 at December 31, 2005.
We funded our operations in the first nine months of 2006 from cash and cash equivalents on hand and revenues from both our Commercial Operations and TriPath Oncology segments.
The table below summarizes certain key components of our cash flow and working capital for the nine months ended September 30, 2006 and 2005. Comments made throughout this discussion related to our cash-related activities refer to the figures in this table.

	Nine Months Ended September 30,
	2006	2005	$ Change	% Change
Cash Flow Type: source/(use)
Operating	$3,280	$2,959	$321	10.8
Investing	(756)	(1,186)	(430)	(36.3)
Financing	2,411	667	1,744	261.5

Cash and cash equivalents at September 30	$27,462	$21,137	$6,325	29.9
Operating
Cash provided by operating activities was $3,280 during the nine months ended September 30, 2006 compared with net cash provided of $2,959 during the corresponding period of 2005, an increase of $321. The increase in net cash provided by operations between the first six months of 2006 and 2005 was attributable to several factors. We recorded net income of $3,437 for the nine months ended September 30, 2006 compared with $4,219 for the nine months ended September 30, 2005, a reduction of $782. This reduction in earnings was offset by $1,103, comprised of an increase in non-cash items of $101 and a net of $1,002 in operating assets and liabilities between the first nine months of 2005 and the first nine months of 2006.
The increase in non-cash items of $101 between the first nine months of 2006 and 2005 was primarily due to an increase of $332 in provision for bad debt expense and $742 related to compensation expense recorded under SFAS 123(R). Offsetting these increases were a decrease in non-cash sales discount of $368, a decrease of $277 in income taxes and decreased depreciation and amortization of $328.
The net increase of $1,002 in operating assets and liabilities between the first nine months of 2005 and the first nine months of 2006 was primarily attributable to an increase in working capital applied to accounts, notes and lease receivables of $4,119 offset by decreases in working capital applied to accounts payable and accrued expenses of $1,039 and inventory of $3,516 and other operating assets and liabilities of $566. The decrease in working capital applied to accounts payable and accrued expenses was primarily attributable to accruals related to personnel-related expenses, proposed acquisition related expenses and inventory purchases. The increase in working capital applied to accounts, notes and lease receivables was mainly attributable to the increased sale of FocalPoint instruments under capital lease arrangements during the second and third quarters of 2006, which was also the main reason for the corresponding decrease related to inventory compared with the first nine months of 2005.
Investing
Cash used in investing activities decreased by $430 from $1,186 during the first nine months of 2005 to $756 during the first nine months of 2006. This cash was used primarily for the purchase of machinery and equipment. We have no material commitments for capital expenditures.
Financing
Our cash provided by financing activities for the first nine months of 2006 compared to the first nine months of 2005 increased by $1,744, from $667 in the first nine months of 2005 to $2,411 in the same period of 2006. These cash flows were most impacted by stock option exercises. We had no traditional borrowings during the first nine months of 2006 or in 2005, but during the first nine months of 2006 we acquired and disposed of real estate and a mortgage in connection with the relocation of a newly hired employee. The mortgage was assumed at a value of $385 when it was aquired during the first quarter of 2006. The real estate was sold during the second quarter of 2006 and the remaining mortgage, in the amount of $384, was paid in full. Additionally, cash received from stock option exercises in the first nine months of 2006 increased by $1,741 compared to the first nine months of 2005. This was due to an increased number of option exercises after the announcement by BD to acquire all of our outstanding common stock. Payments on debt and leases in the first nine months of 2006 were lower by $3 than in the first nine months of 2005.
Lines of credit
We had a $7,500 working capital facility with Silicon Valley Bank which expired on April 27, 2006.
As of April 27, 2006 we secured a new $7,500 working capital facility with Wachovia Bank, N.A. The line carries a rate of interest equal to LIBOR plus 1.80% and has an expiration date of April 27, 2007. The line of credit carries customary covenants, including the maintenance of a minimum tangible net worth, a minimum fixed charge coverage ratio and other requirements. The line is collateralized by substantially all of our tangible assets. There were no borrowings outstanding under this line of credit as of September 30, 2006.

During April 2003, we obtained a $2,500 lease line of credit from General Electric Capital Corporation (“GE Capital”). Individual operating lease schedules under this lease line carry three-year terms. Financing charges are based on the fixed basic term lease rate factor. The interest rates on the various schedules, which are incorporated into the lease payments under this lease line, range from 2.85% to 3.45%. The lease line was being used as an alternative source of capital to obtain assets, primarily equipment, subject to operating leases. In July 2005, this line was renewed for a one-year term for $1,000 (in addition to amounts for assets already leased under the line). Terms of the new line were substantially the same as the expiring line. The primary difference was that lease terms under this line range from 30 to 36 months. As of September 30, 2006 and December 31, 2005 assets with an original cost of $1,917 were leased under this lease line with GE Capital. Future minimum lease payments under this lease line are $655 as of September 30, 2006. We allowed this line to expire as of March 31, 2006 with respect to our ability to lease additional assets under it, but the existing leases under the line will continue to their contractual maturities as described above. As this lease line has expired, no additional assets will be leased under this line of credit.
As of April 1, 2006 we obtained a new $1,500 lease line of credit from GE Capital (in addition to amounts for assets previously leased under the line discussed above). The lease terms of the new line range from 36 to 48 months. The new line has a term of one year and carries a rate of interest based on the Federal Reserve’s four and three year Treasury Constant Maturities Rate. As of September 30, 2006 assets with an original cost of $51 were leased under this lease line with GE Capital. Future minimum lease payments under this lease line are $54 as of September 30, 2006.
During August 2002, we obtained a $1,500 lease line of credit from Bank of America. Bank of America assigned the leases under this line to GE Capital in 2004. Amounts used under this lease line were secured by a letter of credit against our line of credit with Silicon Valley Bank until that line’s expiration in April 2006, at which point GE Capital no longer required security for assets under this lease line of credit. Assets leased under this lease line carry three-year lease terms. Lease rates are based on three-year constant Treasury Maturities. The interest rates on the various schedules under this lease line, which are incorporated into the operating lease payments, range from 2.75% to 2.90%. The lease line was used as an alternative source of capital to obtain assets, primarily equipment, subject to operating leases. As of September 30, 2006 and December 31, 2005, assets with an original cost of $1,286 were leased under this lease line. Future minimum lease payments under this lease line are $135 as of September 30, 2006. As the lease line has expired, no further assets will be leased under this line of credit.
During 2004 the Federal Reserve began a policy of increasing its Federal funds interest rates from 46-year lows of 1.0%. By December 31, 2004, the Federal Reserve had increased this key interest rate to 2.25%, and by December 2005, to 4.25%. At September 30, 2006 this key rate stood at 5.25%. While this increasing interest rate environment, if it continues, will positively impact earnings on our invested cash, it will also negatively affect our earnings and our cash if we are required to incur additional debt.
Off-Balance Sheet Arrangements
We have no other long-term debt commitments and no other off-balance sheet financing vehicles.
Outlook
On September 8, 2006, we signed a definitive merger agreement with BD pursuant to which BD agreed to acquire the approximately 93.5% of the outstanding shares of TriPath Imaging that BD does not currently own. The merger agreement contains certain termination rights for TriPath Imaging and BD, and provides that TriPath Imaging would be required to pay BD a termination fee of $12,250 in certain circumstances in connection with the termination of the merger agreement. The closing of the transaction remains subject to customary conditions, including approval of TriPath Imaging’s stockholders and other customary closing conditions. The antitrust waiting period under the Hart-Scott Rodino Act for this proposed acquisition was terminated on October 26, 2006. The special meeting of stockholders of TriPath Imaging to consider and vote on the adoption of the merger agreement is scheduled for December 19, 2006. The proposed merger is expected to close during the fourth quarter of calendar 2006.
We are focused on preparing for the special meeting of stockholders that is scheduled for December 19, 2006, at which time we will ask our stockholders to adopt our proposed merger agreement with BD.
Our operational success for the remainder of 2006 will depend on our ability to continue to take advantage of the opportunities for growth that we have created over the past five years, our ability to balance the costs associated with effective research, development, and marketing and selling programs with revenue growth, and the extent to which we can continue to leverage our operating infrastructure. We expect to continue to grow revenues from sales, rentals, and usage fees associated with our cervical cytology products and some of our molecular diagnostic reagents and imaging systems. Excluding transaction-related costs, we expect to be profitable for the remainder of 2006 and to continue to manage our business to minimize the need for additional outside sources of cash.
Whether or not we complete our proposed merger with BD in 2006, we believe that our existing cash and our expectation of continued positive cash flow will be sufficient to enable us to meet our future cash obligations for at least the next 12 months.
This Outlook section contains forward-looking statements and should be read in conjunction with the forward-looking statements disclosure in the next section.
Certain Factors Which May Affect Future Operations and Results
This Management’s Discussion and Analysis contains certain forward-looking statements based on current expectations of our management. Generally, those forward-looking statements use words like “expect,” “believe,” “continue,” “anticipate,” “estimate,” “may,” “will,” “could,” “opportunity,” “future,” “project,” and similar expressions. Such statements are subject to risks and uncertainties, including those described below that could cause actual results to differ from those projected. The forward-looking statements include those made in the section entitled “Outlook” and “Challenges” above, information concerning the expected completion and timing of the proposed merger with BD and other information relating to the proposed merger, as well as statements about our: projected timetables for the pre-clinical and clinical development of, regulatory submissions and approvals for, and market introduction and commercialization of our products and services; advancement of TriPath Oncology’s product development programs; expected future revenues, profitability, margins, operations and expenditures; sales and marketing force expansion; anticipated progress in the large commercial laboratories and projected cash needs. We caution investors not to place undue reliance on the forward-looking statements contained in this report, which speak only as of the date hereof. We undertake no obligation to update these statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events, except as required by law.
Certain factors, among others, that could cause our actual results to differ materially from what is expressed in those forward-looking statements include the following:
Factors Related to the Proposed Merger with BD:
-	the price of our common stock may decline significantly if we do not complete the proposed merger with BD;

-	if the conditions to our proposed merger with BD set forth in the merger agreement are not met, the merger may not occur;

-	if we do not complete the proposed merger with BD, we may not be able to find another business combination with an equally favorable price and equally favorable terms; and

-	if we do not complete the proposed merger with BD, we may be required to pay a termination fee of $12,250 in certain circumstances specified in the merger agreement;
Factors Related to our Ongoing Business
-	we may be unable to increase sales and revenues at our historical rates;

-	we may not receive revenues when or in the amounts anticipated;

-	we may not be able to maintain profitability;

-	we may have to reflect non-cash sales discounts in connection with warrants held by Quest Diagnostics for different financial periods than we expect, depending upon if and when it becomes probable that certain sales-based milestones may be met in connection with our agreement with Quest Diagnostics;

-	changes in our estimates and interpretations under SFAS 123(R), “Share-Based Payment,” which may result from experience with SFAS 123(R) or future guidelines, could have a material adverse impact on our reported results of operations;

-	we may not be able to continue to increase our penetration of the very competitive large commercial laboratories to the extent we expect, and we may not be able to maintain and grow our business within our traditional customer base to the extent we expect or at all;

-	we may not achieve revenues to the degree expected from our relationship with Ventana and the sale of analyte-specific reagents and research use only products derived from our molecular oncology development program;

-	our expanded sales and marketing presence may not have the expected impact, and we may face attrition issues customary for such an expansion;

-	we may incur greater expenses than we expect generally and with our clinical trials and sales and marketing efforts specifically;

-	our clinical trials may take longer to complete than we expect and may be unsuccessful;

-	we may not receive FDA approval for our FocalPoint GS and HPV-related applications;

-	the clinical trials for our breast cancer staging assay and SurePath Molecular Pap test may not be successful;

-	we may not receive FDA clearance for processing additional Ventana assays on the interactive histology imager on schedule or at all, and we may be required to obtain additional FDA and other regulatory approvals for the interactive histology imager, along with approvals for processing the assays, which we may not receive in a timely manner or at all;

-	revenues from our agreement with Ventana may not materialize to the extent we expect;

-	we may not be successful in selling TriPath Oncology’s pre-IVD (in-vitro diagnostic) products and services;

-	we may need to obtain additional financing in the future;

-	we may be unable to obtain and maintain adequate patent and other proprietary rights protection of our products and services;

-	our products may not receive regulatory, pricing and reimbursement approval when we expect, if at all;

-	we may be unable to comply with the extensive domestic and international governmental regulatory, pricing and reimbursement approval and review procedures and other regulatory requirements to which the manufacture and sale of our products are subject, or lack the financial resources to bear the expense associated with such compliance;

-	our products may not be accepted by the market to the extent we expect and the frequency of use of our screening products may decline;

-	TriPath Oncology may be unable to successfully develop and commercialize molecular diagnostic oncology products when anticipated, if at all;

-	external studies of our product candidates may not come to the conclusions we expect;

-	TriPath Oncology may be unable to license markers needed to optimize its product candidates;

-	we may be unable to establish and maintain licenses, strategic collaborations and distribution arrangements;

-	we and laboratories using our products may not obtain adequate levels of third-party reimbursement for our products;

-	we may lack the financial resources necessary to further develop our marketing and sales capabilities domestically and internationally or to expand our manufacturing capability;

-	competition and technological, scientific and medical, changes may make our products or potential products and technologies less attractive, used less frequently, or obsolete;

-	our promotional discounts, sales and marketing programs and strategies may not have their expected effect; and

-	uncertainties resulting from the initiation and continuation of our litigation with a competitor could have a material adverse effect on our ability to continue our operations.
Some of these factors and others are discussed in more detail in Exhibit 99.1 “Factors Affecting Future Operating Results” to our Annual Report on Form 10-K for the year ended December 31, 2005, which exhibit is incorporated into this report by reference, as well as Item 1A. of this Report on Form 10-Q.
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

Changes in Internal Control
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our third fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are currently engaged in litigation with Cytyc Corporation, as more fully described in Note 9 of the Condensed Consolidated Financial Statements and in Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
Except for the additional risk factors set forth below, there have been no material changes in our risk factors from those disclosed in Exhibit 99.1 “Factors Affecting Future Operating Results” to our Annual Report on Form 10-K (File No. 0-22885) for the year ended December 31, 2005.
Also, information concerning certain risk factors is discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Which May Affect Future Operations and Results” of this Report on Form 10-Q.
The price of our common stock may decline significantly if we do not complete the proposed merger with BD.
The price of our common stock has increased significantly since BD announced its proposal to acquire TriPath Imaging. The merger consideration of $9.25 per share in cash represents a premium of approximately 81% to $5.12, which was the closing share price on August 14, 2006, the date on which BD’s proposal to acquire TriPath Imaging was first announced. The closing share price was $8.82 on August 15, 2006 and $9.15 on November 1, 2006. If we do not complete the proposed merger, the price of our common stock may decline significantly.
If the conditions to our proposed merger with BD set forth in the merger agreement are not met, the merger may not occur.
Several conditions must be satisfied to complete the proposed merger with BD. These conditions are set forth in detail in the merger agreement, which was filed with the SEC on September 8, 2006. We cannot assure you that each of the conditions will be satisfied. If the conditions are not satisfied or waived, the proposed merger will not occur or will be delayed, and we may lose some or all of the benefits of the proposed merger. If we do not complete the proposed merger with BD, our board of directors may not be able to find another partner willing to pay an equivalent or more attractive price for another merger or business combination than that which would have been paid in the merger with BD.

If we do not complete the proposed merger with BD we may be required to pay a substantial termination fee and suffer from a diversion of management time.
If we consummate an acquisition proposal or enter into an alternative acquisition agreement or if the merger agreement is terminated, we will, under certain circumstances, be required to pay to BD a termination fee in the amount of $12,250.
In addition, the merger transaction may require us to spend additional time or money on integration efforts that would otherwise be spent on developing our business or on other matters. If we do not integrate our operations successfully or if management spends excessive time on integration issues, it could harm our business, financial condition and results of operations and diminish the benefits of the merger as well as harm our existing business.
Item 6. Exhibits
See Exhibit Index immediately following the Signatures.

TRIPATH IMAGING, INC.
FORM 10-Q
September 30, 2006
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIPATH IMAGING, INC.

DATE: November 8, 2006	BY:	/s/ Stephen P. Hall
Stephen P. Hall
Senior Vice-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

2.1	Merger Agreement by and among Becton, Dickinson and Company, Acquisition Sub and TriPath Imaging, Inc. dated September 8, 2006. Filed as Exhibit 2.1 to the Company’s Form 8-K filed on September 8, 2006 (File No. 0-22885) and incorporated herein by reference.

3.1	Restated Certificate of Incorporation. Filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended June 30, 2002 (File No. 0-22885) and incorporated herein by reference.

3.2	Amended and Restated By-laws of the Company. Filed as Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended June 30, 2002 (File No. 0-22885) and incorporated herein by reference.

10.1*	Form of Success Bonus Award Letter between the Company and Becton, Dickinson and Company, and each of Paul R. Sohmer, M.D., Johnny D. Powers, Ph.D. and Stephen P. Hall dated September 8, 2006. Filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 8, 2006 (File No. 0-22885) and incorporated herein by reference.

10.2*	Retention Bonus Agreement between Becton, Dickinson and Company, TriPath Imaging, Inc. and Paul R. Sohmer, M.D. dated September 8, 2006. Filed as Exhibit 10.2 to the Company’s Form 8-K filed on September 8, 2006 (File No. 0-22885) and incorporated herein by reference.

10.3*	Retention Bonus Agreement between Becton, Dickinson and Company, TriPath Imaging, Inc. and Stephen P. Hall dated September 8, 2006. Filed as Exhibit 10.3 to the Company’s 8-K filed on September 8, 2006 (File No. 0-22885) and incorporated herein by reference.

10.4*	Retention Bonus Agreement between Becton, Dickinson and Company, TriPath Imaging, Inc. and Johnny D. Powers, Ph.D. dated September 8, 2006. Filed as Exhibit 10.4 to the Company’s 8-K filed on September 8, 2006 (File No. 0-22885) and incorporated herein by reference.

10.5	Exclusivity Letter Agreement between TriPath Imaging, Inc. and Becton, Dickinson and Company dated August 16, 2006. Filed as Exhibit 10.1 to the Company’s 8-K filed on August 16, 2006 (File No. 0-22885) and incorporated herein by reference.

10.6	Amendment dated August 25, 2006 to Exclusivity Letter Agreement between TriPath Imaging, Inc. and Becton, Dickinson and Company dated August 16, 2006. Filed as Exhibit 10.1 to the Company’s 8-K filed on August 25, 2006 (File No. 0-22885) and incorporated herein by reference.

10.7	Second Amendment dated September 1, 2006 to Exclusivity Letter Agreement between TriPath Imaging, Inc. and Becton, Dickinson and Company dated August 16, 2006. Filed as Exhibit 10.1 to the Company’s 8-K filed on September 1, 2006 (File No. 0-22885) and incorporated herein by reference.

31.1	Certifications of the Chief Executive Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certifications of the Chief Financial Officer pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.

*	Indicates a management contract or compensatory plan.